Form 10-K
period 2016-12-31
HARMONIC INC
filed 2017-03-03
CIK 851310

2016 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-25826
_______________________________________________________
HARMONIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0201147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4300 North First Street
San Jose, CA 95134
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing sale price of the Common Stock on The NASDAQ Global Select Market on July 1, 2016, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $113,914,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 79,773,003 on February 28, 2017.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2016) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.
FORM 10-K

Forward Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	expectations regarding the impact of our acquisition of Thomson Video Networks (“TVN”);

•	expectations regarding the change in TVN’s business model;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;

•	expectations and estimates related to goodwill and intangible assets and their associated carrying value;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.
These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 13 in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements. The terms “Harmonic,” “Company,” “we,” “us,” “its,” and “our”, as used in this Annual Report on Form 10-K, refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

PART I

Item 1.	BUSINESS
We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video and broadband services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones. We operate in two segments, Video and Cable Edge. Our Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) Pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming new media companies. Our Cable Edge business sells cable access solutions, including Cable OS and related services, primarily to cable operators globally.
Across our two business segments, we derived approximately 51% of our revenue from the Americas in 2016. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for the remaining 31% and 18% of our 2016 revenue, respectively.
Harmonic was initially incorporated in California in June 1988, and was reincorporated in Delaware in May 1995. Our principal executive offices are located at 4300 North First Street, San Jose, California 95134. Our telephone number is (408) 542-2500. Our Internet website is http://www.harmonicinc.com. Other than the information expressly set forth in this Annual Report on Form 10-K, the information contained or referred to on our website is not part of this report.
Industry Overview
Demand for Video Services Anytime, Anywhere
The delivery of video programming and Internet-based services to consumers continues to rapidly converge. Consumers increasingly seek a more personalized and dynamic video experience that can be delivered at any time to any location to a variety of devices, ranging from high-definition (HD) and ultra-high-definition (Ultra HD) televisions and Internet-enabled “smart” televisions, to traditional desktop and laptop computers, to mobile platforms such as smart phones and tablet computers. In this multiscreen video environment, video programming and content needs to be transformed into multiple formats, bit rates and resolutions for display on a broad range of devices.
Consumers have grown accustomed to watching video programming and content at their convenience rather than on fixed timeframes scheduled by broadcasters and service providers. “Time-shifting” technologies such as digital video recorders (DVRs) and video-on-demand (VOD) services are enabling this flexibility, and the introduction of network DVRs by some service providers has eliminated the need for local storage, allowing a subscriber to store programming on the service provider’s servers for future playback at any time, on any device.
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
Demand for High Quality Video
Consumer demand for high quality video anytime, anywhere and on any device requires ever-increasing bandwidth capacity in service providers’ networks, as well as technology that maximizes network bandwidth efficiency. With the advent of Ultra HD televisions and OTT services increasingly being rendered in “4K” high resolution and consuming approximately four times the bandwidth of traditional HD channels, we believe next generation compression technologies, such as High Efficiency Video Compression (HEVC) or advances in H.264/AVC codecs, will continue to remain a high priority for distributors of video.
Service Provider Trends
Service providers are competing intensely to offer higher quality video signals in HD, including evolving initiatives to deliver video in 4K Ultra HD resolution. In response to the growing success of new media OTT streaming companies, in addition to the time-shifting technologies described above, service providers are broadly expanding their video streaming offerings to customers, for viewing on any device. Increasingly, these services are featuring content in the bandwidth intensive, high resolution 4K standard in order to provide consumers with higher value, differentiated video services. Service providers are developing and expanding their content delivery and Internet Protocol (IP) networks, and increasing the capacity and efficiency of their networks with investments in various delivery infrastructure technologies to, among other things, maximize video quality, minimize bandwidth utilization and enable new network capacity. We believe that the delivery of video over IP will continue to change traditional video viewing habits and distribution methods and may alter the traditional advertising and subscription business models of major service providers.
Service providers continue to consolidate to achieve greater economies of scale and subscriber concentration, and to compete more effectively, especially against the growing disruptive threat of OTT offerings. In addition, service providers continue to enhance and differentiate their offerings by creating and delivering their own branded content, either through organic in-house development of new content or through acquisitions of existing content brands. For example, Comcast Corporation (“Comcast”), a cable operator, owns NBC Universal, a broadcast and media company; AT&T, a telecommunications company, has announced its intent to acquire Time Warner, a media and entertainment company; and Sky Broadcasting, a European satellite service provider, has developed its own channels and content.
Content Provider Trends
Content owners and media companies in the U.S. and internationally continue to launch OTT streaming offerings to reach consumers directly, with OTT streaming of live programming becoming increasingly relevant. These offerings may be in partnership or competition with service providers.
As service providers deliver more video services to more devices and platforms, they are increasingly requiring content providers to supply content that is properly formatted for each device. As the number and types of devices continue to grow, the lack of consistent video standards means content providers must reformat and package their content in dozens of different formats to enable their content to be viewable across different devices. As a result, some broadcasters and media companies are beginning to outsource playout functionality to service providers.
In order to achieve faster time-to-market as well as reduce operational costs, content providers are adopting cloud-based technologies and transitioning portions of their operations into public cloud environments. This enables content providers to offer expanded services at a more rapid pace, distribute video directly to consumers or to distributors over IP and public networks and operate globally in a more efficient manner at greater scale.
Market Trends
Cable Market
To address increasing competition, increase average revenue per user (ARPU) and differentiate themselves, cable operators continue to focus on a number of initiatives to improve their product offerings:

•	Bundled digital video, voice and high speed data services;

•	Expansion of VOD libraries and on-demand service offerings;

•	Refresh of the user experience with upgraded consumer-facing applications;

•	Video delivery over IP to broadband enabled consumer devices;

•	Capacity enhancement of high-speed data services;

•	Expansion of network capacity to support the growing number of available services, including HDTV in foreign markets; and

•	Collaboration with content owners on offering access to on-line content.
To support this rapid expansion of service offerings, cable operators are investing in video processing solutions that can receive, process, and distribute content from a variety of sources to a broad array of consumer devices; video storage equipment; and servers to ingest, store and intelligently distribute content. These technologies are complemented by the latest cable edge solutions to significantly scale broadband network capacity and speed.
Satellite and Telco Markets
Over 100 satellite operators around the world have established digital television services that serve tens of millions of subscribers. These services are capable of providing tens of thousands of linear channels, including an increasing number of HD channels and the introduction of Ultra HD channels. These linear services will likely continue to expand as operators offer premium packages targeted towards specific consumer groups, with the goal of gaining loyalty and expanding ARPU. In parallel, satellite operators have begun offering the same linear services and VOD options to their customer base via broadband-connected consumer devices such as smart phones, tablets and set-top boxes. These services are deployed in conjunction with content delivery networks (CDNs) and are accessible through partnerships, acquisitions or internal investments. Satellite operators are expanding their video infrastructure in order to attain greater operational efficiency for the creation and distribution of these new services across a wide range of mediums and platforms.
Internationally, and specifically in emerging markets, satellite operators continue to enjoy substantial growth in their customer base, driven mainly by rapid economic development, and the rise of a growing middle class with disposable income. As this growth continues, it is expected that these satellite operators will expand their product offerings to leverage the growing customer base and increase overall revenue.
Over the past several years, telcos around the world have added video services as a competitive response to cable and satellite operators and as a potential source of revenue growth. As their businesses have grown and matured, they have also expanded their offerings in an effort to successfully compete in the video arena, including high-quality HD content, larger VOD libraries, time-shifting television services, bundled voice, data and video packages, multiscreen video offerings to a broad range of devices, and branded mobile-specific services. The last of these offerings, mobile wireless services, is a key competitive advantage for telcos today, as it provides a clear differentiator in anytime, anywhere service offerings for consumers looking to view content on the move. In many cases, telcos are making significant infrastructure investments to expand their video offerings into IP services and gain market share, while certain telcos are also acquiring satellite and/or cable companies to buy the market reach and scale needed to be competitive in the video space.
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
In the terrestrial broadcasting market, operators in many countries in EMEA, APAC and South America are now required by regulation to convert from analog to digital transmission in order to free up broadcast spectrum. These broadcasters are faced with requirements of converting analog signals to digital signals prior to transmission over the air, as well as to distribute these new signals across a new terrestrial network. The conversion to digital transmission provides the opportunity to deliver new channels; HD and Ultra HD services; premium content; and interactive services.
Media companies, in order to effectively address consumer demands, are expanding their offerings to support a wide range of live and linear content, and to make content available in higher quality video formats and on-demand. These trends are increasing demand for media servers and video-optimized storage equipped to support higher resolution formats, and are accelerating demand for functionally collapsed playout systems with integrated media orchestration software. In addition, distribution networks responsible for moving video content to service providers are being upgraded to handle larger volumes of digital content more efficiently and with greater flexibility. To effectively support these rapidly developing needs, a wide range of media companies are utilizing public cloud infrastructures for video infrastructure needs, and we believe this trend will accelerate.
New Media and OTT Markets
OTT video streaming accounts for the majority of downstream Internet traffic in North America, and new media OTT companies are aggressively pushing into international markets. These companies will continue to require high-quality video processing solutions in order to process and distribute large amounts of content from a wide variety of sources to a broad array of consumer devices, and to optimize adaptive bitrate video streaming quality and bandwidth utilization. Also, OTT companies are increasingly developing and introducing original content, as well as developing and launching program channels similar to channels currently available from service providers. In many cases, these OTT companies can monetize their content via the use of national, regionalized and personalized advertising delivered to the devices of individual viewers. We believe these developments may result in increased investments in video production and playout solutions by OTT companies.
Emerging Markets
With a growing middle class across emerging markets, we believe the Pay-TV business is poised for growth over the coming decade in the Asia Pacific region, South Asia, the Middle East, Africa and Central and South America. We currently derive a meaningful portion of our revenue from countries in emerging markets. Many consumers who are entering the middle class are now able to afford a monthly video service to gain access to their favorite programs and movies. Considering the early stages of economic development in many of these regions, together with very large populations, we believe some of the leading video service providers serving emerging markets will experience high subscriber growth rates and may become worldwide industry leaders. In addition, since the video services currently available to consumers in these markets are generally more basic when compared to services available in more developed markets, we believe subscribers will demand increasingly sophisticated video services over time as consumer consumption trends in these markets track to those in more developed markets. As a result, we believe that the infrastructure and technology investments of these service providers and new market entrants are likely to grow significantly for the foreseeable future.
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
Our Video Business
Overview
We offer a range of products and solutions that address the demand and market trends shaping our industry, including next-generation software-based media processing platforms.
In light of more complicated workflows inherent in managing the delivery of greater quantities of content across multiple formats to a growing population of set-top-boxes and consumer electronic devices, we believe the industry is moving towards unified video processing systems. These systems integrate what had been historically discrete hardware video processing functions into software, enabling significant cost efficiencies, greater flexibility and improved business agility across the entire video workplace. Additionally, we believe there is gaining industry momentum towards network function virtualization, whereby core video chain functions are being re-engineered and collapsed to run on the latest Intel processors in order to leverage high-performance and scalable appliance-based hardware, or as software-only virtual instances designed to run on industry standard servers in data center environments.
From production studios to broadcast newsrooms, consumer demand for higher resolution video programming and more viewing options is escalating network touch points and the server capacity needed to administer channel production and playout processes, thereby elevating costs and space restrictions. As more content is filmed in 4K and played-to-air on newly created channels supporting higher resolution HD and Ultra HD formats, these constraints are likely to be exacerbated. We believe these issues are resulting in increased demand for software-based playout systems that integrate previously discrete functionality, including graphics and branding insertion and media orchestration. This type of software provides an automated control system that streamlines playout processes, improves video quality, and reduces server overhead by combining historically discrete video chain functions into a unified playout system where content can be ingested, formatted, stored and played-to-air, a technological development known as function collapse or function integration.
We believe functionally collapsed video playout infrastructures with media orchestration systems, along with video optimized storage solutions, will enable content providers to produce more channels in higher resolution formats faster and more cost-effectively, and provide content in the widest possible range of formats and at the highest possible video quality.
As a result, we believe service providers and broadcast and media companies are likely to make significant investments in these newly architected systems in the foreseeable future.
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
Cloud media processing. An increasing number of service providers and media professionals are looking to cloud-based architectures for their media processing workflows, which is a fundamental shift from traditional, hardware-based approaches. We have addressed, and continue to address, this changing landscape with our VOS Cloud software application, which transforms traditional video preparation and delivery architectures into a fully integrated set of cloud-native functions, accelerating the time to market for new broadcast and OTT services. Our VOS 360 offering provides these same capabilities through our software-as-a-service solution.
Broadcast and distribution encoders. Our high-performance encoders compress video, audio and data channels to low bit rates while maintaining high video quality. Our latest software-based Electra encoders can deliver video in multiple formats, including standard, HD and Ultra HD, and in any video compression standard, including the MPEG-2, MPEG-4 AVC, HEVC and AVS+ codecs. This capability allows the encoders to converge workflows targeted for all forms of video delivery, whether broadcast, cable, satellite, IPTV or OTT. Today’s Electra and VOS solutions all leverage the Harmonic PURE Compression

Engine, a software-based technology that incorporates many of the encoding algorithm and processing techniques developed by Harmonic over the past two decades. The benefits of the PURE Compression Engine include a faster rate of video quality innovation, the ability to dynamically balance workflow efficiency and resource utilization, and improved investment protection. Our EyeQ real-time video compression optimization solution is an optional enhancement for systems featuring PURE Compression. The EyeQ solution leverages the function of the human visual system to provide a superior viewing experience on any device at low bitrates.
Contribution encoders. Our ViBE contribution encoders provide broadcasters with video compression solutions for real-time news gathering, live sports coverage and other remote events, and enable our customers to deliver these feeds to their studios for further processing. Our latest models can encode HD and Ultra HD video signals in HEVC or AVC 4:2:2 10-bit resolution, enabling the transmission of very high-quality video with low latency. Broadcasters and other operators also use our contribution encoders for delivery of their programming to their customers, which are typically cable, telco and satellite operators.
Multiscreen transcoders and stream processing. We offer high-density, real-time transcoding of video for broadcast and OTT delivery with our Electra XT Xtream transcoder. This scalable platform is designed to accelerate time to market for operators faced with fast channel lineup growth and a rise in multiscreen applications. Our latest ProStream X and ProStream XVM real-time stream processing systems are software-based and provide high-performance, high-throughput processing for mission-critical IP video delivery applications, including multiplexing, scrambling, splicing and blackout switching.
Content preparation and delivery for multiscreen applications. Our ProMedia multiscreen solutions enable the preparation and delivery of high-quality OTT services, including live streaming, VOD, catch-up TV, start-over TV and network DVR services through hypertext transfer protocol (HTTP) streaming to any device. Capabilities include real-time and file-based transcoding, stream packaging, and multiscreen workflow management. Our ProMedia X Origin multiscreen video server ingests transcoded, segmented and encrypted output from Electra and ProMedia systems to provide high-volume live adaptive bitrate streaming and the delivery of time-shifted services.
Decoders and descramblers. Our family of ProView integrated receivers-decoder (IRD) products allows service providers to acquire content delivered via satellite, IP or terrestrial networks for distribution to their subscribers. These products, including the ProView 7100 and ProView 8100, are used by broadcasters to decode signals backhauled from live news and sporting events in contribution applications, as well as by content owners looking to distribute their content in a controlled manner to a large base of video service providers.
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
Video servers. Our Spectrum family of video server systems are used by broadcast and media companies to create play-to-air television channels. Our customers typically use these video server products to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are then stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played-to-air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel. Our Spectrum servers support SD, HD and Ultra HD programming, as well as many different media formats. Our Polaris media orchestration software solutions work with our Spectrum products and provide our customers with playout management and control tools for channel-in-a-box and integrated channel playout applications.
Video-optimized storage. Our MediaGrid shared storage system is a scale-out, network-attached storage system with a built-in media file system optimized for media production workflows. Architected as a clustered storage system with a distributed file system, MediaGrid provides highly scalable storage capacity and access bandwidth to support demanding media production applications, such as video editing, content transformation and media library management. In addition, MediaGrid systems are increasingly being employed for VOD, time-shifted television services and OTT adaptive bitrate streaming.
Our Cable Edge Business
Overview
We believe the market and industry trends highlighted above are similarly creating opportunities for our Cable Edge business, especially for the deployment of software-based solutions.

As consumption of VOD services accelerates, service provider demand for video edge QAMs increases. In addition, with heightened competition from non-cable service providers such as AT&T, Verizon and local municipalities to deliver gigabit data rates, cable operators are aggressively driving enabling broadband access technologies, including the Converged Cable Access Platform (CCAP) architecture. We also believe the cable industry will move rapidly to DOCSIS 3.1, which enables increased bandwidth data transfer over existing broadband infrastructure as cable operators begin migrating to distributed solutions.
In the last few years, the cable industry has been developing and promulgating the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe a software-based, centralized CCAP-based system can significantly reduce cable headend costs and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.
In addition to centralized CCAP systems, we believe there is growing interest in distributed remote PHY solutions, particularly in competitive gigabit service markets where cable operators are competing with FTTH services and are extending fiber access networks deeper into their distribution networks. A remote PHY architecture alleviates the power and space requirements of centralized systems at headend sites, and we believe will enable service providers to efficiently scale to support data and video growth.
Cable Edge Products
Software-Based CCAP Solution. Demand continues to grow for high-speed broadband services such as OTT streaming, VOD, time-shift TV and cloud DVR. We help cable operators take advantage of this opportunity with our CableOS software-based CCAP, an end-to-end cable access solution that we believe delivers unprecedented scalability, agility and cost savings. CableOS enables the migration to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe the solution resolves space and power constraints in the headend and hub, eliminates dependence on hardware upgrade cycles, and reduces total cost of ownership.
Edge QAM products. Our Narrowcast Services Gateway (NSG) products are fully integrated edge gateway products that integrate routing, multiplexing, scrambling and modulation into a single package for the delivery of narrowcast services to subscribers over cable networks. NSG systems allow cable operators to deliver IP signals from the headend to the edge of the network for subsequent modulation onto a HFC network. Originally developed for VOD applications, the NSG has evolved to support multiple applications, including switched digital video and modular CMTS applications, as well as large-scale VOD deployments.
We believe CCAP systems will, over time, replace and make obsolete current cable edge QAM products, as well as current CMTS products, since fully compliant CCAP-based solutions will combine the functionality of these products into one system. Since we historically have not addressed the CMTS market, we believe that our CableOS solution, which includes a software-based CMTS, will have an opportunity to be sold into a significantly larger and growing market created by the CCAP standard.
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
Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, based, in part, on revenue during 2016.

United States	International
CenturyLink	AM Technolgia SA de CV
Charter Communications	Com Hem AB
Comcast Cable	Dayang Technology Development Inc.
Cox Communications	France Televisions SA
DirecTV	Groupe Canal+SA
EchoStar Holding	Huawei Technologies Co Ltd.
Heartland Video	Netorium GmbH
Suddenlink Communications	NYL Electronica SA
Time Warner Cable	Telefonia Por Cable SA de CV
Turner Broadcasting	Vodafone
Sales to our 10 largest customers in 2016, 2015 and 2014 accounted for approximately 28%, 32% and 35% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2016, no customer accounted for more than 10% of our net revenue. During 2015 and 2014, revenue from Comcast accounted for approximately 12% and 16% of our net revenue, respectively. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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
Our corporate marketing organization is responsible for building awareness of the Harmonic brand in our markets and driving engagement with our strategies, solutions and products. The group develops all of our corporate messaging and manages all customer and industry communication mechanisms, including advertising, our Web presence, speakers’ bureau, events and trade shows. The marketing organization also manages product launches and demand generation in conjunction with our sales force.

Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a substantial majority, by dollar amount, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2017. We do not generally maintain long-term agreements with any of our contract manufacturers.

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
Intellectual Property
As of December 31, 2016, we held 71 issued U.S. patents and 44 issued foreign patents and had 78 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers. Approximately 75% of our backlog is projected to be converted to revenue within a rolling one-year period. Our backlog, including deferred revenue at December 31, 2016 was approximately $188.4 million. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in capital spending by our customers or changes in specific customer requirements. In addition, due to annual capital spending budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
Competition
The markets for video infrastructure systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, functionality and features, reliability, pricing, breadth of product offerings, brand recognition and awareness, sales and distribution capabilities, technical support and services, and relationships with end customers. We believe that we compete favorably in each of these categories.
Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, and, in certain product lines, other companies including ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems.
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

Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2016, 2015 and 2014 were approximately $98.4 million, $87.5 million and $93.1 million, respectively. Research and development expenses as a percent of revenue in 2016, 2015 and 2014 were approximately 24.2%, 23.2% and 21.5%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon and New Jersey), France, Israel and Hong Kong. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and in India.
Our research and development program is primarily focused on developing new products and systems, and adding new features and other improvements to existing products and systems. Our development strategy is to identify features, products and systems, in both software and hardware solutions, that are, or are expected to be, needed by our customers. Our current research and development efforts are focused on next-generation video processing and delivery across different deployment environments, particularly cloud-native and SaaS delivery models, and enhanced video compression, video quality, and multiscreen solutions. We also devote significant resources to production and playout and distribution solutions. Other major research and development efforts are focused on cable edge solutions for both video and data, particularly the ongoing development of our CableOS software-based CCAP solution.
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
Employees
As of December 31, 2016, we employed a total of 1,376 full time employees, including 523 in research and development, 233 in sales, 303 in service and support, 80 in operations, 87 in marketing (corporate and product) and 150 in a general and administrative capacity. Of those employees, 507 were located in the U.S. and 869 employees were located in foreign countries in South America, the Middle East, Europe, Asia and Canada. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in France are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

• the impact of industry consolidation;

• customers suspending or reducing capital spending in anticipation of: (i) new standards, such as HEVC and DOCSIS 3.1; (ii) industry trends and technology shifts, such as virtualization, and (iii) new products, such as products based on our VOS software platform or the CCAP architecture, such as CableOS;

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, and, in certain product lines, other companies including ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems.

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

We are currently developing and marketing products based on the latest video compression standards, such as HEVC, which provides significantly greater compression efficiency, thereby making more bandwidth available to operators. At the same time, we continue to devote development resources to enhance the existing AVC/H.264 compression of our products, which many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in encoding or transcoding.

We continue to focus our development efforts on key product solutions in our Video and Cable Edge businesses. Our VOS solution is a software-based, cloud-enabled platform that unifies the entire media processing chain, from ingest to delivery. We have launched a number of VOS-based product solutions and services, including Electra XVM, VOS Cloud and VOS360. In our Cable Edge business, we have launched and continue to develop our CableOS software-based CCAP systems, and we continue to develop, market and sell our NSG edgeQAM solutions.

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

In the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe our CableOS software-based CCAP systems, available as either a centralized or distributed remote PHY solution, will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. If we are unsuccessful in developing these capabilities in a timely manner, or are otherwise delayed in making such capabilities available to our customers, our business may be adversely impacted, particularly if our competitors develop and market fully compliant products before we do.

We believe CCAP-based systems will, over time, replace and make obsolete current cable edge-QAM solutions, including our cable edge QAM products, as well as current CMTS solutions, which is a market our products have previously not addressed. If demand for our CCAP systems is weaker than expected, or sales of our CCAP-based systems do not adequately offset the expected decline in demand for our non-CCAP cable edge products, or the decline in demand for our non-CCAP cable edge products is more rapid and precipitous than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Further, in September 2016 we granted Comcast a warrant (the “Warrant”) to purchase shares of our common stock to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based CCAP solution. If Comcast does not adopt our CableOS system, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of our relationship with Comcast and our business and operating results, financial condition and cash flows could be materially and adversely effected. Moreover, if a new or competitive architecture for next-generation cable edge solutions is promulgated that renders our CCAP-based systems obsolete, our business may be adversely impacted.

Our future growth depends on market acceptance of several broadband services, on the adoption of new broadband technologies, and on several other broadband industry trends.

Future demand for many of our products will depend significantly on the growing market acceptance of emerging broadband services, including digital video, VOD, Ultra HD, IP video services (particularly streaming to tablet computers, connected TVs and mobile devices) and very high-speed data services. The market demand for such emerging services is rapidly growing, with many custom or proprietary systems in use, which increases the challenge of delivering interoperable products intended to address the requirements of such services.

The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and devices, such as:

• the adoption of cloud-native media processing architectures;

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

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2016, 2015 and 2014 represented approximately 58%, 53% and 52% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

• import and export license requirements, tariffs, taxes, economic sanctions, contractual limitations and other trade barriers;

• our significant reliance on resellers and others to purchase and resell our products and solutions, particularly in emerging market countries;

• availability of credit, particularly in emerging market countries;

• longer collection periods and greater difficulty in enforcing contracts and collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

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

• business and operational disruptions or delays caused by political, social and economic instability and unrest, including risks related to terrorist activity, particularly in emerging market countries (e.g., recent significant civil, political and economic disturbances in Ukraine);

• changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the U.S. and the European Union on the Russian Federation;

• the effects and any resulting negative economic impact of the recent U.S. election or the U.K.’s referendum to exit the European Union; and

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on two suppliers for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products. In addition, the result of the recent presidential election in the United States has created uncertainty regarding trade policies. Specifically, the new administration has suggested imposing tariffs or other restrictions on foreign imports. If any such tariffs are imposed on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, financial condition and operating results.

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

Plexus Services Corp., which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a substantial majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our Israeli operations are outsourced to another third-party manufacturer in Israel. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2017.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top 10 customers in the fiscal years ended December 31, 2016, 2015 and 2014 accounted for approximately 28%, 32% and 35% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In fiscal year ended December 31, 2016, no customer accounted for more than 10% of our net revenue. In the fiscal years ended December 31, 2015 and 2014, revenue from Comcast accounted for approximately 12% and 16% of our revenue, respectively, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not increase its adoption of our technologies or purchases of our products in connection with the Warrant we issued to them in September 2016, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As part of our business strategy, from time to time we have acquired, and we may continue to acquire, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on February 29, 2016, we announced the closing of our acquisition of Thomson Video Networks (“TVN”), which is headquartered in Rennes, France. Acquisitions involve numerous risks, including the following:

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

In addition to the risks outlined above, if we are unable to continue to achieve the objectives of our TVN acquisition, the anticipated benefits and potential synergies of the acquisition may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to successfully receive payment of any significant portion of TVN’s existing French R&D tax credit receivables from the French tax authority as expected, or are unable to successfully apply for or otherwise obtain the financial benefit of new French R&D tax credits in future years, our ability to achieve the anticipated benefits of the acquisition as well as our business, operating results and financial condition could be adversely affected.

As of December 31, 2016, we had approximately $237 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may not be able to effectively manage our operations.

We have grown significantly, principally through acquisitions, and expanded our international operations. For example, upon the closing of our acquisition of TVN on February 29, 2016, we added 438 employees, most of whom are based in France.

As of December 31, 2016, we had 869 employees in our international operations, representing approximately 63% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of December 31, 2016, we maintained facilities in Israel with a total of 185 employees, or approximately 13% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Edge business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 10% of those employees were called for active military duty in 2016. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

• the level and timing of capital spending of our customers in the U.S., Europe and in other markets;

• economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including any stemming from an unstable political environment in the United States or abroad as well as those resulting from regulatory or tax policy changes from the Trump administration;

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

The timing of deployment of our products by our customers can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of third-party equipment and services, our customers’ ability to negotiate and enter into rights agreements with video content owners that provide the customers with the right to deliver certain video content, and our customers’ need for local franchise and licensing approvals.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the U.S., is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $18.3 million and $3.1 million in 2016 and 2015, respectively, against U.S. net deferred tax assets. This increase in valuation allowance was offset partially by the release of $8.4 million of valuation allowance associated with TVN.

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

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with any of our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and operating results. Furthermore, a certain portion of our personnel is comprised of foreign nationals whose ability to work for us depends on obtaining the necessary visas. Our ability to hire and retain foreign nationals, and their ability to remain and work in the United States, is affected by various laws and regulations, including limitations on the availability of visas. Changes in the laws or regulations affecting the availability of visas may adversely affect our ability to hire or retain key personnel and as a result may impair our operations.

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

At December 31, 2016, we held 71 issued U.S. patents and 44 issued foreign patents, and had 78 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Our products are subject to U.S. export control laws, and may be exported outside the U.S. only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. Additionally, our business and operating results be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.

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

We may need additional capital in the future and may not be able to secure adequate funds at all or on terms acceptable to us.

We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures.

We believe that our existing cash and short-term investments of approximately $63 million at December 31, 2016 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Our operating results could be adversely affected by natural disasters affecting us or impacting our third-party manufacturers, suppliers, resellers or customers.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct research, disclose, and report whether or not our products contain certain conflict minerals sourced from the Democratic Republic of Congo or its surrounding countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we may incur certain additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

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

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption as early as the first quarter of 2017, the effective date of the new revenue standard is our first quarter of 2018. We do not plan to early adopt, and accordingly, we will adopt the new standard effective January 1, 2018. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We currently plan to adopt using the modified retrospective approach; however, a final decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While we continue to assess the potential impacts, under the new standards there is the potential for significant impacts to the accounting for software licenses with undelivered features and professional services revenue with acceptances, and contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of license revenue and other revenue sources, our operating results could be significantly affected.

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

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our ESPP, and in connection with grants of restricted stock units (“RSUs”) on an ongoing basis. To the extent we do not elect to pay solely cash upon conversion of our Notes, we will also be required to issue additional shares of common stock upon conversion. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

None

Item 2.	PROPERTIES
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the U.S. and various locations in Europe and Asia. Our leases, which expire at various dates through April 2027, are for an aggregate of approximately 416,000 square feet of space, of which the San Jose lease, expiring August 2020, is for approximately 160,000 square feet of space. This excludes 28,000 square feet of space that is vacant and available for sublease since the beginning of 2016. We have two business segments: Video and Cable Edge. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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

In October 2011, Avid filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of us, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, we filed our response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. The court conducted a supplemental claim construction hearing on May 27, 2016 and issued a claim construction order on June 29, 2016. On June 17, 2016, Harmonic filed requests for ex parte reexaminations for the ’808 and ’309 patents with the United States Patent and Trademark Office (“USPTO”).  The USPTO ordered reexamination of both the ’309 and ’808 patents in August 2016.  The USPTO issued a Non-Final Office Action on November 25, 2016 for the ’309 patent, including rejecting all challenged claims.  The USPTO issued a Non-Final Office Action for the ’808 patent on December 15, 2016, rejecting all challenged claims.  The Patent Owner filed its response in both reexaminations on February 15, 2017. A status conference was held with the District Court on February 23, 2017.

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

	2016		2015
	Sales Price		Sales Price
Quarter ended	High	Low	High	Low
First quarter	$4.04	$2.85	$7.98	$6.53
Second quarter	3.64	2.51	7.64	6.55
Third quarter	5.99	2.72	7.09	5.40
Fourth quarter	6.13	3.80	6.31	4.07
Holders
As of February 28, 2017, there were approximately 374 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Repurchases of Equity Securities by the Issuer
There were no stock repurchases during the year ended December 31, 2016. Our stock repurchase program expired on December 31, 2016. Further stock repurchases would require authorization from the Board.
Sales of Unregistered Securities
On September 26, 2016, we granted a warrant to purchase shares of our common stock to Comcast (the “Warrant”), pursuant to which Comcast may purchase up to 7,816,162 shares of our common stock, par value $0.001 per share, subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of $4.76, which was the weighted-average trading price of our common stock for the 10 trading days prior to the issue date.
Comcast’s right to exercise the Warrant is subject to certain vesting triggers relating to the execution of the Warrant, certain pricing elections by Comcast, the successful completion of field trials of certain of our products, and certain payments by Comcast for our products and services. The offer and sale of such securities was made only to an “accredited investor” (as defined by Rule 501 under the Securities Act) in reliance upon exemptions from registration under the Securities Act afforded by Section 4(a)(2) of the Securities Act and corresponding provisions of state securities laws. Reliance on Section 4(2) is based on the nature of the offering and sale and the representations made by Comcast in the Warrant with respect to its investment experience and intent. (See Note 17, “Warrants,” of the notes to our Consolidated Financial Statements for additional information).
Stock Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2011 and ending on December 31, 2016. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2011, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/11	12/12	12/13	12/14	12/15	12/16
Harmonic Inc.	100.00	100.60	146.43	139.09	80.75	99.21
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
NASDAQ Telecom	100.00	102.78	143.40	149.42	144.02	153.88
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material”, “filed” or incorporated by reference in previous or future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Harmonic specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

Item 6.	SELECTED FINANCIAL DATA
The selected financial data set forth below as of December 31, 2016 and 2015, and for the fiscal years ended December 31, 2016, 2015 and 2014, are derived from our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2014, 2013 and 2012, and for the fiscal years ended December 31, 2013 and 2012 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.
On March 5, 2013, we completed the sale of our cable access HFC business to Aurora Networks. As such, the results of operations associated with cable access HFC business are presented as discontinued operations in our Consolidated Statements of Operations for all periods presented.
On February 29, 2016, we completed our acquisition of TVN and applied the acquisition method of accounting for the business combination. The selected consolidated balance sheet data as of December 31, 2016 represents the consolidated statement of financial position of the combined company. The selected consolidated statement of operations data for the year ended December 31, 2016 of the combined entity includes 10 months of operating results of TVN, beginning March 1, 2016.

	Year ended December 31,
	2016 (1) (2)	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Net revenue	$405,911	$377,027	$433,557	$461,940	$476,871
Cost of revenue	205,161	174,315	221,209	241,495	256,339
Gross profit (3)	200,750	202,712	212,348	220,445	220,532
Operating expenses:
Research and development	98,401	87,545	93,061	99,938	102,627
Selling, general and administrative	144,381	120,960	131,322	134,014	127,117
Amortization of intangibles	10,402	5,783	6,775	8,096	8,705
Restructuring and related charges	14,602	1,372	2,761	1,421	—
Total operating expenses	267,786	215,660	233,919	243,469	238,449
Loss from operations	(67,036)	(12,948)	(21,571)	(23,024)	(17,917)
Interest income (expense), net (8)	(10,628)	(333)	132	219	515
Other expense, net	(31)	(282)	(356)	(347)	(293)
Loss on impairment of long-term investment (4)	(2,735)	(2,505)	—	—	—
Loss from continuing operations before income taxes	(80,430)	(16,068)	(21,795)	(23,152)	(17,695)
Provision for (benefit from) income taxes (5)(6)	(8,116)	(407)	24,453	(44,741)	(1,506)
Income (loss) from continuing operations (7)	$(72,314)	$(15,661)	$(46,248)	$21,589	$(16,189)
Net income (loss) per share from continuing operations:
Basic	$(0.93)	$(0.18)	$(0.50)	$0.20	$(0.14)
Diluted	$(0.93)	$(0.18)	$(0.50)	$0.20	$(0.14)
Shares used in per share calculation:
Basic	77,705	87,514	92,508	106,529	116,457
Diluted	77,705	87,514	92,508	107,808	116,457
	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$62,558	$152,794	$104,879	$170,581	$201,176
Working capital	$71,938	$201,250	$142,754	$243,650	$293,978
Total assets	$554,069	$524,957	$480,518	$606,084	$717,531
Convertible debt, long-term(8)	$103,259	$98,295	$—	$—	$—
Stockholders’ equity	$270,641	$328,168	$371,813	$494,166	$553,413
(1)    In 2016, we recorded $18.0 million of restructuring and related charges, of which $14.6 million is included in operating expenses and $3.4 million is included in cost of revenue. This $18.0 million of restructuring and related charges comprised primarily of $17.8 million of severance and benefits for the termination of 118 employees worldwide, including 83 employees in France who participated in the TVN voluntary departure plan (“TVN VDP”) and $2.2 million related to the cost for exiting from our excess facility in the U.S., offset partially by approximately $2.0 million of gain from TVN pension curtailment. (See Note 11, “Restructuring and related charges,” of the notes to our Consolidated Financial Statements for detail information on restructuring and related charges and pension curtailment gain).
(2)    In 2016, as a result of the TVN acquisition, we incurred acquisition-and integration-related expenses in aggregate of $16.9 million, of which $14.9 million was included in selling, general and administrative expenses and the remainder in research and development expenses and cost of revenue. (See Note 3, “Business Acquisition,” of the notes to our Consolidated Financial Statements for additional information).
(3)    Gross margin decreased to 49.5% in 2016 compared to 53.8% in 2015. The decrease in gross margin was primarily due to the inclusion of TVN’s operating results which resulted in higher material, labor and overhead costs attributable to the additional headcount and facilities acquired in connection with the TVN acquisition as well as the restructuring costs incurred in 2016 related to the termination of employees of the Company’s acquired TVN subsidiary in France (the “TVN French

Subsidiary”) under the TVN VDP, as well as an increase of $3.7 million in amortization expense related to the intangibles acquired from TVN acquisition. Additionally, the gross margin in 2016 was unfavorably impacted by an inventory obsolescence charge of approximately $4.0 million for some older Cable Edge product lines. Gross margin increased to 53.8% in 2015 compared to 49.0% in 2014. The increase in gross margin was primarily due to decreased expenses related to amortization, operational efficiencies and product mix shifts in our product portfolio. The expense related to amortization of intangibles included in cost of revenue decreased from $13.7 million in 2014 to $0.7 million in 2015, due to majority of the purchased tangible assets becoming fully amortized.
(4)     As a result of our assessment, in 2016 and 2015, we recorded impairment charges of $2.7 million and $2.5 million for our investment in Vislink plc (“Vislink”) and VJU iTV Development GmbH (“VJU”), respectively, as we determined both of these investments were impaired on an other-than-temporary basis. (See Note 5, “Investments in Other Equity Securities,” of the notes to our Consolidated Financial Statements for additional information).
(5)    In 2014, we recorded a net increase in valuation allowance of $29.0 million in 2014 against U.S. net deferred tax assets. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets. This unfavorable impact was partially offset by the release of $9.0 million of tax reserves in 2014, including accrued interests and penalties, for our 2010 tax year in the United States, as a result of the expiration of the statute of limitation for that tax year. In 2016, we recorded a net increase in valuation allowance of $18.3 million against all of our U.S. deferred tax assets as well as the net operating losses generated in 2016 due to significant cumulative losses in the United States. This increase in valuation allowance was partially offset by the release of $8.4 million valuation allowance associated with the Company’s TVN French Subsidiary. Due to a change in its business model, as of December 31, 2016, our TVN French Subsidiary is forecasted to generate pretax income in future periods.
(6)    In 2013, we released $39.0 million of tax reserves, including accrued interests and penalties, for our 2008 and 2009 tax years in the United States, as a result of the expiration of the statute of limitations for those tax years.
(7)    Loss from operations for 2016, 2015, 2014, 2013 and 2012 included stock-based compensation expense of $13.1 million, $15.6 million, $17.3 million, $16.0 million and $18.4 million, respectively.
(8)    In December 2015, we issued the Notes through a private placement with a financial institution. The Notes bear interest at 4.00% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes recording $26.9 million in stockholders’ equity. We incurred approximately $4.1 million of debt issuance costs in connection with the issuance of the Notes, which we recorded as a deduction to the carrying amount of the Notes and $0.8 million of debt issuance costs was allocated to stockholders’ equity. The resulting net debt discount, difference between the principal amount of the Notes and the carrying value of the Notes, of $30.2 million is amortized to interest expenses at an effective interest rate of 9.94% over the contractual term of the Notes. In 2015, we recorded $240,000 of coupon interest expense and $216,000 of interest expenses related to the amortization of debt discount and debt issuance costs. In 2016, we recorded $5.1 million of coupon interest expense and $5.0 million of interest expenses related to the amortization of debt discount and debt issuance costs. (See Note 12, “Convertible Notes, Other Debts, and Capital Leases,” of the notes to our Consolidated Financial Statements for additional information on the Notes).

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
We do business in three geographic regions: the Americas, EMEA and APAC and operate in two segments, Video and Cable Edge. Our Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming new media companies. Our Cable Edge business sells cable access solutions and related services, primarily to cable operators globally.
Acquisition of TVN
On February 29, 2016, through our wholly-owned subsidiary Harmonic International AG, we completed our acquisition of 100% of the share capital and voting rights of TVN for $82.5 million in cash. TVN, a global leader in advanced video compression solutions, is headquartered in Rennes, France. The TVN acquisition was primarily funded with cash proceeds from the issuance of the Notes in December 2015.
TVN is now a part of our Video segment and its results of operations are included in our Consolidated Statements of Operations beginning March 1, 2016. The acquisition of TVN is intended to strengthen our competitive position in the video infrastructure market as well as enhance the depth and scale of our research and development and service and support capabilities in the video arena. We believe that the combined product portfolios, research and development teams and global sales and service personnel of Harmonic and TVN will allow us to accelerate innovation for our customers while leveraging greater scale to drive operational efficiencies. (See Note 3, “Business Acquisition,” of the notes to our Consolidated Financial Statements for additional information on the TVN acquisition).
Historically, our revenue has been dependent upon capital spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ capital spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the U.S. and international markets; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing capital spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers, content providers, resellers and system integrators, manage services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us. Implementation issues with our products or those of other vendors have caused in the past, and may cause in the future, delays in project completion for our customers and delay our recognition of revenue.
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers in 2016, 2015 and 2014 accounted for approximately 28%, 32% and 35% of our revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2016, no customers accounted for more than 10% of our net revenue. During 2015 and 2014, revenue from Comcast accounted for 12% and 16%, of our net revenue, respectively. No other customers accounted for more than 10% of our net revenue in 2015 and 2014. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows.

Our Video segment revenue increased in 2016 compared to 2015 primarily due to our acquisition of TVN, which led to stronger demand from both our service provider and broadcast and media customers, particularly within EMEA and the Americas.
Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture and Ultra HD. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, over-the-top, and new mobile video services. We believe we are well positioned to address these opportunities as we continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions, enabling video compression and processing through our VOS software platform running on standard off-the-shelf servers, data centers and in the cloud.
Our Cable Edge strategy is to become a major player in the approximately $2 billion CCAP market by delivering innovative new DOCSIS 3.1 CMTS technology, which we refer to as CableOS. In the meantime, our Cable Edge segment is experiencing weaker demand as some of our customers have decreased spending on current Cable Edge products as they prepare to make investments in new converged data and video DOCSIS 3.1 CMTS solutions. While these trends present near-term challenges for us, we believe we have made significant progress on the development of our DOCSIS 3.1 CMTS solutions and we began addressing this market opportunity with our first CableOS shipments in the fourth quarter of 2016.
To support our Cable Edge strategy and foster the further development and growth of this segment, in September 2016, we granted Comcast a warrant (the “Warrant”) to purchase shares of our common stock to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based CCAP systems. Pursuant to the Warrant, Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. Comcast’s right to purchase 781,617 shares under the Warrant was vested as of the issuance date as an incentive to enter into the software license product supply agreement with us. Comcast’s rights to purchase an additional 1,954,042 shares vest upon achievement of milestones that occur upon or prior to Comcast’s election for enterprise license pricing for certain of our software products. Such pricing would obligate Comcast to make certain total payments to us over the term of the product supply agreement. Comcast’s rights to purchase an additional 1,172,425 shares vest when Comcast exceeds specified cumulative purchase amounts from us under the product supply agreement. Comcast’s rights to purchase the remaining 3,908,081 shares vest in specified tranches at the earlier of Comcast’s enterprise license pricing election (if completed by a certain date) or achievement of specified cumulative purchase amounts from us. Because the Warrant is considered an incentive for Comcast to purchase certain of the Company’s products, the value of the Warrant will be recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 17, “Warrants,” of the Notes to our Consolidated Financial Statements for additional information).
As a result of the continued uncertainty regarding the timing of our customers’ investment decisions, we implemented restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing an extensive Company-wide expense control program. (See Note 11, “Restructuring and Related Charges” of the Notes to our Consolidated Financial Statements for additional information).
Our aggregate balance of cash, cash equivalents and short-term investments as of December 31, 2016 was $62.6 million and during the fiscal year 2016, we generated $0.4 million of cash from operations.
We expect that our current sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity based on our current plan for the next twelve months.
Critical Accounting Policies, Judgments and Estimates
The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 2 of the notes to our Consolidated Financial Statements for details of our accounting policies. Critical accounting policies, judgments and estimates that we believe have the most significant impact on Harmonic’s financial statements are set forth below:

•	Business combination;

•	Revenue recognition;

•	Valuation of inventories;

•	Impairment of goodwill or long-lived assets;

•	Assessment of the probability of the outcome of current litigation;

•	Accounting for income taxes; and

•	Stock-based compensation.

Business Combination
We applied the acquisition method of accounting for business combinations to our acquisition of TVN, which closed on February 29, 2016. (See Note 3, “Business Acquisition,” for additional information on TVN acquisition). Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measurements that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.
During the fourth quarter of 2016, we completed the accounting for this business combination.
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
Revenue on shipments to resellers and systems integrators is generally recognized on delivery. Resellers and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory as a standard operating practice. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these resellers and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking resellers. We have long-term relationships with most of these resellers and systems integrators and substantial experience with similar sales of similar products. We do have instances of accepting product returns from resellers and system integrators. However, such returns typically occur in instances where the system integrator has designed a product into a project for the end user, but the integrator requests permission to return the component as it does not meet the specific project’s functional requirements. Such returns are made solely at our discretion, as our agreements with resellers and system integrators do not provide for return rights. We have sufficient experience monitoring product returns from our resellers, and, accordingly, we have concluded that we should use a sell-in model for our reseller sales.
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
During the second quarter of 2016, the sustained decline in our stock price led to a triggering event for goodwill impairment assessment. As of July 1, 2016, with a closing stock price of $3.01 on The NASDAQ Stock Market, our market capitalization was approximately $235 million. As this market capitalization was less than our net book value, further analysis was performed to determine if an impairment existed. Based on the impairment test performed, we determined that our goodwill was not impaired as of July 1, 2016.
During the fourth quarter of 2016, we performed the first step of goodwill impairment testing for our two reporting units as part of our annual goodwill impairment test and concluded that goodwill was not impaired as the Video and Cable Edge reporting units had estimated fair values in excess of their carrying value by approximately 67% and 123%, respectively. We have not recorded any impairment charges related to goodwill for any prior periods.
We evaluate the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, we evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to writedown the carrying value of the asset to its estimated fair market value. In connection with restructuring actions initiated during 2014, we recorded an impairment charge of $1.1 million in 2014 related to software development costs incurred for a discontinued IT project.
In 2015, we recorded an impairment charge of $2.5 million for our investment in VJU as we determined that the entire investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment, expected cash flows and recent events specific to VJU. In 2016, the stock price of Vislink, our other equity investment, fell below the cost basis for several months. Based on our assessment of the positive and negative factors of Vislink’s financial and business conditions, we determined that more-likely-than-not, Vislink’s stock price would not recover to its cost basis and, as a result, we recorded a total of $2.7 million of impairment charges reflecting the new reduced cost basis. (See Note 5, “Investments in Other Equity Securities,” of the notes to our Consolidated Financial Statements for additional information).
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
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in our favor, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, we filed our response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. The court conducted a supplemental claim construction hearing on May 27, 2016 and issued a claim construction order on June 29, 2016. On June 17, 2016, Harmonic filed requests for ex parte reexaminations for the ’808 and ’309 patents with the United States Patent and Trademark Office (“USPTO”).  The USPTO ordered reexamination of both the ’309 and ’808 patents in August 2016.  The USPTO issued a Non-Final Office Action on November 25, 2016 for the ’309 patent, including rejecting all challenged claims.  The USPTO issued a Non-Final Office Action for the ’808 patent on December 15, 2016, rejecting all challenged claims.  The Patent Owner filed its response in both reexaminations on February 15, 2017. A status conference was held with the District Court on February 23, 2017.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied full valuation allowance against our U.S. net deferred tax assets as of December 31, 2015 and continued into 2016, attributing to a $18.3 million increase in valuation allowance in 2016. This increase in valuation allowance in 2016 is offset partially by the release of $8.4 million of valuation allowance associated with our TVN French Subsidiary. Due to a change in business model, as of December 31, 2016, the French Subsidiary is forecasted to generate pretax income in future periods. After considering all the positive and negative evidence, we determined that the valuation allowance for the TVN French Subsidiary should be released as of December 31, 2016 based on its projected income. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.
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
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. In 2016, the U.S. Internal Revenue Service concluded its audit for our 2012 tax year and as a result, we released $1.1 million of related tax reserves, including accrued interests and penalties. We also released $9.0 million and $0.5 million of related tax reserves, including accrued interests and penalties, for the 2010 and 2011 tax years in 2014 and 2015, respectively, as a result of the expiration of the statute of limitations.
The 2013 through 2015 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2015 tax years generally remain subject to examination by their respective tax authorities. In 2016, the U.S. Internal Revenue Service concluded its examination of our income tax return for the tax year 2012, which commenced in August 2015. In addition, one of our subsidiaries is under audit for the 2012 and 2013 tax years, which commenced in 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeal. The Ninth Circuit will decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. We concluded that no adjustment to the consolidated financial statements as of December 31, 2016 is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.
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
The determination of fair value of stock options and ESPP on the date of grant, using an option-pricing model, is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. We estimated the expected life of the awards based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the options and purchase rights. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. In addition, we apply an expected forfeiture rate in determining the amount of stock-based compensation. We use historical forfeitures to estimate our future forfeiture rates.
We recognize the stock-based compensation expense for performance-based RSUs (“PRSUs”) based on the probability of achieving certain performance criteria, as defined in the PRSU agreements. We estimate the number of PRSUs ultimately expected to vest and recognize expense using the graded vesting attribution method over the requisite service period. Changes in our estimates related to probability of achieving certain performance criteria and number of PRSUs expected to vest could significantly affect the stock-based compensation expense from one period to the next.
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
See Note 13, “Employee Benefit Plans and Stock-based Compensation,” of the notes to our Consolidated Financial Statements for additional information.
Results of Operations
Net Revenue
The following table presents the breakdown of revenue for each of our business segments described in Item 1 of this Annual Report on Form 10-K for each of the three years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Video	$351,489	$291,779	$326,756	$59,710	20%	$(34,977)	(11)%
Cable Edge	54,422	85,248	106,801	(30,826)	(36)%	(21,553)	(20)%
Total net revenue	$405,911	$377,027	$433,557	$28,884	8%	$(56,530)	(13)%

Segment revenue as a % of total net revenue:
Video	87%	77%	75%
Cable Edge	13%	23%	25%
The following table presents the breakdown of revenue by geographical region for each of the three years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Americas	$207,249	$212,568	$245,849	$(5,319)	(3)%	$(33,281)	(14)%
EMEA	126,752	92,422	109,645	34,330	37%	(17,223)	(16)%
APAC	71,910	72,037	78,063	(127)	—%	(6,026)	(8)%
Total net revenue	$405,911	$377,027	$433,557	$28,884	8%	$(56,530)	(13)%

Regional revenue as a % of total net revenue:
Americas	51%	56%	57%
EMEA	31%	25%	25%
APAC	18%	19%	18%
Fiscal 2016 compared to Fiscal 2015
Our Video segment net revenue increased $59.7 million, or 20%, in 2016 compared to 2015. This increase was primarily attributable to a $40.6 million increase in video product revenue and a $19.1 million increase in video service revenue, and such increases were primarily due to the acquisition of TVN which contributed approximately $60.0 million of revenue in 2016. While demand for video infrastructure from our customers in the Americas and EMEA regions improved, overall demand trends were impacted due to several significant ongoing technology transitions and evolving Pay-TV business models.
Our Cable Edge segment net revenue decreased $30.8 million, or 36%, in 2016 compared to 2015. The decrease was primarily due to lower revenue in the Americas, and to a lesser extent in the APAC and EMEA regions. The decrease was primarily due to lower spending associated with a decrease in demand as some of our customers are deferring purchases as they plan their migration to next generation DOCSIS 3.1 technologies and CCAP architectures. Several of our cable customers have started planning for the transition from DOCSIS 3.0 to DOCSIS 3.1 technologies, which will improve high speed data services and enable our customers’ networks to adopt new CCAP architectures. We are currently developing solutions based on DOCSIS 3.1 technologies and the CCAP architecture and made our first CableOS shipments in the fourth quarter of 2016.
Net revenue in the Americas decreased $5.3 million, or 3%, in 2016 compared to 2015, primarily due to the pending transition to new DOCSIS 3.1 technologies, which has impacted our Cable Edge business in the near-term, offset in part by improved service provider spending for our Video products and services.
EMEA net revenue increased $34.3 million, or 37%, in 2016 compared to 2015, primarily due to improved Video product and service revenue, which was partially offset by the decline in service provider demand for our Cable Edge products as they prepare to transition to new DOCSIS 3.1 technologies.
APAC net revenue decreased $0.1 million in 2016 compared to 2015, primarily attributable to softer demand for our Cable Edge products due to the pending transition to DOCISIS 3.1 technologies, partially offset by increased Video service revenue from our service provider customers.
Fiscal 2015 compared to Fiscal 2014
Our Video segment net revenue decreased $35.0 million, or 11%, in 2015 compared to 2014. This decrease was primarily attributable to a $44.2 million decrease in video product revenue, offset partially by a $9.2 million increase in video service revenue. Starting in 2014, we experienced the investment pause of several of our customers as they looked ahead towards the industry’s transition to Ultra HD and high-efficiency video coding (“HEVC”) compression and new virtualized architectures for video processing and this negative factor extended into 2015 as we saw our customers making investment decisions much slower than before. The consolidation of some of our customers in the North America and EMEA regions also contributed to the spending pause we experienced, particularly in the second half of 2015. In addition, the strengthening of the U.S. dollar contributed to the decline in our international video business, as over half of our video product revenue was derived from international customers. The increases in our service revenue were primarily due to an increase in the installed base of equipment being serviced for our customers, primarily in the Americas, in both the service provider and the broadcast and media markets.
Our Cable Edge segment net revenue decreased $21.6 million, or 20%, in 2015 compared to 2014. Revenue decreased in our edgeQAM products in 2015 compared to 2014. The decrease was primarily due to lower spending associated with the consolidations of certain cable operators, both in the United States and Europe, particularly in the second half of 2015, which led to a delay in several of our anticipated large projects as well as some decrease in demand as some of our customers looked ahead to our new next generation CCAP technologies.
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
Gross Profit
The following presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for each of the three years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Gross profit	$200,750	$202,712	$212,348	$(1,962)	(1)%	$(9,636)	(5)%
As a percentage of net revenue (“gross margin”)	49.5%	53.8%	49.0%

Gross margin decreased to 49.5% in 2016 compared to 53.8% in 2015. The decrease in gross margin was primarily due to the inclusion of TVN’s operating results which resulted in higher material, labor and overhead costs attributable to the additional headcount and facilities acquired in connection with the TVN acquisition, as well as the restructuring costs incurred in 2016 related to the termination of employees of the TVN French Subsidiary under the TVN VDP, and the increase of $3.7 million in amortization expense related to intangibles acquired from TVN. Additionally, gross margin was unfavorably impacted by an inventory obsolescence charge of approximately $4.0 million for some older Cable Edge product lines, recorded in accordance with our policy for excess and obsolete inventory and also as part of our strategic plan to reposition and dedicate our primary resources to our new CableOS product. These unfavorable margin impacts were offset in part by increased service and support revenue in 2016 compared to 2015.
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
Research and Development
Our research and development expense consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The following table presents the research and development expenses and the expense as a percentage of net revenue for each of the three years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Research and development	$98,401	$87,545	$93,061	$10,856	12%	$(5,516)	(6)%
As a percentage of net revenue	24.2%	23.2%	21.5%

The $10.9 million, or 12%, increase in research and development expense in 2016 compared to 2015 was primarily due to the inclusion of TVN’s post-acquisition research and development expenses and higher expenses for CableOS product development. Such increase was offset in part by approximately $6.0 million in reimbursements of engineering spending by one of our large customers, as well as approximately $6.1 million of R&D tax credits in 2016.
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
Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expense as a percentage of net revenue for each of the three years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Selling, general and administrative	$144,381	$120,960	$131,322	$23,421	19%	$(10,362)	(8)%
As a percentage of net revenue	35.6%	32.1%	30.3%
The $23.4 million, or 19%, increase in selling, general and administrative expenses in 2016 compared to 2015 was primarily due to the inclusion of TVN’s post-acquisition selling, general and administrative expenses, as well as TVN acquisition- and integration-related costs. Such increases were offset in part by lower variable employee compensation related expenses mainly due to a decrease in headcount and efforts to reduce sales and marketing related expenses. See Note 3, “Business Acquisition,” of the notes to our Consolidated Financial Statements for additional information on TVN acquisition- and integration-related costs.
The $10.4 million, or 8%, decrease in selling, general and administrative expenses in 2015 compared to 2014 was primarily attributable to decreased headcount and related expenses as a result of our worldwide workforce reduction related to our restructuring plans and lower variable employee compensation related expenses as well as decreased depreciation for demonstration equipment and cost containment effort in sales and marketing related expenses. These decreases were offset in part by an increase in legal and professional expenses in connection with the acquisition of TVN.
Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for each of the three years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Video	$11,963	$13,529	$18,073	$(1,566)	(12)%	$(4,544)	(25)%
Cable Edge	(12,131)	(1,599)	1,239	(10,532)	659%	(2,838)	(229)%
Total segment operating income (loss)	$(168)	$11,930	$19,312	(12,098)	(101)%	(7,382)	(38)%

Segment operating income (loss) as a % of segment revenue:
Video	3.4%	4.6%	5.5%
Cable Edge	(22.3)%	(1.9)%	1.2%

The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Year ended December 31,
	2016	2015	2014
Total segment operating income (loss)	$(168)	$11,930	$19,312
Unallocated corporate expenses	(38,972)	(2,794)	(3,076)
Stock-based compensation	(13,060)	(15,582)	(17,287)
Amortization of intangibles	(14,836)	(6,502)	(20,520)
Loss from operations	(67,036)	(12,948)	(21,571)
Non-operating expense, net	(13,394)	(3,120)	(224)
Loss before income taxes	$(80,430)	$(16,068)	$(21,795)

Fiscal 2016 compared to Fiscal 2015
Video segment operating income decreased $1.6 million, or 12%, in 2016 compared to 2015, and operating margin decreased from 4.6% in 2015 to 3.4% in 2016. The decrease was primarily attributable to unfavorable product mix and the inclusion of TVN’s lower gross margins and higher headcount-related and facilities costs related to the TVN acquisition.
Cable Edge segment operating loss increased $10.5 million, or 659%, in 2016 compared to 2015, and operating margin decreased from (1.9)% in 2015 to (22.3)% in 2016. The increase in operating loss was primarily due to a 36% decrease in Cable Edge segment revenue and higher research and development expenses for CableOS development.
Fiscal 2015 compared to Fiscal 2014
Video segment operating income decreased $4.5 million, or 25%, in 2015 compared to 2014, and operating margin decreased from 5.5% in 2014 to 4.6% in 2015. The decrease was primarily attributable to an 11% decrease in Video segment revenue, offset in part by the favorable impact from a reduction in operating expenses primarily due to decreased headcount and employee variable compensation related expenses, depreciation for demonstration equipment and cost containment effort in sales and marketing related expenses, as well as efficiencies from manufacturing and overhead spending.

Cable Edge segment operating income decreased $2.8 million, or 229%, in 2015 compared to 2014, and operating margin decreased from 1.2% in 2014 to (1.9)% in 2015. The unfavorable impact from a 20% decrease in Cable Edge segment revenue was primarily offset by efficiencies from manufacturing and overhead spending, especially for our NSG Pro products as well as lower research and development expenses.
Unallocated Corporate Expenses
Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and related charges and excess facilities charges. Additionally, the unallocated corporate expenses in 2016 included $16.9 million of TVN acquisition- and integration-related costs (see Note 3, “Business Acquisition,” of the notes to our Consolidated Financial Statements for additional information) and $13.1 million of restructuring costs related to the TVN voluntary departure plan (see Note 11, “Restructuring and Asset Impairment charges-TVN VDP,” of the notes to our Consolidated Financial Statements for additional information) and an inventory obsolescence charge of approximately $4.0 million recorded for some older Cable Edge product lines in accordance with our policy for excess and obsolete inventory and also as part of our strategic plan to re-position and dedicate our primary Cable Edge resources to our new CableOS products.
Amortization of Intangibles

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Amortization of intangibles	$10,402	$5,783	$6,775	$4,619	80%	$(992)	(15)%
As a percentage of net revenue	2.6%	1.5%	1.6%
The increase in the amortization of intangibles expense in 2016 compared to 2015 was primarily due to the amortization of intangibles related to the acquisition of TVN. The decrease in the amortization of intangibles expense in 2015 compared to 2014 was primarily due to certain purchased tangible assets from prior business acquisition becoming fully amortized.
Restructuring and Related Charges
We implemented several restructuring plans in the past few years and recorded restructuring and related charges of $18.0 million, $1.5 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The goal of these plans was to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense control programs.
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Product cost of revenue	$3,400	$113	$315	$3,287	2,909%	$(202)	(64)%
Operating expenses-Restructuring and related charges	14,602	1,372	2,761	13,230	964%	(1,389)	(50)%
Total	$18,002	$1,485	$3,076	$16,517	1,112%	$(1,591)	(52)%

The restructuring charges of $18.0 million in 2016 were primarily related to the 2016 restructuring plan implemented in the first quarter of 2016 (the “Harmonic 2016 Restructuring Plan”), net of $2.0 million of gain from TVN pension curtailment. The restructuring charges of $1.5 million in 2015 were primarily related to the 2015 restructuring plan (the “Harmonic 2015 Restructuring Plan”) implemented during the fourth quarter of 2014. Of the $3.1 million restructuring charges recorded in 2014, $2.2 million was recorded in the fourth quarter of 2014 related to the Harmonic 2015 Restructuring plan and the remaining $0.9 million were related to restructuring plan implemented in the first quarter of 2013 (the “Harmonic 2013 Restructuring Plan”).
Harmonic 2016 Restructuring Plan
In the first quarter of 2016, we implemented a new restructuring plan to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits, exiting certain operating facilities and disposing of excess assets. In the second quarter of 2016, as part of the Harmonic 2016 Restructuring Plan, we also initiated the TVN VDP to streamline the organization of our TVN French Subsidiary.
In 2016, we recorded an aggregate of $20.0 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, of which $2.2 million is primarily related to the exit from the excess facility at our U.S. headquarters and the remaining $17.8 million is related to severance and benefits for the termination of 118 employees worldwide, including 83 employees in France who participated in the TVN VDP. Additionally, the restructuring and related charges under the Harmonic 2016 Restructuring Plan is offset by approximately $2.0 million of gain from TVN pension curtailment. For the employees who participated in the TVN VDP, their pension benefit will be funded by the TVN VDP and as a result, the TVN defined benefit pension plan was remeasured at December 31, 2016, which resulted in a non-cash curtailment gain. We also incurred $16.9 million of TVN acquisition- and integration-related expenses in 2016 (See Note 3, “Business Acquisition,” of the notes to our Consolidated Financial Statements for additional information on TVN acquisition-and integration-related expenses).
A majority of the 2016 restructuring and integration activities were completed in 2016 but some of the TVN VDP activities will continue into 2017 based on the contractual terms with each employee. We anticipate incurring approximately $5 million of additional restructuring and TVN acquisition- and integration-related expenses, under this plan in 2017. The estimated synergies from these restructuring activities and the TVN integration effort is anticipated to exceed $20 million on an annualized basis.
TVN VDP
In the second quarter of 2016, we initiated a consultative process with the works council for the TVN French Subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate their employment with certain benefits. We finalized the consultation process and the terms of the voluntary departure plan in the third quarter of 2016. Following approval of the TVN VDP by the applicable French authorities in September 2016, employees were invited to apply for the voluntary termination benefits detailed in the TVN VDP. A total of 83 employees applied for the TVN VDP and were duly approved by us in the fourth quarter of 2016.
The total TVN VDP costs, including severance, certain benefits and taxes, as well as administration costs, is estimated to be approximately $15.3 million, in the aggregate, and will be paid over a period of four years, based on the TVN VDP terms agreed upon with each employee. The fair value of the total TVN VDP liability at inception is estimated to be approximately $14.8 million.
We account for these special termination benefits in accordance with ASC 712, “Compensation - Non-retirement Post-employment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated. Out of the 83 employees who applied for the TVN VDP, 11 of them are required to work beyond the minimum statutory notice period into 2017. Based on the application of the accounting guidance, we recorded a charge of $13.1 million for TVN VDP costs in the fourth quarter of 2016, of which $3.5 million was already paid in 2016, resulting in a TVN VDP liability balance of $9.6 million at December 31, 2016.
Future TVN VDP payments, including severance, certain benefits and taxes, as well as administration costs, at December 31, 2016, are as follows (in thousands):

Years ending December 31,
2017	$6,757
2018	3,021
2019	1,492
2020	696
Total VDP payments	$11,966
Excess Facilities in San Jose, California
In January 2016, we exited an excess facility at our U.S. headquarters in San Jose, California and recorded $1.4 million in facility exit costs. We account for facility exit costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through August 2020. Actual sublease terms may differ from the estimates originally made by us. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $1.1 million. In December 2016, as a result of a change in the estimate in sublease income, the restructuring liability was increased by $0.6 million.
Harmonic Prior Restructuring plans
The restructuring and related charges of $1.5 million in 2015 were under the Harmonic 2015 Restructuring Plan which primarily consisted of severance and benefits for the termination of 56 employees worldwide.
The restructuring and related charges of $3.1 million in 2014 consisted of $2.2 million and $0.9 million incurred under the Harmonic 2015 Restructuring Plan and Harmonic 2013 Restructuring Plan, respectively. The $3.1 million restructuring and related charges in 2014 consisted primarily of $1.5 million of severance and benefits related to 44 employees terminated worldwide, $1.1 million of fixed asset impairment charge related to software development costs incurred for a discontinued project, and $0.5 million of other charges.
See Note 11, “Restructuring and related Charges,” of the notes to our Consolidated Financial Statements for additional information on each restructuring plan.
Interest Income (Expense), Net
Interest income (expense), net was $(10.6) million, $(0.3) million and $0.1 million during 2016, 2015 and 2014, respectively. Interest expense increased in 2016 due to the additional interest expenses associated with the Notes issued in December 2015.
In December 2015, we issued $128.25 million aggregate principal amount of convertible senior notes due 2020 (“the Notes”) through a private placement with a financial institution. The Notes bear interest at 4.00% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes recording $26.9 million in stockholders’ equity. We incurred approximately $4.1 million of debt issuance costs in connection with the issuance of the Notes which we recorded as a deduction to the carrying amount of the Notes and $0.8 million of debt issuance costs was allocated to stockholders’ equity. The resulting net debt discount, difference between the principal amount of the Notes and the carrying value of the Notes, of $30.2 million is amortized to interest expenses at an effective interest rate of 9.94% over the contractual term of the Notes. In 2016, we recorded $5.1 million of coupon interest expense and $5.0 million of interest expenses related to the amortization of debt discount and debt issuance costs. In 2015, we recorded $240,000 of coupon interest expense and $216,000 of interest expenses related to the amortization of debt discount and debt issuance costs. (See Note 12, “Convertible Notes, Other Debts and Capital Leases,” of the notes to our Consolidated Financial Statements for additional information on the Notes).
Other Expense, Net
Other expense, net was $31,000, $0.3 million and $0.4 million during 2016, 2015 and 2014, respectively. Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekels. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 7A of this Annual Report on Form 10-K for additional information.
Loss on Impairment of Long-term Investment
In 2016, the stock price of Vislink, our equity investment which trades on the AIM exchange, continued to be below its cost basis for several months. Based on our assessment of the positive and negative factors of Vislink’s financial and business conditions, we believe that more-likely-than-not, Vislink’s stock price may not recover to its cost basis and, as a result, we recorded a total of $2.7 million impairment charges in 2016 reflecting a new reduced cost basis. Our remaining maximum exposure to loss from the Vislink investment at December 31, 2016 was limited to our reduced investment cost of $0.8 million.

In March 2015, we attended a VJU board meeting as an observer. At that meeting, we were made aware of significant decreases in VJU’s business prospects, VJU’S existing working capital and prospects for additional funding, compared to the prior information we had received from VJU. Based on our assessment, we determined that our investment in VJU was impaired on an other-than-temporary basis. As a result, we recorded an impairment charge of $2.5 million in 2015. Our impairment loss in VJU is limited to our initial cost of investment of $2.5 million as well as the $0.1 million of research and development cost expensed in September 2014.
See Note 5, “Investments in Other Equity Securities,” of the notes to our Consolidated Financial Statements for additional information.
Income Taxes
We reported the following operating results for each of the three years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	Year ended December 31,
	2016	2015	2014
Loss before income taxes	(80,430)	(16,068)	(21,795)
Provision for (benefit from) income taxes	(8,116)	(407)	24,453
Effective income tax rate	10%	3%	(112)%
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.
In 2016, our effective income tax rate of 10% differed from the U.S. federal statutory rate of 35% primarily due to our geographical income mix and our tax valuation allowance, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, favorable resolutions of uncertain tax positions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
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
Liquidity and Capital Resources
As of December 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $55.6 million, short-term investments of $6.9 million, net accounts receivable of $86.8 million and borrowings from the capital markets as well as financing from French government agencies. We assumed certain debts as a result of the TVN acquisition which were primarily related to long-term financing arrangements with French government agencies, and to a lesser extent, financing obtained from other financing institutions and the aggregate balance of these debts was $21.2 million at December 31, 2016. Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, TVN acquisition- and integration-related expenses and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents and short-term investments of $62.6 million at December 31, 2016 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
As of December 31, 2016, $42.1 million of the cash and cash equivalents balance was held in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations, to the extent such funds are indefinitely reinvested foreign earnings, are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
In December 2015, we issued $128.25 million aggregate principal amount of the Notes. We incurred approximately $4.1 million of debt issuance cost, of which $3.5 million was paid in 2015 and the remainder was paid in the first quarter of 2016. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2016 and mature on December 1, 2020. Concurrent with the issuance of the Notes, we used $49.9 million of the net proceeds from the Notes to repurchase 11.1 million shares of our common stock. The remaining net proceeds from the Notes were used to fund our acquisition of TVN, which was completed on February 29, 2016. (See Note 3, “Business Acquisition,” of the notes to our Consolidated Financial Statements for additional information on TVN Acquisition).
On December 22, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on our behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. On December 7, 2015, we entered into a first amendment to the Credit Agreement with JPMorgan to permit us to incur the indebtedness related to issuance of the Notes. On December 15, 2015, we entered into a second amendment to the Credit Agreement with JPMorgan to extend the expiration date of the Credit Agreement to February 20, 2016. The credit agreement with JPMorgan expired on February 20, 2016 and we did not renew the agreement or enter into any new credit agreement.
The table below presents selected cash flow data for the periods presented (in thousands):

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$438	$6,351	$47,369
Net cash (used in) provided by investing activities	(70,478)	(10,414)	27,799
Net cash (used in) provided by financing activities	(152)	57,533	(92,007)
Effect of exchange rate changes on cash and cash equivalents	(363)	(312)	(458)
Net (decrease) increase in cash and cash equivalents	$(70,555)	$53,158	$(17,297)
Operating Activities
Net cash provided by operating activities decreased $5.9 million in 2016 compared to 2015, primarily due to a $43.5 million increase in net loss, after adjustments for non-cash items, mainly attributable to a lower operating margin and the payment of TVN’s post-acquisition expenses and restructuring expenses. These decreases were offset in part by less cash used for net working capital needs, primarily attributable to an increase in deferred revenue due to the timing of customer renewals of their annual service and support contracts, and, to a lesser extent, less cash spent on the purchase of inventory due to the netting of an $8.5 million advance payment made in 2015 for inventories received in 2016.
Net cash provided by operating activities decreased $41.0 million in 2015 compared to 2014, primarily due to a $21.3 million increase in net loss, after adjustments for non-cash items, and more cash used in net working capital, including an advance payment of $8.5 million to an inventory supplier in 2015 in order to secure more favorable pricing from the supplier and this arrangement and advance payment was absent in 2014.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, income tax reserves adjustments, and the timing and amount of compensation and other payments.

Investing Activities
Net cash used in investing activities increased $60.1 million in 2016 compared to 2015, primarily due to the $75.7 million net cash paid for the TVN acquisition in 2016, offset in part by lower cash used for purchases of marketable investments. In 2016, no cash was used for the purchase of marketable investments, compared to $25.3 million used for purchases of marketable investments in 2015.
Net cash used in investing activities increased $38.2 million in 2015 compared to 2014, primarily due to lower proceeds from net sales of available-for-sale investments in 2015 as well as higher capital expenditures in 2015.
Financing Activities
Net cash provided by financing activities decreased $57.7 million in 2016 compared to 2015, primarily due to the net proceeds of $124.7 million from the sale and issuance of the Notes in December 2015, offset in part by $72.9 million cash used for share repurchases in 2015.
Net cash provided by financing activities increased $149.5 million in 2015 compared to 2014. The increase was primarily due to net proceeds of $124.7 million from the sale and issuance of the Notes in December 2015 as well as lower amount of cash used for share repurchases in 2015 and to a lesser extent, higher net proceeds from sale of shares through equity incentive plans during 2015. Cash used for share repurchases in 2015 was $72.9 million, consisting of $23.0 million under our regular common stock repurchase program and $49.9 million of the net proceeds from the issuance of the Notes.
Off-Balance Sheet Arrangements
None as of December 31, 2016.
Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of December 31, 2016 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2017	2018 and 2019	2020 and 2021	Thereafter
Convertible debt	$128,250	$—	$—	$128,250	$—
Interest on convertible debt	20,520	5,130	10,260	5,130	—
Other debts	19,330	6,304	11,671	1,005	350
Capital Lease	1,860	971	864	25
Operating leases (1)	53,313	12,971	22,992	9,427	7,923
Purchase commitments (2)	23,985	19,970	4,015	—	—
TVN VDP obligations (3)	11,966	6,757	4,513	696	—
Total contractual obligations	$259,224	$52,103	$54,315	$144,533	$8,273
Other commercial commitments:
Standby letters of credit	$1,048	$1,018	$30	$—	$—
Indemnification obligations (4)	—	—	—	—	—
Total commercial commitments	$1,048	$1,018	$30	$—	$—
(1) We lease facilities under operating leases expiring through April 2027. Certain of these leases provide for renewal option for periods ranging from one to five years in the normal course of business and we may exercise the renewal option.
(2) During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria as defined by the Company.
(3) In 2016, we established the TVN VDP to enable the French employees of TVN to voluntarily terminate their employment with certain benefits. The TVN VDP was approved by the applicable French authorities in September 2016 and we approved and accepted 83 employee applications. See Note 11, “Restructuring and Related Charges-TVN VDP,” of the notes to our Consolidated Financial Statements for additional information on TNV VDP.
(4) We indemnify our officers and the members of our Board pursuant to our bylaws and contractual indemnity agreements. We also indemnify some of our suppliers and most of our customers for specified intellectual property matters and some of our other vendors, such as building contractors, pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for defense costs, damages and other expenses (including reasonable attorneys’ fees).
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, approximately $2.9 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2016, had been excluded from the contractual obligations table above. See Note 15, “Income Taxes,” of the notes to our Consolidated Financial Statements for a discussion on income taxes.
New Accounting Pronouncements
See Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound and Japanese yen. Our U.S. dollar functional subsidiaries, which account for approximately 90% of our consolidated net revenue, recorded net billings denominated in foreign currencies of approximately 13%, 12% and 10% of their net revenues in 2016, 2015 and 2014, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel.
As a result of the TVN acquisition, our international operations have become more significant. The functional currency of our foreign subsidiaries is generally the local currency, except for our subsidiaries in Israel and Switzerland where the functional currency is the U.S. dollar. Our primary foreign currency translation exposure is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the Euro. However, as a result of our TVN integration plans initiated in 2016, we estimated that upon completing the TVN integration plans in 2017, our foreign currency translation risk would be significantly reduced. A 10% change in the Euro to U.S. dollar exchange applied to the results of our foreign subsidiaries that have the Euro as their functional currency would not have a material impact to our consolidated net profit and losses.
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

Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)

We also enter into forward currency contracts to hedge foreign currency denominated monetary assets and liabilities. These derivative instruments are marked to market through earnings every period and mature generally within three months. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statement of Operations, and are largely offset by the changes in the fair value of the assets or liabilities being hedged.

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2016	2015
Derivatives designated as cash flow hedges:
Purchase	$—	$12,984
Derivatives not designated as hedging instruments:
Purchase	$4,056	$6,942
Sell	$11,157	$11,332
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable investment securities and outstanding debt arrangements with variable rate interests.
As of December 31, 2016, our cash, cash equivalents and short-term investments balance was $62.6 million. These amounts are held for working capital purposes and we do not hold derivative instruments in our investment portfolio. Our investment portfolio consists of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will change in value if market interest rates change. We attempt to limit this exposure by investing primarily in short-term and investment-grade instruments with original maturities of less than two years. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results, nor the total value of the portfolio over the next fiscal year. If overall interest rates had decreased by 10% during the fourth quarter of 2016, our interest income on our cash, cash equivalents and short-term investments would have declined by less than $0.1 million, on an annualized basis, assuming a constant investment balance over the time period.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at December 31, 2016 was $21.2 million, of which $1.9 million relates to obligations under capital leases with fixed interest rates. The remaining $19.3 million are debt instruments primarily financed by French government agencies, and, to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years; expiring from 2017 through 2023. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 12, “Convertible notes, Other Debts and Capital Leases,” of the notes to our Consolidated Balance Sheets for additional information). As of December 31, 2016, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.3 million annually.
As of December 31, 2016, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, management has excluded certain Thomson Video Networks entities from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in a purchase business combination during 2016 and have not been integrated into the Company’s overall internal control over financial reporting process. We have also excluded these entities from our audit of internal control over financial reporting. The total assets of these entities are 20% and total revenues represent 12% of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 3, 2017

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$55,635	$126,190
Short-term investments	6,923	26,604
Accounts receivable, net	86,765	69,515
Inventories	41,193	38,819
Prepaid expenses and other current assets	26,319	25,003
Total current assets	216,835	286,131
Property and equipment, net	32,164	27,012
Goodwill	237,279	197,781
Intangibles, net	29,231	4,097
Other long-term assets	38,560	9,936
Total assets	$554,069	$524,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$7,275	$—
Accounts payable	28,892	19,364
Income taxes payable	1,166	307
Deferred revenue	52,414	33,856
Accrued and other current liabilities	55,150	31,354
Total current liabilities	144,897	84,881
Convertible notes, long-term	103,259	98,295
Other debts and capital lease obligations, long-term	13,915	—
Income taxes payable, long-term	2,926	3,886
Other non-current liabilities	18,431	9,727
Total liabilities	283,428	196,789
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 78,456 and 76,015 shares issued and outstanding at December 31, 2016 and 2015, respectively	78	76
Additional paid-in capital	2,254,055	2,236,418
Accumulated deficit	(1,976,222)	(1,903,908)
Accumulated other comprehensive loss	(7,270)	(4,418)
Total stockholders’ equity	270,641	328,168
Total liabilities and stockholders’ equity	$554,069	$524,957

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue:
Product	$285,260	$276,876	$343,186
Service	120,651	100,151	90,371
Total net revenue	405,911	377,027	433,557
Cost of revenue:
Product	145,714	121,988	172,280
Service	59,447	52,327	48,929
Total cost of revenue	205,161	174,315	221,209
Total gross profit	200,750	202,712	212,348
Operating expenses:
Research and development	98,401	87,545	93,061
Selling, general and administrative	144,381	120,960	131,322
Amortization of intangibles	10,402	5,783	6,775
Restructuring and related charges	14,602	1,372	2,761
Total operating expenses	267,786	215,660	233,919
Loss from operations	(67,036)	(12,948)	(21,571)
Interest (expense) income, net	(10,628)	(333)	132
Other expense, net	(31)	(282)	(356)
Loss on impairment of long-term investment	(2,735)	(2,505)	—
Loss before income taxes	(80,430)	(16,068)	(21,795)
Provision for (benefit from) income taxes	(8,116)	(407)	24,453
Net loss	$(72,314)	$(15,661)	$(46,248)

Net loss per share:
Basic and diluted	$(0.93)	$(0.18)	$(0.50)
Shares used in per share calculations:
Basic and diluted	77,705	87,514	92,508

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(72,314)	$(15,661)	$(46,248)
Other comprehensive income (loss), before tax:
Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses), net arising during the period	202	(133)	311
Losses (gains) reclassified into earnings	44	(424)	—
	246	(557)	311
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized losses, net arising during the period	(903)	(785)	(815)
Losses reclassified into earnings	2,735	—	—
	1,832	(785)	(815)
Adjustment to pension benefit plan	(279)	—	—
Change in foreign currency translation adjustments	(4,633)	(1,111)	(1,281)
Other comprehensive loss before tax	(2,834)	(2,453)	(1,785)
Provision for (benefit from) income taxes	18	(15)	(14)
Other comprehensive loss, net of tax	(2,852)	(2,438)	(1,771)
Total comprehensive loss	$(75,166)	$(18,099)	$(48,019)

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	99,413	$99	$2,336,275	$(1,841,999)	$(209)	$494,166
Net loss	—	—	—	(46,248)	—	(46,248)
Other comprehensive loss, net of tax	—	—	—	—	(1,771)	(1,771)
Issuance of common stock under option, stock award and purchase plans	2,181	2	1,104	—	—	1,106
Repurchase of common stock	(13,894)	(13)	(93,115)	—	—	(93,128)
Stock-based compensation	—	—	17,287	—	—	17,287
Excess tax benefits from stock-based compensation	—	—	401	—	—	401
Balance at December 31, 2014	87,700	88	2,261,952	(1,888,247)	(1,980)	371,813
Net loss	—	—	—	(15,661)	—	(15,661)
Other comprehensive loss, net of tax	—	—	—	—	(2,438)	(2,438)
Issuance of common stock under option, stock award and purchase plans	2,855	3	5,670	—	—	5,673
Repurchase of common stock	(14,540)	(15)	(72,848)	—	—	(72,863)
Stock-based compensation	—	—	15,582	—	—	15,582
Conversion feature of convertible notes due 2020	—	—	26,062	—	—	26,062
Balance at December 31, 2015	76,015	76	2,236,418	(1,903,908)	(4,418)	328,168
Net loss	—	—	—	(72,314)	—	(72,314)
Other comprehensive loss, net of tax	—	—	—	—	(2,852)	(2,852)
Issuance of common stock under option, stock award and purchase plans	2,441	2	2,798	—	—	2,800
Stock-based compensation	—	—	13,242	—	—	13,242
Issuance of warrant	—	—	1,597	—	—	1,597
Balance at December 31, 2016	78,456	$78	$2,254,055	$(1,976,222)	$(7,270)	$270,641

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(72,314)	$(15,661)	$(46,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	14,836	6,502	20,520
Depreciation	18,819	13,241	16,459
Stock-based compensation	13,060	15,582	17,287
Amortization of discount on convertible debt	4,964	216	—
Provision for non-cash warrant	434	—	—
Restructuring, asset impairment and (gain) loss on retirement of fixed assets	2,305	641	1,622
Loss on impairment of long-term investment	2,735	2,505	—
Gain on pension curtailment	(1,955)	—	—
Deferred income taxes, net	(10,085)	(512)	32,163
Provision for doubtful accounts, returns and discounts	2,589	2,034	1,943
Provision for excess and obsolete inventories	6,871	1,585	2,569
Excess tax benefits from stock-based compensation	—	—	(15)
Other non-cash adjustments, net	408	—	1,108
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,563)	2,595	(1,035)
Inventories	(4,107)	(5,954)	1,610
Prepaid expenses and other assets	(1,892)	(8,206)	(3,332)
Accounts payable	5,793	4,683	56
Deferred revenues	18,106	(4,541)	11,162
Income taxes payable	(133)	(1,637)	(7,094)
Accrued and other liabilities	2,567	(6,722)	(1,406)
Net cash provided by operating activities	438	6,351	47,369
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(75,669)	—	—
Purchases of investments	—	(25,261)	(26,599)
Proceeds from maturities of investments	19,707	30,379	60,811
Proceeds from sales of investments	—	—	13,045
Purchases of property and equipment	(15,107)	(14,356)	(10,065)
Purchases of long-term investments	—	(85)	(9,393)
Restricted cash	591	(1,091)	—
Net cash (used in) provided by investing activities	(70,478)	(10,414)	27,799
Cash flows from financing activities:
Proceeds from convertible debt	—	128,250	—
Payment of convertible debt issuance cost	(582)	(3,527)	—
Proceeds from other debts and capital leases	5,968	—	—
Repayment of other debts and capital leases	(8,338)	—	—
Proceeds from common stock issued to employees	4,444	9,222	4,742
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,644)	(3,549)	(3,636)
Payments for repurchases of common stock	—	(72,863)	(93,128)
Excess tax benefits from stock-based compensation	—	—	15
Net cash (used in) provided by financing activities	(152)	57,533	(92,007)
Effect of exchange rate changes on cash and cash equivalents	(363)	(312)	(458)
Net (decrease) increase in cash and cash equivalents	(70,555)	53,158	(17,297)
Cash and cash equivalents at beginning of period	126,190	73,032	90,329
Cash and cash equivalents at end of period	$55,635	$126,190	$73,032
Supplemental disclosures of cash flow information:
Income tax payments (refunds), net	$(54)	$952	$1,926
Interest payments, net	5,275	—	—
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$394	$235	$854
Debt issuance costs incurred but not yet paid	—	582	—
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
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Restricted Cash and Deposits
As of December 31, 2016, the Company had $1.8 million of total restricted cash. $0.7 million of the restricted cash balances are held as cash collateral security for certain bank guarantees and is included in “Prepaid expenses and other current assets”. The remaining $1.1 million is for the bank guarantee associated with the TVN French Subsidiary’s office building lease and is included in “Other Long-term Assets” in the Company’s Consolidated Balance Sheet. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party.
Short-Term Investments
The Company’s short-term investments, which are classified as available-for-sale securities, comprised primarily of corporate bonds with stated maturities greater than three months from the date of purchase. The Company may or may not hold these securities until maturity because after considering the Company’s liquidity requirements, the Company may sell these securities prior to their stated maturities. Since these securities are considered as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under short-term investments in the Consolidated Balance Sheets.
Short-term investments are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss in the Consolidated Balance Sheet. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other expense, net in the Company’s Consolidated Statements of Operations. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary, an impairment charge is recorded. The Company considers current market conditions, as well as the likelihood that it would need to sell its investments prior to a recovery of par value, when determining if a loss is other than temporary.
Investments in Equity Securities
From time to time, the Company may acquire certain equity investments for the promotion of business and strategic objectives and these investments may be in marketable equity securities or non-marketable equity securities. The Company accounts for its investments in entities that it does not have significant influence under the cost method. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as long-term investments and included in “Other long-term assets” in the Company’s Consolidated Balance Sheet. Unrealized gains and losses, net of taxes, on the long-term investments are included in the Company’s Consolidated Balance Sheet as a component of accumulated other comprehensive loss. Investments in equity securities that do not qualify for fair value accounting or equity method accounting are accounted for under the cost method. In accordance with the cost method, the Company’s initial investment is recorded at cost and the Company reviews all of its cost method investments quarterly to determine if impairment indicators exist. Cost method investments are classified as long-term investments and included in “Other long-term assets” in the Company’s Consolidated Balance Sheet.

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

Concentrations of Credit Risk/Major Customers/Supplier Concentration

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid, investment-grade obligations of commercial or governmental issuers, in accordance with the Company’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. The Company’s accounts receivable are derived from sales to cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. No customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2016 and 2015. In the year ended December 31, 2016, no customer accounted for more than 10% of our net revenue. In the years ended December 31, 2015 and 2014, sales to Comcast accounted for 12% and 16% of the Company’s net revenue, respectively, and no other single customer accounts for more than 10% of total net revenue.

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
Multiple Element Arrangements. The Company has revenue arrangements that include hardware and software essential to the hardware product’s functionality, and non-essential software, services and support. The Company allocates revenue to all deliverables based on their relative selling prices. The Company determines the relative selling prices by first considering vendor-specific objective evidence of fair value (“VSOE”), if it exists; otherwise third-party evidence (“TPE”) of the selling price is used. If neither VSOE nor TPE exists for a deliverable, the Company uses a best estimate of the selling price (“BESP”) for that deliverable. Once revenue is allocated to all deliverables based on their relative selling prices, revenue related to hardware elements (hardware, essential software and related services) are recognized using a relative selling price allocation and non-essential software and related services are recognized under the residual method.
The Company has established VSOE for certain elements of its arrangements based on either historical stand-alone sales to third parties or stated renewal rates for maintenance. The Company has VSOE of fair value for maintenance, training and certain professional services.
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
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are five years for furniture and fixtures, three years for software developed for internal use and typically four years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets, up to 10 years, or the lease term of the respective assets.
Acquisitions
The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of its fiscal years, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company uses a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.
The Company has two reporting units, which are the same as its operating segments. Goodwill is assigned to the reporting units using the relative fair values of the reporting units and the fair values of the reporting units were determined utilizing a blend of the income approach and the market approach. The Company acquired TVN on February 29, 2016 and recorded additional goodwill of $41.7 million based on the allocation of the purchase consideration (see Note 3, “Business Acquisition,” for additional information). Goodwill from the TVN acquisition was assigned to the Video reporting unit. There was no impairment of goodwill resulting from the Company’s fiscal 2016 annual impairment testing in the fourth quarter of 2016 (See Note 8, “Goodwill and Identified Intangible Assets,” for additional information).
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
The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its subsidiaries in their nonfunctional currencies. These monetary assets and monetary liabilities are being remeasured into the functional currencies of the subsidiaries using exchange rates prevailing on the balance sheet date. Such remeasurement gains and losses are included in other expense, net in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2016, 2015 and 2014, the Company recorded remeasurement losses of $0.2 million, $0.5 million and $0.4 million, respectively.

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
The derivative instruments are recorded at fair value in prepaid expenses and other current assets or accrued and other current liabilities in the Company’s Consolidated Balance Sheet. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions expected to occur within twelve months, the effective portion of the gain or loss on these hedges is reported as a component of “Accumulated other comprehensive loss” in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is (or becomes) ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.
The fair value of the Company’s liability for the TVN voluntary departure plan (“TVN VDP”), a post-employment benefit plan for employees of the TVN French Subsidiary, as of December 31, 2016, is determined based on a discount rate of 4.25% (4-Year LIBOR + 2.5%). The Company believes this discount rate approximates it’s incremental borrowing rate in France. (See Note 11, “Restructuring and related Charges-TVN VDP,” for additional information on the TVN VDP).
Research and Development
Research and development (“R&D”) costs are expensed as incurred and consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. R&D expense was $98.4 million, $87.5 million and $93.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The R&D expenses for the year ended December 31, 2016 was net of approximately $6.0 million in reimbursements of engineering spending by one of our large customers, as well as approximately $6.1 million of R&D tax credits in 2016. Our TVN French Subsidiary participates in the French CIR program which allows companies to monetize eligible research expenses. The R&D tax credits receivable from the French government for spending on innovative R&D is recorded as an offset to R&D expenses.
Restructuring and Related Charges
The Company’s restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of its workforce, lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Termination benefits are calculated based on regional benefit practices and local statutory requirements. Costs to terminate a lease before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. Other costs primarily consist of costs to write down the values of inventories and leasehold improvement write-down as a result of restructuring activities (see Note 11, “Restructuring and related Charges” for additional information).
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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $1.4 million, $1.4 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company recognizes the stock-based compensation expense for performance-based RSUs (“PRSUs”) based on the probability of achieving certain performance criteria, as defined in the PRSU agreements. The Company estimates the number of PRSUs ultimately expected to vest and recognize expense using the graded vesting attribution method over the requisite service period. Changes in the estimates related to probability of achieving certain performance criteria and number of PRSUs expected to vest could significantly affect the stock-based compensation expense from one period to the next.
Pension Plan
As part of the TVN acquisition, the Company assumed obligations to the employees of its TVN French Subsidiary under defined benefit pension plan which was unfunded as of the acquisition date. The Company records annual amounts relating to the pension plans based on calculations which include various actuarial assumptions including employees’ age and period of service with the company; projected mortality rates, mobility rates and increases in salaries; and a discount rate. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The Company believes that the assumptions utilized in recording its obligations under its pension plan are reasonable based on its experience, market conditions and input from its actuaries. The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on Euro Zone AA rated corporate bonds + 10 years. The discount rate for pension benefit obligations at December 31, 2016 was 1.5%. The defined benefit obligation for the pension plan was $4.3 million as of December 31, 2016.

The Company accounts for the actuarial gains (losses) in accordance with ASC 715, “Compensation - Retirement Benefits”. If the net accumulated gain or loss exceeds 10% of the projected plan benefit obligation a portion of the net gain or loss is amortized and included in expense for the following year based upon the average remaining service period of active plan participants, unless the Company’s policy is to recognize all actuarial gains (losses) when they occur. The Company elected to defer actuarial gains (losses) in accumulated other comprehensive income (loss). As of December 31, 2016, the Company did not meet the 10% requirement, and therefore no amortization of 2016 actuarial loss would be recorded in fiscal 2017.

See Note 13, “Employee Benefit Plans and Stock-based Compensation-TVN Retirement Benefit Plan,” for additional information.
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
The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied full valuation allowance against our U.S. net deferred tax assets as of December 31, 2016. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.
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
Sales Taxes
The Company accounts for sales taxes imposed on its goods and services on a net basis in the Consolidated Statements of Operations.
Segment Reporting
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has two operating segments: Video and Cable Edge.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments, unrealized gains and losses on certain foreign currency forward contracts that qualify as cash flow hedges and available-for-sale securities, as well as actuarial gains and losses on pension plan.

Recent Accounting Pronouncements
New Standards to be Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU No. 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.

The FASB has recently issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, it will adopt the new standard effective January 1, 2018.

The Company currently plans to adopt using the modified retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time. The Company’s final determination will depend on a number of factors, such as the significance of the impact of the new standard on its financial results, system readiness, including that of software procured from third-party providers, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of software licenses with undelivered features and professional services revenue with acceptances, and contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization.

Under current industry-specific software revenue recognition guidance, the Company has historically concluded that it did not have VSOE of fair value of the undelivered features relating to delivered software licenses, and accordingly, it has deferred entire revenue for such software licenses until the delivery of features. Professional services included in arrangements with acceptances have also been recognized on receipt of acceptance. The new standard, which does not retain the concept of VSOE, requires an evaluation of whether the undelivered features are distinct performance obligations and, therefore, should be separately recognized when delivered compared to the timing of delivery of software license. Professional services will be recorded as services are provided. Depending on the outcome of the Company’s evaluation, the timing of when revenue is recognized could change for future features and professional services under the new standard.

As part of the Company’s preliminary evaluation, it has also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (“TRG”) from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result of this new guidance, the Company preliminarily believes that it will capitalize certain costs of obtaining the contract, including additional sales commissions, as the new cost guidance, as interpreted by the TRG, requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. Additionally, after the adoption of the new guidance, the Company preliminarily believes that the amortization period for the capitalized costs will be longer than the contract term, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts. Therefore, the Company believe that the period of benefit, as interpreted by the TRG, for deferred commission costs will likely be longer than the initial contract period. Under the Company’s current accounting policy, it expense the commission costs immediately as incurred.

While the Company continues to assess the potential impacts of the new standard, including the areas described above, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on its financial statements at this time.
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
In March 2016, the FASB issued an accounting standard update for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This accounting standard update requires that all excess tax benefits and deficiencies from stock-based compensation be recognized as income tax expense or benefits in the statement of operations, as these amounts are currently recognized in additional paid-in capital in the balance sheet. Additionally, all excess income tax benefits and deficiencies from stock-based compensation arrangements are to be classified as a cash flow from operations, rather than as a cash flow from financing activities. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017 and may be applied retrospectively or prospectively. The Company will apply both changes prospectively. The Company is currently unable to reasonably estimate the impact of these changes due to the dependency of these items on the underlying share price of the Company.
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
In November 2016, the FASB issued an accounting standard update which requires companies to include restricted cash and restricted cash equivalents in its cash and cash equivalent balances in the statement of cash flows. Transfers between cash, cash equivalent, restricted cash, and restricted cash equivalents are no longer presented in the statement of cash flows. The new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Standards Implemented
In November 2014, the FASB issued an accounting standard update for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. An entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The Company adopted this accounting standard update in the first quarter of fiscal 2016 and the adoption did not have an impact to the Company’s consolidated financial statements.
In February 2015, the FASB issued an accounting standard update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company adopted this accounting standard update in the first quarter of fiscal 2016 and the adoption did not have an impact to the Company’s consolidated financial statements.
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

In November 2015, the FASB issued an accounting standard update that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company early-adopted prospectively this accounting standard update as of the end of its fiscal 2015, resulting in $15.9 million of net deferred tax assets, along with its related valuation allowance, being classified as non-current on the Consolidated Balance Sheet at December 31, 2015. Other than this reclassification, the adoption of this accounting standard update did not have an impact on the Company’s consolidated financial statements.
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

NOTE 3: BUSINESS ACQUISITION
On February 29, 2016, the Company, through its wholly-owned subsidiary Harmonic International AG, completed its acquisition of 100% of the share capital and voting rights of TVN, a global leader in advanced video compression solutions headquartered in Rennes, France. In the first quarter of 2016, the Company recorded a provisional purchase price of $84.6 million, including an estimated contingent consideration of approximately $8.0 million. In the second quarter of 2016, the Company recorded a $2.1 million reduction to the contingent consideration upon finalizing the pending post-closing adjustments and, as a result, the purchase price was reduced to $82.5 million. Pursuant to the Securities Purchase Agreement entered into between the Company and the other parties thereto, dated February 11, 2016 (“TVN Purchase Agreement”), $13.5 million of the purchase consideration may remain in escrow for a period of up to 18 months and relates to certain indemnification obligations of TVN’s former equity holders. The TVN acquisition was primarily funded with cash proceeds from the issuance of convertible senior notes by the Company in December 2015. (See Note 12, “Convertible Notes, Other Debts and Capital Leases,” for additional information on the notes).
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
The TVN acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. During the fourth quarter of 2016, the Company completed the accounting for this business combination.
The final TVN purchase price has been allocated on to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of TVN purchase consideration is as follows (in thousands):

Assets:
Cash and cash equivalents	$6,843
Accounts receivable, net	14,933
Inventories	3,462
Prepaid expenses and other current assets	2,412
Property and equipment, net	9,942
French R&D tax credit receivables (1)	26,421
Other long-term assets	2,134
Total assets	$66,147
Liabilities:
Other debts and capital lease obligations, current	8,362
Accounts payable	12,494
Deferred revenue	2,504
Accrued and other current liabilities	18,365
Other debts and capital lease obligations, long-term	16,087
Other non-current liabilities	6,467
Deferred tax liabilities	2,126
Total liabilities	$66,405

Goodwill	41,670
Intangibles	41,100
Total purchase consideration	$82,512
(1) See Note 10, “Certain Balance Sheet Components-Prepaid expenses and other current assets,” for more information on French R&D tax credit receivables.
The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

	Estimated Useful Life	Fair Value
Backlog	6 months	$3,600
Developed technology	4 years	21,700
Customer relationships	5 years	15,200
In-process research and development (1)	N/A	—
Trade name	4 years	600
		$41,100

(1) By the end of the second quarter of 2016, the Company completed the TVN in-process research and development activities and, as a result, the in-process research and development of $1.1 million was reclassified to developed technology.
Acquired identifiable intangible assets were valued using the income method and are amortized on a straight line basis over their respective estimated useful lives. Goodwill of $41.7 million arising from the acquisition was derived from expected benefits from the business synergies to be derived from the combined entities and the experienced workforce who joined the Company in connection with the acquisition. The goodwill is assigned to the Company’s video reporting unit and it is not expected to be deductible for income tax purposes.
The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles,” which are part of operating expenses, on the Consolidated Statement of Operations. The intangibles assets acquired are assigned to the Company’s video reporting unit and are expected to be deductible for income tax purposes in certain jurisdictions after completing the integration of TVN’s operations.

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
The results of operations of TVN are included in the Company’s Consolidated Statements of Operations beginning March 1, 2016. For the year ended December 31, 2016, $60.0 million of revenue and $22.0 million of gross profit from TVN were included in the Company’s Consolidated Statement of Operations. Since the Company is in the process of integrating TVN’s operations, the Company believes it is impracticable to determine TVN’s stand-alone income (loss) from operations and net income (loss) as these measures are not meaningful representations of TVN’s stand-alone performance.

Acquisition-and integration-related expenses

As a result of the TVN acquisition, the Company incurred acquisition-and integration-related expenses in aggregate of $16.9 million for the year ended December 31, 2016. These costs consisted of acquisition-related costs which include outside legal, accounting and other professional services as well as integration-related costs which include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. These costs are expensed as incurred.
Acquisition-and integration-related expenses for the TVN acquisition are summarized in the table below (in thousands):

	Year ended December 31, 2016
	Acquisition-related	Integration-related
		(unaudited)
Product cost of revenue	$—	$1,049
Research and development	—	974
Selling, general and administrative	3,855	11,058
Total acquisition- and integration-related expenses	$3,855	$13,081

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of TVN had occurred on January 1, 2015, the beginning of the comparable prior annual period. The unaudited pro forma combined results are provided for illustrative purpose only and are not indicative of the Company’s actual consolidation results.
The pro forma adjustments primarily relate to the amortization of acquired intangibles and interest expense related to financing arrangements. In addition, the unaudited pro forma net loss for the year ended December 31, 2015 was adjusted to include $16.9 million of acquisition- and integration- related expenses and $14.6 million of restructuring and related charges, as well as $3.8 million reduction in revenue related to the fair value adjustment of deferred revenue. The unaudited pro forma net loss for the year ended December 31, 2016 was adjusted to exclude $16.9 million of acquisition- and integration- related expenses and $14.6 million of restructuring and related charges. These adjustments exclude the income tax impact.

	Year ended December 31,
	2016	2015
	(in millions, except per share amounts)
Net revenue	$414.6	$456.3
Net loss	$(48.8)	$(65.1)
Net loss per share-basic and diluted	$(0.63)	$(0.74)

NOTE 4: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Corporate bonds	$6,928	$—	$(5)	$6,923
Total short-term investments	$6,928	$—	$(5)	$6,923
As of December 31, 2015
Corporate bonds	$25,557	$—	$(52)	$25,505
Commercial paper	1,099	—	—	1,099
Total short-term investments	$26,656	$—	$(52)	$26,604
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	December 31,
	2016	2015
Less than one year	$6,923	$19,642
Due in 1 - 2 years	—	6,962
Total short-term investments	$6,923	$26,604
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
For the years ended December 31, 2016, 2015 and 2014, realized gains and realized losses from the sale of short-term investments were not material.
At December 31, 2016 and 2015, $4.4 million and $5.4 million, respectively, of investments in equity securities of other privately and publicly held companies are considered as long-term investments and are included in “Other long-term assets” in the Consolidated Balance sheet (See Note 5, “Investments in Other Equity Securities,” for additional information).

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of December 31, 2016.
As of December 31, 2016, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other long-term assets” in the Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $0.8 million and $1.8 million as of December 31, 2016 and December 31, 2015, respectively, and Vislink’s accumulated unrealized gain (loss), net of taxes was $0.3 million and $(1.5) million as of December 31, 2016 and December 31, 2015, respectively. The accumulated unrealized gain (loss) is included in the Consolidated Balance Sheet as a component of “Accumulated other comprehensive loss”.
The Company assessed this available-for-sale investment that was in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. The assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than the Company’s cost basis; the financial condition and near-term prospects of the investment; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, it was determined that the decline in fair value of Vislink investment at December 31, 2015 was not other than temporary due to the relatively short duration in which the fair value of the Vislink investment was less than the Company’s cost basis, and, as a result, the Company did not record any impairment charges as of December 2015. Vislink’s $1.5 million accumulated unrealized loss, net of taxes, at December 31, 2015 was included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive loss”.
By May 2016, Vislink’s stock price had continued to be below the Company’s cost basis for approximately seven months. The prolonged decline in Vislink’s stock price led the Company to conclude the impairment was other than temporary. Furthermore, the Company’s assessment of Vislink's near-term prospects based on Vislink’s recent financial performance suggest that Vislink's stock price may not recover to the Company’s original cost basis in 2016. As a result, the Company recorded an impairment charge in the first quarter of 2016 of $1.5 million reflecting the new reduced cost basis of the Vislink investment at April 1, 2016. As of September 30, 2016, Vislink’s stock price had declined an additional 70% from the stock price as of April 1, 2016. The Company further observed several recent adverse changes in Vislink’s financial and liquidity conditions. Based on the Company’s assessment of the positive and negative factors of Vislink’s financial and business conditions, the Company believed that more likely-than-not, Vislink’s stock price will not recover to the Company’s cost basis established at April 1, 2016. As a result, the Company recorded an additional impairment charge in the third quarter of 2016 of $1.2 million reflecting the new reduced cost basis of the Vislink investment at September 30, 2016. As of December 31, 2016, Vislink’s stock price had increased approximately 67% from the stock price as of September 30, 2016. The Company’s remaining maximum exposure to loss from the Vislink investment at December 31, 2016 was limited to its reduced investment cost of $0.8 million.
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
The Company attended a VJU board meeting on March 5, 2015 as an observer. At that meeting, the Company was made aware of significant decreases in VJU’s business prospects, VJU’s existing working capital and prospects for additional funding, compared to the prior information the Company had received from VJU. Based on the Company’s assessment, the Company determined that its investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment and recent events specific to VJU. Based on the Company’s assessment of VJU’s expected cash flows, the entire investment is expected to be non-recoverable. As a result, the Company recorded an impairment charge of $2.5 million in the first quarter of 2015. The Company has no remaining loss exposure from the VJU investment at December 31, 2016.
At VJU’s shareholders meeting held on October 15, 2015, additional contributions by existing shareholders were approved. The Company did not provide additional contributions to VJU, and as a result, the Company‘s equity interest in VJU decreased from 19.8% to 9.9%.
EDC

On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by subscribing to EDC’s Series B preferred stock. Since EDC’s equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC’s equity does not empower the Company to direct EDC’s activities that will most significantly impact EDC’s economic performance. In addition, the Company determined that its investment in EDC’s Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, EDC investment is accounted for as a cost-method investment. The Company determined that there were no indicators existing at December 31, 2016 that would indicate that the EDC investment was impaired. As of December 31, 2016 and December 31, 2015, the carrying value of EDC was both $3.6 million.
The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of December 31, 2016 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU	$—	$—
EDC (2)	3,593	3,593
Total	$3,593	$3,593

(1) The Company did not provide financial support to any of its unconsolidated VIEs during the year ended December 31, 2016. As of December 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
(2) The Company’s maximum exposure to loss with respect to EDC as of December 31, 2016 was limited to the investment cost of $3.6 million, including $0.1 million of transaction costs.
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
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
Balance sheet hedges consist of foreign currency forward contracts, mature generally within three months, are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s AOCI and Consolidated Statements of Operations were as follows (in thousands):

		Years ended December 31,
	Financial Statement Location	2016	2015	2014
Derivatives designated as hedging instruments:
Gains (losses) in AOCI on derivatives (effective portion)	AOCI	$202	$(133)	$311
Gains (losses) reclassified from AOCI into income (effective portion)	Cost of Revenue	$(6)	$59	$—
	Operating Expense	(38)	365	—
	Total	$(44)	$424	$—
Gains (losses) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$(63)	$(87)	$18
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other income (expense), net	$343	$344	$(72)
As of December 31, 2016, there was no AOCI balance as there were no cash flow hedge contracts outstanding at December 31, 2016.
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2016	2015
Derivatives designated as cash flow hedges:
Purchase	$—	$12,984
Derivatives not designated as hedging instruments:
Purchase	$4,056	$6,942
Sell	$11,157	$11,332
The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$13	Accrued and other current Liabilities	$—	$281
		$—	$13		$—	$281

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$54	$100	Accrued and other current Liabilities	$40	$90
		$54	$100		$40	$90
Total derivatives		$54	$113		$40	$371
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of December 31, 2016, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$54	$—	$54	$(9)	$—	$45
Derivative Liabilities	$40	$—	$40	$(9)	$—	$31
In connection with the foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. These compensating balance arrangements do not legally restrict the use of cash. As of December 31, 2016, the total compensating balance maintained was $2.5 million.
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
The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The estimated fair value of the Company’s convertible notes based on a market approach was approximately $143.5 million and $123.1 million as of December 31, 2016 and December 31, 2015, respectively, and represents a Level 2 valuation. The Company’s other debts and capital leases assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Additionally, the Company considers the carrying amount of its capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates. The other debts and capital leases outstanding as of December 31, 2016 were $21.2 million in the aggregate. (See Note 12, “Convertible Notes, Other debts and Capital Leases,” for additional information).
The Company’s liability for the TVN VDP as of December 31, 2016 of $9.6 million is classified within Level 3 because discount rates which are unobservable in the market were being used to measure the fair value of this liability. (See Note 11, “Restructuring and related Charges-TVN VDP,” for additional information). The fair value of the TVN defined pension benefit plan liability of $4.3 million as of December 31, 2016 is disclosed in Note 13, “Employee Benefit Plans and Stock-based Compensation-TVN Retirement Benefit Plan.”
During the years ended December 31, 2016, 2015 and 2014 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following tables provide the fair value measurement amounts for other financial assets recorded in the Company’s Consolidated Balance Sheets at December 31, 2016 and 2015 based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Cash equivalents
Money market funds	$8,301	$—	$—	$8,301
Short-term investments
Corporate bonds	—	6,923	—	6,923
Prepaids and other current assets
Derivative assets	—	54	—	54
Other assets
Long-term investment	809	—	—	809
Total assets measured and recorded at fair value	$9,110	$6,977	$—	$16,087
Accrued and other current liabilities
Derivative liabilities	$—	$40	$—	$40
Accrued TVN VDP, current portion	—	—	6,597	6,597
Other non-current liabilities
Accrued TVN VDP, long-term portion	—	—	3,053	3,053
Total liabilities measured and recorded at fair value	$—	$40	$9,650	$9,690

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Cash equivalents
Money market funds	$53,434	$—	$—	$53,434
U.S. Treasury bills	24,998	—	—	24,998
Short-term investments
Corporate bonds	—	25,505	—	25,505
Commercial paper	—	1,099	—	1,099
Prepaids and other current assets
Time deposit pledged for credit card facility	—	580	—	580
Derivative assets	—	113	—	113
Other assets
Long-term investment	1,840	—	—	1,840
Total assets measured and recorded at fair value	$80,272	$27,297	$—	$107,569
Accrued and other current liabilities
Derivative liabilities	$—	$371	$—	$371
Total liabilities measured and recorded at fair value	$—	$371	$—	$371

NOTE 8: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has two reporting units, Video and Cable Edge.
The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of fiscal October.
As of December 31, 2016, the Company has recorded goodwill of $41.7 million which includes the impact of measurement period adjustments for the TVN acquisition. Goodwill from the TVN acquisition is assigned to the Video reporting unit.
The changes in the carrying amount of goodwill for the year ended December 31, 2016 are as follows (in thousands):

	Video	Cable Edge	Total
Balance as of December 31, 2015	$136,904	$60,877	$197,781
Goodwill from TVN acquisition	41,670	—	41,670
Foreign currency translation adjustment	(2,055)	(117)	(2,172)
Balance as of December 31, 2016	$176,519	$60,760	$237,279
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

A significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. During the second quarter of 2016, the sustained decline in the Company’s stock price led to a triggering event for goodwill impairment assessment. As of July 1, 2016, with a closing stock price of $3.01 on The NASDAQ Stock Market, the Company’s market capitalization was approximately $235 million. As this market capitalization was less than the Company’s net book value, further analysis was performed to determine if an impairment exists. When assessing goodwill for impairment, the Company used multiple valuation methodologies to determine its enterprise value. The valuation methods used included the Company’s market capitalization adjusted for a control premium and the Company’s discounted cash flow analysis, which involves making significant assumptions and estimates, including expectations of the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Based on the impairment test performed, management determined that the Company’s goodwill was not impaired as of July 1, 2016. As of September 30, 2016, the Company’s closing stock price was $5.93.
The Company performed its annual goodwill impairment review at October 31, 2016. As of October 31, 2016, with a closing stock price of $5.10 on The NASDAQ Stock Market, the Company’s market capitalization was approximately $400 million. The Company used the same methodologies as in the second quarter of 2016 to determine its enterprise value but with updated assumptions and estimates to reflect the most current expectations of the Company’s future financial performance. Based on the impairment test performed, management concluded that goodwill was not impaired as the Video and Cable Edge reporting units had estimated fair values in excess of their carrying value by approximately 67% and 123%, respectively. As of December 31, 2016, the Company’s closing stock price was $5.00.
The Company has not recorded any impairment charges related to goodwill for any prior periods.
Intangible Assets
For the year ended December 31, 2016, the gross amount for intangible assets increased $39.5 million, of which $41.1 million was due to the TVN acquisition, offset in part by $1.6 million of foreign currency exchange effect. The following is a summary of the Company’s identified intangible assets (in thousands):

		December 31, 2016			December 31, 2015
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	3.2	$31,707	$(15,216)	$16,491	$10,987	$(10,987)	$—
Customer relationships/contracts	4.2	44,384	(32,098)	12,286	29,200	(25,752)	3,448
Trademarks and tradenames	3.2	573	(119)	454	—	—	—
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(4,851)	649
Order Backlog	N/A	3,011	(3,011)	—	—	—	—
Total identifiable intangibles		$85,175	$(55,944)	$29,231	$45,687	$(41,590)	$4,097
The TVN in-process research and development efforts were completed by the end of the second quarter of 2016 and the Company determined that it has become a finite lived intangible asset (developed technology) with an estimated useful life of four years.
Amortization expense for the identifiable intangible assets for the years ended December 31, 2016, 2015 and 2014 was allocated as follows (in thousands):

	December 31,
	2016	2015	2014
Included in cost of revenue	$4,434	$719	$13,745
Included in operating expenses	10,402	5,783	6,775
Total amortization expense	$14,836	$6,502	$20,520

The estimated future amortization expense of identifiable intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2017	$5,180	$3,092	$8,272
2018	5,180	3,092	8,272
2019	5,180	3,092	8,272
2020	951	2,972	3,923
2021	—	492	492
Total future amortization expense	$16,491	$12,740	$29,231

NOTE 9: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable, net:
Accounts receivable	$91,596	$73,855
Less: allowance for doubtful accounts and sales returns	(4,831)	(4,340)
Total	$86,765	$69,515
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
The following is a summary of activity in allowances for doubtful accounts and sales returns for the three years ended December 31, 2016, 2015 and 2014 (in thousands):

	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2016	$4,340	$1,488	$1,100	$(2,097)	$4,831
2015	$7,057	$1,826	$208	$(4,751)	$4,340
2014	$8,214	$2,181	$(238)	$(3,100)	$7,057

NOTE 10: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	December 31,
	2016	2015
Prepaid expenses and other current assets:
Deferred cost of revenue	$6,856	$4,601
French R&D tax credits receivables (1)	5,895	—
Prepaid maintenance, royalty, rent, property taxes and value added tax	5,526	7,167
Prepaid customer incentive (2)	1,162	—
Restricted cash (3)	731	1,093
Prepaid inventories to contract manufacturer (4)	—	8,500
Other	6,149	3,642
Total	$26,319	$25,003
(1) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government and during the second quarter of 2016, the French government approved the 2012 claim and refunded $5.8 million to the TVN French Subsidiary. The remaining R&D tax credit receivables at December 31, 2016 were approximately $25.7 million and are expected to be recoverable from 2017 through 2020 with $5.9 million reported under “Prepaid and other Current Assets” and $19.8 million reported under “Other Long-term Assets” on the Company’s Consolidated Balance Sheets.
(2) On September 26, 2016, the Company granted a warrant to purchase shares of common stock (the “Warrant”) to Comcast pursuant to which Comcast may, subject to certain vesting provisions. The Warrant issued to Comcast is considered an incentive for Comcast to purchase certain of the Company’s products. Therefore the value of the Warrant will be recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. The portion of the Warrant which vested on September 26, 2016 had a value of $1.6 million and is deemed a customer incentive paid upfront and in the fourth quarter of 2016, $0.4 million of this prepaid incentive has been recorded as a reduction to the Company’s 2016 net revenues from Comcast and remaining $1.2 million of this prepaid incentive is recorded as an asset under “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet as of December 31, 2016.
(3) The restricted cash balances are held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. Additionally, as of December 31, 2016, the Company had approximately $1.1 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. This amount is reported under “Other Long-term Assets” on the Company’s Consolidated Balance Sheets.
(4) From time to time, the Company makes advance payment to a supplier for future inventory in order to secure more favorable pricing. The advance payment balance at December 31, 2015 was fully offset in 2016 against the accounts payable owed to this supplier. No advance payment to this supplier was outstanding at December 31, 2016.

	December 31,
	2016	2015
Inventories:
Raw materials	$9,889	$5,421
Work-in-process	2,318	1,950
Finished goods	17,776	19,827
Service-related spares	11,210	11,621
Total	$41,193	$38,819

	December 31,
	2016	2015
Property and equipment, net:
Machinery and equipment	$97,989	$93,010
Capitalized software	34,519	29,391
Leasehold improvements	14,455	10,000
Furniture and fixtures	8,993	7,808
Property and equipment, gross	155,956	140,209
Less: accumulated depreciation and amortization	(123,792)	(113,197)
Total	$32,164	$27,012

	December 31,
	2016	2015
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$19,377	$12,083
Accrued TVN VDP, current (1)	6,597	—
Accrued warranty	4,862	3,913
Customer deposits	4,537	953
Contingent inventory reserves	2,210	1,315
Accrued royalty payments	1,912	873
Other	15,655	12,217
Total	$55,150	$31,354

	December 31,
	2016	2015
Other non-current Liabilities:
Deferred revenue, long-term	$4,652	$3,093
Pension, long-term	4,237	—
Deferred rent, long-term	4,226	6,340
Accrued TVN VDP, long-term (1)	3,053	—
Other	2,263	294
Total	$18,431	$9,727
(1) See Note 11, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.
NOTE 11: RESTRUCTURING AND RELATED CHARGES
The Company implemented several restructuring plans in the past few years and recorded restructuring and related charges of $18.0 million, $1.5 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The goal of these plans was to bring operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.
The restructuring charges of $18.0 million in 2016 were primarily related to 2016 restructuring plan implemented in the first quarter of 2016. The restructuring charges of $1.5 million in 2015 were primarily related to the 2015 restructuring plan implemented during fourth quarter of 2014. Of the $3.1 million restructuring charges recorded in 2014, $2.2 million was recorded in the fourth quarter of 2014 related to the 2015 restructuring plan and the remaining $0.9 million were related to restructuring plan implemented in 2013.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Year ended December 31,
	2016 (1)	2015	2014
Product cost of revenue	$3,400	$113	$315
Operating expenses-Restructuring and related charges	14,602	1,372	2,761
Total	$18,002	$1,485	$3,076

(1) The restructuring and related charges for the year ended December 31, 2016 is net of $0.6 million and $1.4 million, in product cost of revenue and operating expenses-restructuring and related charges, respectively, of gain from TVN pension curtailment. See Note 13, “Employee Benefit Plans and Stock-based Compensation-TVN Retirement Benefit Plan,” for additional information on gain from TVN pension curtailment.

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
In 2016, the Company recorded an aggregate of $20.0 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, of which $2.2 million is primarily related to the Company exiting from the excess facility at its U.S. headquarters and the remaining $17.8 million is related to severance and benefits for the termination of 118 employees worldwide, including 83 employees in France who participated in the TVN VDP. (See details of TVN VDP described below). Additionally, the restructuring and related charges under the Harmonic 2016 Restructuring Plan is offset by approximately $2.0 million of gain from TVN pension curtailment. For the employees who participated in the TVN VDP, their pension benefit will be funded by the TVN VDP and as a result, the TVN defined benefit pension plan was remeasured at December 31, 2016, which resulted in a non-cash curtailment gain. This gain was recorded as an offset to restructuring costs in the Company’s Statement of Operations, of which $0.6 million is included in product cost of revenue and the remaining $1.4 million is included in operating expenses-restructuring and related charges. (See Note 13, “Employee Benefit Plans and Stock-based Compensation-TVN Retirement Benefit Plan,” for additional information on gain from TVN pension curtailment).
The Company also incurred $16.9 million of TVN acquisition- and integration-related expenses in 2016 (See Note 3, “Business Acquisition,” for additional information on TVN acquisition-and integration-related expenses).
A majority of the 2016 restructuring and integration activities were completed in 2016 but some of the TVN VDP activities will continue into 2017 based on the contractual terms with each employee. The Company anticipates incurring approximately $5 million of additional restructuring and TVN acquisition- and integration-related expenses, under this plan in 2017. The estimated synergies from these restructuring activities and the TVN integration effort is anticipated to exceed $20 million on an annualized basis.
TVN VDP

In the second quarter of 2016, the Company initiated a consultative process with the works council for the French Subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. The Company finalized the consultation process and the terms of the voluntary departure plan in the third quarter of 2016. Following approval of the TVN VDP by the applicable French authorities in September 2016, employees were invited to apply for the voluntary termination benefits detailed in the TVN VDP. A total of 83 employees applied for the TVN VDP and were duly approved by the Company in the fourth quarter of 2016.
The total TVN VDP costs, including severance, certain benefits and taxes, as well as administration costs, is estimated at approximately $15.3 million, in aggregate, and will be paid over a period of four years, based on the TVN VDP terms agreed with each employee. The fair value of the total TVN VDP liability at inception is estimated to be approximately $14.8 million.
The Company accounts for these special termination benefits in accordance with ASC 712, “Compensation - Non-retirement Post-employment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated. Out of the 83 employees who applied for TVN VDP, 11 of them are required to work beyond the minimum statutory notice period into 2017. Based on the application of the accounting guidance, the Company recorded a charge of $13.1 million for TVN VDP costs in the fourth quarter of 2016, of which $3.5 million was already paid in 2016, resulting in a TVN VDP liability balance of $9.6 million at December 31, 2016.
The table below shows the estimated future payments for TVN VDP as of December 31, 2016 (in thousands):

Years ending December 31,
2017	$6,757
2018	3,021
2019	1,492
2020	696
Total	$11,966
Excess Facilities in San Jose, California

In January 2016, the Company exited an excess facility at its U.S. headquarters in San Jose, California and recorded $1.4 million in facility exit costs. The Company accounts for facility exit costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through August 2020. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $1.1 million. In December 2016, as a result of a change in the estimate in sublease income, the restructuring liability was increased by $0.6 million.
The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan as of December 31, 2016 (in thousands):

	Excess facilities (1)	VDP (2)	Non-VDP Severance and benefits (3)	Other charges	Total
Charges for 2016 Restructuring Plan	$1,655	$13,175	$4,702	$247	$19,779
Adjustments to restructuring provisions	582	—	(88)	(247)	247
Reclassification of deferred rent	1,087	—	—	—	1,087
Cash payments	(948)	(3,484)	(3,075)	—	(7,507)
Foreign exchange loss	(1)	(41)	(20)	—	(62)
Balance at December 31, 2016	2,375	9,650	1,519	—	13,544
Less: current portion (4)	(1,085)	(6,597)	(1,519)	—	(9,201)
Long-term portion (4)	$1,290	$3,053	$—	$—	$4,343
(1) In December 2016, the Company also exited from an excess facility at its office in Paris, France and recorded $0.2 million of facility exit costs. This liability will be fully paid in the first quarter of 2017.
(2) See discussion on TVN VDP above for future estimated payments under the TVN VDP through 2020.
(3) The Company anticipates that the remaining severance and benefits (non-TVN VDP related) accrual at December 31, 2016 will be fully paid by the first quarter of 2017.
(4) The current portion and long-term portion of the restructuring liability are reported under “Accrued and other current liabilities” and “Other non-current liabilities”, respectively, on the Company’s Consolidated Balance Sheets.
Harmonic 2015 Restructuring

In the fourth quarter of 2014, the Company implemented a restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing excess assets. The Company recorded $2.2 million and $1.5 million of restructuring and impairment charges under the Harmonic 2015 Restructuring Plan in fiscal 2014 and 2015, respectively, consisting primarily of severance and benefits for the termination of 56 employees worldwide as well as a fixed asset impairment charge related to software development costs incurred for a discontinued information technology.
The following table summarizes the activities in the Harmonic 2015 restructuring accrual during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Termination of an information technology ("IT") project	Severance and benefits	Termination of a research and development project	Other charges	Total
Charges for 2015 Restructuring Plan	$1,138	$599	$307	$125	$2,169
Cash payments	—	(294)	(307)	—	(601)
Non-cash write-offs	(1,138)	—	—	(108)	(1,246)
Balance at December 31, 2014	—	305	—	17	322
Charges for 2015 Restructuring Plan	—	1,413	—	204	1,617
Adjustments to restructuring provisions	—	(126)	—	(6)	(132)
Cash payments	—	(1,328)	—	(13)	(1,341)
Non-cash write-offs	—	—	—	(202)	(202)
Balance at December 31, 2015	—	264	—	—	264
Adjustments to restructuring provisions	—	(70)	—		(70)
Cash payments	—	(194)	—		(194)
Balance at December 31, 2016	$—	$—	$—	$—	$—

Harmonic 2013 Restructuring
The Company implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies and the actions extended through the third quarter of 2014. The Company recorded restructuring charges of $2.2 million in 2013 under this plan consisting primarily of severance and benefits related to the termination of 85 employees worldwide and, to a lesser extent, the costs associated with writing down some of its inventory to net realizable value due to restructuring activities in its Israel facilities. The Company recorded an additional $0.9 million restructuring charges in 2014 under this plan primarily for severance and benefits related to the termination of 25 employees worldwide.
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

NOTE 12: CONVERTIBLE NOTES, OTHER DEBTS AND CAPITAL LEASES
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
The following table presents the components of the Notes as of December 31, 2016 and December 31, 2015 (in thousands, except for years and percentages):

	December 31, 2016	December 31, 2015
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(22,302)	(26,732)
Less: Debt issuance costs, net of amortization	(2,689)	(3,223)
Carrying amount	$103,259	$98,295
Remaining amortization period (years)	3.9 years	4.9 years
Effective interest rate on liability component	9.94%	9.94%

Equity:
Value of conversion option	$26,925	$26,925
Less: Equity issuance costs	(863)	(863)
Carrying amount	$26,062	$26,062
The following table presents interest expense recognized related to the Notes for the years ended December 31, 2016 and December 31, 2015 (in thousands):

	Year ended December 31,
	2016	2015
Contractual interest expense	$5,130	$240
Amortization of debt discount	4,430	193
Amortization of debt issuance costs	534	23
Total interest expense recognized	$10,094	$456

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

December 31, 2016
Financing from French government agencies related to various government incentive programs (1)	$17,930
Term loans (2)	1,400
Secured borrowings (3)	—
Obligations under capital leases	1,860
Total debt obligations	21,190
Less: current portion	(7,275)
Long-term portion	$13,915
Other than the 4.00% Notes, the Company did not have any other indebtedness as of December 31, 2015.

(1) As of December 31, 2016, the Company’s TVN French Subsidiary had an aggregate of $17.9 million of loans due to various financing programs of French government agencies, $14.7 million of which is related to loans backed by R&D tax credit receivables. As of December 31, 2016, the TVN French Subsidiary had an aggregate of $25.7 million of R&D tax credit receivables from the French government from 2017 through 2020. (See Note 10, “Certain Balance Sheet Components-Prepaid expenses and other current assets,” for more information). These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month plus 1.3% and matures between 2017 through 2019. The remaining loans of $3.3 million at December 31, 2016 primarily relates to financial support from French government agencies for R&D innovation projects at minimal interest rates and these loans mature between 2020 through 2023.
(2) One of the term loans with a certain financial institution contains annual covenants that require the TVN French Subsidiary to maintain a minimum working capital balance and various other financial covenants and restrictions that limit the French Subsidiary’s ability to incur additional indebtedness. The annual covenant is based on French statutory year-end results and the TVN French Subsidiary failed the 2016 covenant test primarily due to the Company’s plan to integrate TVN’s operations into other subsidiaries for tax planning and logistic purpose. The Company has informed the financial institution of the 2016 covenant test results and has made plans to pay off the entire loan balance of approximately $0.4 million in early 2017 and as a result, the entire loan balance is recorded under “Other debts and capital lease obligations, current,” in the Consolidated Balance Sheets.
(3) The TVN French Subsidiary obtained advances under a credit line with BPI France against a pool of eligible receivables with recourse. The maximum advance under this credit line for receivables is €2 million (approximately $2.1 million as converted using the exchange rate at December 31, 2016), less applicable fees, and €200,000 (approximately $0.2 million as converted using the exchange rate at December 31, 2016) of cash is pledged for this program. This credit line was renewed in July 2016 for an additional year with no material change to the terms of the credit agreement. There was no balance outstanding to BPI France as of December 31, 2016.

Future minimum repayments

The table below shows the future minimum repayments of debts and capital lease obligations as of December 31, 2016 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2017	$971	$6,304
2018	801	5,416
2019	63	6,255
2020	25	554
2021	—	451
Thereafter	—	350
Total	$1,860	$19,330

Credit Facilities
On December 22, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on the Company’s behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. On December 7, 2015, the Company entered into a first amendment to the Credit Agreement with JPMorgan to permit the Company to incur the indebtedness related to issuance of the Notes mentioned above. On December 15, 2015, the Company entered into a second amendment to the Credit Agreement with JPMorgan to extend the expiration date of the Credit Agreement to February 20, 2016. The Company did not renew the agreement or enter into any new agreement.
NOTE 13: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
The Company’s stock benefit plans include the employee stock purchase plan and current active stock plans adopted in 1995 and 2002 as well as one stock plan assumed through an acquisition in 2010. Other than the employee stock purchase plan, the 1995 stock plan and the 2002 director plan described below, the other inactive plans have no shares available for future grant. The Company also assumed two existing TVN employee equity benefit plans in connection with the TVN acquisition. As of December 31, 2016, for the stock plan assumed through an acquisition, 121,043 shares were reserved for issuance.
Employee Stock Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant and non-statutory stock options may be granted at prices not less than 85% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and expire seven years from date of grant. Options granted prior to February 2006 expire 10 years from the date of grant. Grants of RSUs and any non-statutory stock options issued at prices less than the fair market value on the date of grant decrease the plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited. In connection with the Company’s acquisition of TVN, the Company agreed to make grants of RSUs with respect to a total of up to 1,750,000 shares (taking into account the share count provision for RSUs in the Company’s 1995 Stock Plan). The Company’s stockholders approved an amendment to the 1995 Stock Plan at the Company’s 2016 annual meeting of stockholders (“2016 Annual Meeting”) which increased the number of shares of common stock reserved for issuance under the 1995 Stock Plan by 2,000,000 shares. As of December 31, 2016, an aggregate of 12,029,588 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 3,501,498 shares remained available for grant.
In August 2016, the Company granted 898,533 shares of performance-based RSUs (“PRSUs”) under the 1995 Stock Plan to fund a portion of its 2016 incentive bonus payment obligations to its key executives and other eligible employees. The vesting of the PRSUs is based on the achievement of certain financial and non-financial operating goals of the Company and occurs within the next three to six months from the grant date.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, non-statutory stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from date of grant. Grants of RSUs decrease the plan reserve 1.5 shares for every unit granted and any forfeiture of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit forfeited. In November 2015, the authorized number of shares under the 2002 Director Plan was increased from 2,000,000 to 2,350,000. As of December 31, 2016, an aggregate of 643,244 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 409,244 shares remained available for grant.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. Under the ESPP, 1,265,458, 888,152 and 440,040 shares were issued during fiscal 2016, 2015 and 2014, respectively, representing $3.7 million, $5.2 million and $2.7 million in contributions. As of December 31, 2016, 906,390 shares were reserved for future purchases by eligible employees.
Stock Options, RSUs and PRSUs
The following table summarizes the Company’s stock option, RSU and PRSU activities during the year ended December 31, 2016 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units * Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	6,150	5,674	$6.56	2,182	$6.99
Authorized	2,000	—	—	—	—
Granted	(6,201)	946	3.19	3,503	3.78
Options exercised	—	(150)	4.77	—	—
Shares released	—	—	—	(1,480)	6.57
Forfeited or canceled	1,963	(1,451)	6.46	(341)	5.56
Balance at December 31, 2016	3,912	5,019	$6.01	3,864	$4.26
* The preceding table includes PRSUs activities during the year ended December 31, 2016.

The following table summarizes information about stock options outstanding as of December 31, 2016 (in thousands, except per share amounts and term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	4,839	$6.05	3.8	$1,930
Exercisable	3,240	6.61	3.0	388
The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2016 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2016. The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $1.7 million and $0.8 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The following table summarizes information about RSUs and PRSUs outstanding as of December 31, 2016 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	3,606	0.6	$18,031
The fair value of RSUs and PRSUs vested and expected to vest as of December 31, 2016 is calculated based on the fair value of the Company’s common stock as of December 31, 2016.
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
The company’s pension obligations are measured as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation takes into account the employees’ age and period of service with the company; projected mortality rates, mobility rates and increases in salaries; and a discount rate. The table below shows the present value of the Company’s pension obligations as of December 31, 2016 and changes to the Company’s pension obligations (in thousands):

December 31, 2016
Projected benefit obligation:
Acquired from TVN acquisition	$5,907
Service cost	217
Interest cost	87
Actuarial losses	279
Curtailment	(1,955)
Foreign currency translation adjustment	(271)
As of December 31, 2016	$4,264

Presented on the Consolidated Balance Sheets under:
Current portion (presented under “Accrued and other current liabilities”)	$27
Long-term portion (presented under “Other non-current liabilities”)	$4,237
The plan was unfunded as of December 31, 2016. There are no contributions to the plan required by any laws or funding regulations, discretionary contributions or non-cash contributions expected to be made.
Net periodic costs for the year ended December 31, 2016 were $304,000 and the accumulated benefit obligation as of December 31, 2016 was $3.3 million. During the year ended December 31, 2016, the Company recorded an actuarial loss of $0.3 million as a component of accumulated other comprehensive Income (loss) (“AOCI”). The Company accounts for the actuarial loss in accordance with ASC 715, “Compensation - Retirement Benefits”. If the net accumulated gain or loss exceeds 10% of the projected plan benefit obligation or the market-related value of plan assets, a portion of the net gain or loss is amortized and included in expense for the following year based upon the average remaining service period of active plan participants, unless the Company’s policy is to recognize all actuarial gains (losses) when they occur. The Company elected to defer actuarial gains (losses) in AOCI. As of December 31, 2016, the Company did not meet the 10% requirement, and therefore no amortization of 2016 actuarial loss would be recorded in fiscal 2017.
As indicated in Note 11, “Restructuring and related charges”, the Company finalized the terms of the TVN VDP and 83 employee applications were approved by the Company in the fourth quarter of 2016. The Company settled its retirement obligations under the TVN defined benefit pension plan for the terminating employees through payment of voluntary termination benefits. The Company accounts for these settlements in accordance with ASC 715, “Compensation - Retirement Benefits”, which requires that the settlement be accounted for when an employee accepts the offer of voluntary termination. As a result of the TVN VDP, the defined benefit pension plan was remeasured, which resulted in a non-cash curtailment gain of approximately $2.0 million. The curtailment gain was recognized in the Consolidated Statement of Operations during the fourth quarter of 2016 and the Company’s pension liability was reduced by the same amount. Of the $2.0 million pension curtailment gain, $0.6 million is included in product cost of revenue and the remaining $1.4 million is included in operating expenses-restructuring and related charges in the Consolidated Statement of Operations. The remeasurement did not have a material effect on other components of net periodic pension expense for the year ended December 31, 2016.
The following assumptions were used in determining the Company’s pension obligation:

December 31, 2016
Discount rate	1.5%
Mobility rate	3.0%
Salary progression rate	2.0%

The Company evaluates the discount rate assumption annually. The discount rate used for the Company’s valuation study was based on the rate of long-term Euro zone AA rated 10 year corporate bonds as of December 31, 2016, which yielded 1.5%.
The Company also evaluates other assumptions related to demographic factors, such as retirement age, mortality rates and turnover periodically, updating them to reflect experience and expectations for the future. The mortality assumption related to the Company’s defined benefit pension plan used mortality tables published in January 2017 by the French National Institute of Statistics and Economic Studies.

Future benefits expected to be paid in each of the next five years, and in the aggregate for the five year period thereafter are as follows (in thousands):

Years ending December 31,
2017	$29
2018	29
2019	46
2020	—
2021	66
2022 - 2026	2,015
$2,185

401(k) Plan
The Company has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The Company’s contributions to the plan was $0.4 million for each of the fiscal years from 2014 through 2016.
Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Year ended December 31,
	2016	2015	2014
Stock-based compensation in:
Cost of revenue	$1,554	$1,862	$2,359
Research and development expense	3,711	4,435	4,844
Selling, general and administrative expense	7,795	9,285	10,084
Total stock-based compensation in operating expense	11,506	13,720	14,928
Total stock-based compensation recognized in net loss	$13,060	$15,582	$17,287
As of December 31, 2016, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options, RSUs and PRSUs was $11.8 million and is expected to be recognized over a weighted-average period of 1.6 years.
As part of its equity incentive program, the Company grants PRSUs, the vesting of which depends on the achievement of certain financial and non-financial goals of the Company. The Company assesses the expected achievement levels of the performance goals at the end of each reporting period. The grant date fair value of the PRSUs expected to vest based on the Company’s best estimate of its performance against the performance goals is recognized as compensation expense. During the years ended December 31, 2016 and 2015, the Company recorded approximately $2.8 million and $0.6 million of stock-based compensation expenses related to PRSUs, respectively. There were no stock-based compensation expenses related to PRSUs recorded in the year ended December 31, 2014.
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

	Employee Stock Options			ESPP
	2016	2015	2014	2016	2015	2014
Expected term (in years)	4.30	4.65	4.70	0.50	0.50	0.50
Volatility	36%	38%	40%	70%	34%	32%
Risk-free interest rate	1.4%	1.5%	1.7%	0.6%	0.3%	0.1%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
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
The weighted-average fair value per share of options granted for the years ended December 31, 2016, 2015 and 2014 was $0.99, $2.51 and $2.36, respectively. The fair value of all stock options vested during the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $3.0 million and $3.2 million, respectively.
The estimated weighted-average fair value per share of stock purchase rights granted for the years ended December 31, 2016, 2015 and 2014 was $1.04, $1.69 and $1.79, respectively.
The Company realized no income tax benefit from stock option exercises for the year ended December 31, 2016 and 2015 due to recurring losses and valuation allowances. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. The total realized tax benefit attributable to stock options exercised during the year ended December 31, 2014 was $15,000.
The estimated fair value of RSUs is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the years ended December 31, 2016, 2015 and 2014 was $9.7 million, $11.1 million and $12.0 million, respectively.

NOTE 14: STOCKHOLDERS’ EQUITY
Preferred Stock
Harmonic has 5,000,000 authorized shares of preferred stock. No shares of preferred stock were issued or outstanding in any of the periods presented.
Common Stock Repurchases
In April 2012, the Board approved a stock repurchase program that provided for the repurchase of up to $25 million of the Company’s outstanding common stock. Under the program, the Company was authorized to repurchase shares of common stock in open market transactions or pursuant to any trading plan that was adopted in accordance with Rule 10b5-1 of the Exchange Act. From time to time, the Board approved further increases to the program and the amount approved for this program was increased to $300 million periodically through May 2014 and the repurchase period expired on December 31, 2016. There were no stock repurchases during the year ended December 31, 2016 and the stock repurchase program expired on December 31, 2016. Further stock repurchases would require authorization from the Board.
During the years ended December 31, 2015 and 2014, the Company repurchased from open market transactions 3.4 million and 13.9 million shares of its common stock, respectively, at a total cost of $23.0 million and $93.1 million, respectively, and at an average share price of $6.70 for each of those period. The excess of cost over par value for the repurchase of the Company’s common stock is recorded to additional paid-in-capital. Common stock repurchased under the program was recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired.
Additionally, on December 8, 2015, the Board approved the use of part of the proceeds from the sale and issuance of the Notes, issued on December 14, 2015, (see Note 12, “Convertible Notes, Other Debts and Capital Leases,” for additional information on the Notes) to repurchase shares of the Company’s common stock from purchasers of the Note offering in privately negotiated transactions effected through the initial purchaser or its affiliate as the Company’s agent. Repurchases of 11.1 million shares of the Company’s common stock effected concurrently with the Note offering was completed on December 14, 2015 at a price of $4.49 per share for an aggregate purchase price of $49.9 million.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	December 31,
	2016	2015
Foreign currency translation adjustments	$(7,267)	$(2,634)
Gain (loss) on investments, net of taxes (1)	276	(1,538)
Loss on cash flow hedges (1)	—	(246)
Actuarial loss	(279)	—
Total accumulated other comprehensive loss	$(7,270)	$(4,418)
(1) See Consolidated Statements of Comprehensive Loss for the amounts related to cash flow hedges and investments that were reclassified into the Consolidated Statements of Operations for the periods presented.
NOTE 15: INCOME TAXES
Loss from operations before income taxes consists of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$(53,833)	$(16,826)	$(15,515)
International	(26,597)	758	(6,280)
Loss before income taxes	$(80,430)	$(16,068)	$(21,795)
The components of the provision for (benefit from) income taxes consist of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$(950)	$(1,981)	$(11,525)
State	181	120	8
International	2,738	1,966	1,619
Deferred:
Federal	(713)	—	25,722
State	—	—	8,249
International	(9,372)	(512)	380
Total provision for (benefit from) income taxes	$(8,116)	$(407)	$24,453

The differences between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate at 35% and the Company’s actual provision for (benefit from) income taxes are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Benefit from for income taxes at U.S. Federal statutory rate	$(28,150)	$(5,624)	$(7,628)
State taxes	150	120	5,368
Differential in rates on foreign earnings	11,741	1,584	4,311
Non-deductible amortization expense	617	947	3,138
Change in valuation allowance	4,465	2,230	26,053
Change in liabilities for uncertain tax positions	(960)	(1,083)	(8,126)
Non-deductible stock-based compensation	1,480	1,398	1,665
Research and development tax credits	(129)	(178)	(841)
Non-deductible meals and entertainment	441	395	361
Non-deductible acquisition cost	—	457	—
Adjustments related to tax positions taken during prior years	(163)	(781)	—
Adjustments made under intercompany transactions	1,779	—	—
Withholding tax	457	—	—
Other	156	128	152
Total provision for (benefit from) income taxes	$(8,116)	$(407)	$24,453
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
In 2016, the Company had worldwide consolidated loss before tax of $80.4 million and tax benefit of $8.1 million, with an effective income tax rate of 10%. The Company’s 2016 effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to the Company’s geographical income mix and its tax valuation allowance, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, favorable resolutions of uncertain tax positions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
In 2015, the Company had worldwide consolidated loss before tax of $16.1 million and tax benefit of $0.4 million, with an effective income tax rate of 3%. The Company’s 2015 effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates and the Company’s U.S. losses generated for the year received no tax benefit as a result of a full valuation allowance against all of its U.S. deferred tax assets, as well as adjustments relating to its 2014 U.S. federal tax return filed in September 2015 and the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations. In addition, the impairment of the VJU investment (see Note 5, “Investments in Other Equity Securities”) received no tax benefit.
In 2014, as a result of cumulated losses in the recent years and the analysis of all available positive and negative evidence, the Company recorded a full valuation allowance against the beginning of year U.S. net deferred tax assets of $34.0 million. In addition, in 2014, the Company carried back its 2013 federal net operating loss to 2011 resulting in a tax refund. Certain federal R&D credits were also freed up as a result and utilized to offset income tax reserves as a result of the adoption of the ASU 2013-11. These two events reduced the valuation allowance by approximately $5.0 million and led to the net change of valuation allowance of $29.0 million. This unfavorable net impact was offset partially by a tax benefit of $9.0 million associated with the release of tax reserves including accrued interest and penalties, for our 2010 tax year in the United States, as a result of the expiration of the applicable statute of limitations for that year.
The components of net deferred tax assets included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Reserves and accruals	$25,527	$16,413
Net operating loss carryovers	33,321	27,023
Research and development credit carryovers	28,759	27,595
Deferred stock-based compensation	4,292	5,834
Depreciation and amortization	554	—
Other tax credits	2,738	2,738
Gross deferred tax assets	95,191	79,603
Valuation allowance	(74,480)	(64,545)
Gross deferred tax assets after valuation allowance	20,711	15,058
Deferred tax liabilities:
Depreciation and amortization	—	(1,189)
Intangibles	(1,417)	(899)
Convertible notes	(8,603)	(10,233)
Other	(510)	(510)
Gross deferred tax liabilities	(10,530)	(12,831)
Net deferred tax assets	$10,181	$2,227
The following table summarizes the activities related to the Company’s valuation allowance (in thousands):

	Year ended December 31,
	2016	2015	2014
Balance at beginning of period	$64,545	$75,199	$38,644
Additions	18,291	3,068	39,556
Deductions	(8,356)	(13,722)	(3,001)
Balance at end of period	$74,480	$64,545	$75,199
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
In 2016, the Company continued to record a valuation allowance against all of its United States deferred tax assets as well as its net operating losses generated in 2016 due to significant cumulative losses in the United States, resulting in a net increase in valuation allowance of $18.3 million. This increase in valuation allowance is offset partially by the release of $8.4 million of valuation allowance associated with the TVN French Subsidiary. Due to a change in its business model, as of December 31, 2016, the TVN French Subsidiary is forecasted to generate pretax income in future periods. After considering all the positive and negative evidence, the Company determined that the valuation allowance for the TVN French Subsidiary should be released as of December 31, 2016 based on its projected income. As of December 31, 2016, the Company had a valuation allowance of $74.5 million against all of its U.S. federal, California and other state net deferred tax assets, including net operating loss carryforwards and R&D tax credit carryforwards, and against majority of its foreign deferred tax assets.
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
As of December 31, 2016, the Company had $103.7 million, $23.1 million, $31.3 million and $23.1 million of foreign, U.S. federal, U.S. California state, and U.S. other states net operating loss carryforwards (“NOL”), respectively. There is no expiration to the utilization of the foreign NOL, while the U.S. federal and California NOL will begin to expire at various dates beginning in 2017 through 2036, if not utilized. As of December 31, 2016, the U.S. federal and California NOL included approximately $1.4 million and $5.9 million relating to stock options tax deductions. These amounts are not included in the Company’s gross or net deferred tax assets pursuant to applicable accounting guidance and, if and when realized, through a reduction in income tax payable will be accounted for as a credit to additional paid-in capital.
As of December 31, 2016, the Company had U.S. federal and California state tax credit carryforwards of approximately $10.0 million and $32.6 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit forward will not expire. In addition, as of December 31, 2016, the Company had U.S. federal alternative minimum tax (“AMT”) credit carryforward of approximately $2.7 million, which will not expire.
The Company has not provided U.S. federal and California state income taxes, as well as foreign withholding taxes, on approximately $7.0 million of cumulative undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2016, the Company had $19.2 million that would favorably impact the effective tax rate in future periods if recognized. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

	Year ended December 31,
	2016	2015	2014
Balance at beginning of period	$15.6	$15.7	$24.2
Increase in balance related to tax positions taken during current year	4.6	0.7	1.0
Decrease in balance as a result of a lapse of the applicable statues of limitations	(1.0)	(0.9)	(9.5)
Increase in balance related to tax positions taken during prior years	—	0.3	—
Decrease in balance related to tax positions taken during prior years	—	(0.2)	—
Balance at end of period	$19.2	$15.6	$15.7
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties reduction recorded for the years ended December 31, 2016, 2015 and 2014 related to unrecognized tax benefits was ($35,000), ($31,000), and ($1.0) million, respectively. The net reduction in interest and penalties in 2016, 2015 and 2014 was attributable to the reversal of accrued interest and penalties of $0.2 million, $0.2 million, and $1.8 million, respectively, due to decreases in unrecognized tax benefits resulting from the expiration of the statutes of limitations on the Company’s U.S. corporate tax returns for 2008 through 2012 tax years. The Company had approximately $0.5 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2016 and December 31, 2015.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for the 2012 tax year. As a result, the Company released $1.1 million of related tax reserves, including accrued interests and penalties. Additionally, the Company released $9.0 million and $0.5 million of related tax reserves, including accrued interests and penalties, for the 2010 and 2011 tax years in 2014 and 2015, respectively, as a result of the expiration of the statute of limitations.
The 2013 through 2015 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2015 tax years generally remain subject to examination by their respective tax authorities. In the quarter ended September 30, 2016, the U.S. Internal Revenue Service concluded its examination of the Company’s income tax return for the tax year 2012, which commenced in August 2015. In addition, a subsidiary of the Company is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeal. The Ninth Circuit will decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. The Company concluded that no adjustment to the consolidated financial statements as of December 31, 2016 is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.
The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018. The income tax benefits attributable to the Switzerland holiday were estimated to be approximately $0.7 million for each of the fiscal years 2016, 2015 and 2014, respectively, increasing diluted earnings per share by approximately $0.008 for each of the fiscal years 2016, 2015 and 2014, respectively.
NOTE 16: NET LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. Potentially dilutive shares, consisting of outstanding stock options, restricted stock units, ESPP plan awards as well as the Notes, are excluded from the net loss per share computations when their effect is anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	December 31,
	2016	2015	2014
Numerator:
Net loss	$(72,314)	$(15,661)	$(46,248)
Denominator:
Weighted average number of shares outstanding:
Basic and diluted	77,705	87,514	92,508
Net loss per share:
Basic and diluted	$(0.93)	$(0.18)	$(0.50)
The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2016, 2015 and 2014 because potential common shares are only considered when their effect would be dilutive. The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	December 31,
	2016	2015	2014
Stock options	5,295	6,460	7,115
Restricted stock units	2,536	2,178	2,066
Stock purchase rights under the ESPP	659	518	346
Warrants (1)	206	—	—
Total	8,696	9,156	9,527
(1) On September 26, 2016, in connection with the execution of a product supply agreement pursuant to which an affiliate of Comcast Corporation (together with Comcast Corporation, “Comcast”) may, in its sole discretion, purchase from the Company licenses to certain of the Company’s software products, the Company granted Comcast a warrant to purchase shares of its common stock. (See Note 17, “Warrants” for additional information).
Also excluded from the table above are the Notes, which are convertible under certain conditions into an aggregate of 22,304,348 shares of common stock (see Note 12, “Convertible Notes, Other Debts and Capital Leases” for additional information on the Notes). Since the Company’s intent is to settle the principal amount of the Notes in cash, the treasury stock method is being used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share.

NOTE 17: WARRANTS

On September 26, 2016, the Company granted a warrant to purchase shares of common stock (the “Warrant”) to Comcast pursuant to which Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of the Company’s common stock subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of
$4.76. Comcast may exercise the Warrant for cash or on a net share basis. The Warrant expires on September 26, 2023 or the prior consummation of a change of control of the Company.
Comcast’s right to purchase 781,617 shares vested as of the issuance date as an incentive to enter into the software license product supply agreement. Comcast’s rights to purchase an additional 1,954,042 shares vest upon achievement of milestones that occur upon or prior to Comcast’s election for enterprise license pricing for certain of the Company’s software products. Such pricing would obligate Comcast to make certain total payments to the Company over the term of the product supply agreement. These rights are expected to vest in 2018. Comcast’s rights to purchase an additional 1,172,425 shares vest when Comcast exceeds specified cumulative purchase amounts from the Company under the product supply agreement. Comcast’s rights to purchase the remaining 3,908,081 shares vest in specified tranches at the earlier of Comcast’s enterprise license pricing election (if completed by a certain date) or achievement of specified cumulative purchase amounts from the Company.
The $1.6 million value of the vested portion of the Warrant was determined using the Black-Scholes option valuation model using the following assumptions: expected term of 7 years, volatility of 42%, risk-free interest rate of 1.4%, and expected dividends of 0.0%. The Warrant is considered indexed to the Company’s common stock and classified as stockholders’ equity based on its terms. Accordingly, the vested Warrant amount was included in “Additional paid-in capital” on the Company’s Consolidated Balance Sheets and will not be remeasured in the future periods.
The Warrant is considered an incentive for Comcast to purchase certain of the Company’s products. Therefore the value of the Warrant will be recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. The portion of the Warrant which vested on September 26, 2016 had a value of $1.6 million and is deemed a customer incentive paid upfront and in the fourth quarter of 2016, $0.4 million of this prepaid incentive has been recorded as a reduction to the Company’s 2016 net revenues from Comcast. The remaining $1.2 million of this prepaid incentive is recorded as an asset under “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet as of December 31, 2016. The Company considers this asset to be recoverable based on the expectation of Comcast’s future purchase of the pertinent products. The asset will be assessed for impairment if no longer deemed recoverable.

NOTE 18: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s CODM, which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Edge. The operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. The Cable Edge segment sells cable edge solutions and related services to cable operators globally.
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
On February 29, 2016, the Company completed its acquisition of 100% of the outstanding equity of TVN and assigned TVN to its Video operating segment.

The following tables provide summary financial information by reportable segment (in thousands):

	Year ended December 31,
	2016	2015	2014
Net revenue:
Video	$351,489	$291,779	$326,756
Cable Edge	54,422	85,248	106,801
Total consolidated net revenue	$405,911	$377,027	$433,557

Operating income (loss):
Video	$11,963	$13,529	$18,073
Cable Edge	(12,131)	(1,599)	1,239
Total segment operating income (loss)	(168)	11,930	19,312
Unallocated corporate expenses	(38,972)	(2,794)	(3,076)
Stock-based compensation	(13,060)	(15,582)	(17,287)
Amortization of intangibles	(14,836)	(6,502)	(20,520)
Loss from operations	(67,036)	(12,948)	(21,571)
Non-operating expense, net	(13,394)	(3,120)	(224)
Loss before income taxes	$(80,430)	$(16,068)	$(21,795)
Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and related charges and excess facilities charges. Additionally, the unallocated corporate expenses in 2016 included $16.9 million of TVN acquisition- and integration-related costs (see Note 3, “Business Acquisition,” of the notes to our Consolidated Financial Statements for additional information) and $13.1 million of restructuring costs related to the TVN VDP (see Note 11, “Restructuring and Related charges-TVN VDP,” of the notes to our Consolidated Financial Statements for additional information) and an inventory obsolescence charge of approximately $4.0 million recorded for some older Cable Edge product lines in accordance with the Company’s policy for excess and obsolete inventory and also as part of our strategic plan to re-position and dedicate the Company’s primary Cable Edge resources to its new CableOS products.
Geographic Information
Revenue by geographic region, based on the location at which each sale originates, and property and equipment, net by geographic region, are summarized as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net revenue:
United States	$171,016	$175,466	$206,610
Other countries	234,895	201,561	226,947
Total	$405,911	$377,027	$433,557
Other than the U.S., no country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2016, 2015 and 2014.

	As of December 31,
	2016	2015
Property and equipment, net:
United States	$15,197	$17,086
Israel	9,966	7,560
France	4,872	—
Other countries	2,129	2,366
Total	$32,164	$27,012
Customer Concentration

During the year ended December 31, 2016, no customer accounted for more than 10% of our net revenue. Net revenue from Comcast accounted for 12% and 16%, respectively, of the Company’s total net revenue during the years ended December 31, 2015 and 2014. Other than Comcast, no customer accounted for 10% or more of the Company’s total net revenue for fiscal years 2015 and 2014.
NOTE 19: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its facilities under non-cancelable operating leases which expire at various dates through April 2027. In addition, the Company leases vehicles and phones in Israel under non-cancelable operating leases, the last of which expires in 2019. Total rent expense related to these operating leases was $9.7 million, $9.0 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under non-cancellable operating leases at December 31, 2016, are as follows (in thousands):

Operating Leases
Year ending December 31,
2017	$12,971
2018	12,361
2019	10,631
2020	7,407
2021	2,020
Thereafter	7,923
Total minimum payments	$53,313
Warranty
The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of warranty claims. Activities for the Company’s warranty accrual for each fiscal year, which is included in accrued and other current liabilities, is summarized below (in thousands):

	2016	2015	2014
Balance at beginning of period	$3,913	$4,242	$3,606
Accrual for current period warranties	5,655	5,470	7,278
Balance assumed from TVN acquisition	1,012	—	—
Changes in liability related to pre-existing warranties	(173)	(92)	3
Warranty costs incurred	(5,545)	(5,707)	(6,645)
Balance at end of period	$4,862	$3,913	$4,242
Standby Letters of Credit and Guarantees
The Company’s financial guarantees consisted of standby letters of credit and bank guarantees. As of December 31, 2016, the Company had $1.0 million of standby letters of credit outstanding primarily related to its credit card facility in Switzerland and, to a lesser extent, performance bond and state requirements imposed on employers. In addition, the Company had $1.9 million of bank guarantees outstanding as of December 31, 2016, of which $1.2 million was related to a building lease for the TVN French Subsidiary, $0.4 million was related to the building leases in Israel, and the remaining amount was mostly related to performance bonds issued to customers of the TVN French Subsidiary.
Indemnification
The Company is obligated to indemnify it’s officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2016.

Royalties
The Company has licensed certain technologies from various companies. It incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, the Company has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During the years ended December 31, 2016, 2015 and 2014 royalty expenses were $4.1 million, $2.9 million and $3.2 million, respectively, and they are included in product cost of revenue in the Company’s Consolidated Statements of Operations.
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $24.0 million of non-cancelable commitments to purchase inventories and other commitments as of December 31, 2016.
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
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, the Company filed its response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. The court conducted a supplemental claim construction hearing on May 27, 2016 and issued a claim construction order on June 29, 2016. On June 17, 2016, Harmonic filed requests for ex parte reexaminations for the ’808 and ’309 patents with the United States Patent and Trademark Office (“USPTO”).  The USPTO ordered reexamination of both the ’309 and ’808 patents in August 2016.  The USPTO issued a Non-Final Office Action on November 25, 2016 for the ’309 patent, including rejecting all challenged claims.  The USPTO issued a Non-Final Office Action for the ’808 patent on December 15, 2016, rejecting all challenged claims.  The Patent Owner filed its response in both reexaminations on February 15, 2017. A status conference was held with the District Court on February 23, 2017.
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

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2016. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Fiscal 2016 (1)
	1st Quarter (6)	2nd Quarter	3rd Quarter (6)	4th Quarter (3) (5)
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$81,832	$109,571	$101,406	$113,102
Gross profit (4)	40,654	51,040	51,363	57,693
Net loss (2)	$(25,180)	$(20,679)	$(16,012)	$(10,443)
Net loss per share:
Basic	$(0.33)	$(0.27)	$(0.21)	$(0.13)
Diluted	$(0.33)	$(0.27)	$(0.21)	$(0.13)
Shares used in per share calculations:
Basic and diluted	76,996	77,342	78,092	78,389
	Fiscal 2015
	1st Quarter (6)	2nd Quarter	3rd Quarter	4th Quarter (5)
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$104,016	$103,103	$83,305	$86,603
Gross profit (4)	55,028	54,385	46,231	47,068
Net loss	$(2,657)	$(994)	$(4,811)	$(7,199)
Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.08)
Diluted	$(0.03)	$(0.01)	$(0.05)	$(0.08)
Shares used in per share calculations:
Basic and diluted	88,655	88,426	87,991	84,932
(1) On February 29, 2016, the Company completed the acquisition of TVN and applied the acquisition method of accounting for the business combination. The selected quarterly financial data for the year ended December 31, 2016 of the combined entity includes 10 months of operating results of TVN beginning March 1, 2016.
(2) In 2016, as a result of the TVN acquisition, the Company incurred acquisition-and integration-related expenses of $3.0 million, $3.4 million, $5.3 million and $5.2 million, in the first through fourth quarter of 2016, respectively. These costs consisted of acquisition-related costs which include outside legal, accounting and other professional services as well as integration-related costs which include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. These costs are expensed as incurred.
(3) In 2016, as part of the TVN integration plan, the Company established the TVN VDP to enable the French employees of TVN to voluntarily terminate with certain benefits. The plan was approved by the applicable French authorities and a total of 83 employees applied for the TVN VDP and were duly approved by the Company in the fourth quarter of 2016. Based on the applicable accounting guidance, the Company recorded a charge of $13.1 million for TVN VDP in the fourth quarter of 2016. This charge is offset partially by a $2.0 million pension curtailment gain. (See Note 11, “Restructuring and related charges-TVN VDP,” of the notes to the Consolidated Financial Statements for additional information on the TVN VDP and pension curtailment gain).
(4) Gross margin decreased to 49.7% in the first quarter of 2016 compared to 54.3% in the fourth quarter of 2015, primarily due to a $4.8 million decline in revenue resulting mostly from timing in revenue recognition for certain projects. Gross margin decreased to 46.6% in the second quarter of 2016 compared to 49.7% in the first quarter of 2016, primarily due to the inclusion of TVN’s operating results which resulted in higher material, labor and overhead costs attributable to the additional headcount and facilities acquired in connection with the TVN acquisition, as well as an approximately $4.5 million inventory obsolescence charge for some older Cable Edge product lines. Gross margin increased to 50.7% in the third quarter of 2016 compared to 46.6% in the second quarter of 2016 primarily due to the absence of the Cable Edge inventory obsolescence charge in the third quarter of 2016.
(5) A history of operating losses in recent years has led to uncertainty with respect to the Company’s ability to realize certain net deferred tax assets. In 2015, the Company recorded a valuation allowance against all of its U.S. net deferred tax assets, resulting in an increase in valuation allowance of $3.1 million in the fourth quarter of 2015. This increase in valuation allowance is offset partially by the release of $0.9 million valuation allowance against one of its Israel subsidiaries due to cumulative income generated in recent years. In the fourth quarter of 2016, the Company recorded an additional valuation allowance of $18.3 million against all of the United States deferred tax assets as well as its net operating losses generated in 2016. This increase in valuation allowance is offset partially by the release of $8.4 million of valuation allowance associated with the TVN French Subsidiary. Due to a change in its business model, as of December 31, 2016, the TVN French Subsidiary is forecasted to generate pretax income in future periods.
(6) In the first and third quarter of 2016, the Company recorded impairment charges of $1.5 million and $1.2 million, respectively, for its investment in Vislink. In the first quarter of 2015, the Company recorded an impairment charge of $2.5 million for its investment in VJU. These impairment charges were recorded as a result of the Company’s assessment which concluded that their impairment were on an other-than-temporary basis. (See Note 5, “Investments in Other Equity Securities,” of the notes to the Consolidated Financial Statements for additional information).

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016.
We acquired TVN on February 29, 2016 and are in the process of integrating the acquired business of TVN entities into our overall internal control over financial reporting process. As of December 31, 2016 certain TVN entities have been integrated into our internal control over financial reporting process. For those TVN entities which are not integrated, their post acquisition revenue included in the year ended December 31, 2016 accounted for approximately 12% of our consolidated net revenue for the year ended December 31, 2016 and their total assets as of December 31, 2016 accounted for approximately 20% of our consolidated total assets as of December 31, 2016. We excluded the TVN business for the non-integrated TVN entities from the assessment of internal control over financial reporting as of December 31, 2016.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2017 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2017 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.
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
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements. See Index to Consolidated Financial Statements in Item 8 on page 57 of this Annual Report on Form 10-K.
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

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 3, 2017.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	March 3, 2017
(Patrick J. Harshman)

/s/ HAROLD L. COVERT	Chief Financial Officer	March 3, 2017
(Harold L. Covert)	(Principal Financial and Accounting Officer)

/s/ PATRICK GALLAGHER	Chairman	March 3, 2017
(Patrick Gallagher)

/s/ E. FLOYD KVAMME	Director	March 3, 2017
(E. Floyd Kvamme)

/s/ WILLIAM REDDERSEN	Director	March 3, 2017
(William Reddersen)

/s/ SUSAN G. SWENSON	Director	March 3, 2017
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	March 3, 2017
(Mitzi Reaugh)

/s/ NIKOS THEODOSOPOULOS	Director	March 3, 2017
(Nikos Theodosopoulos)

/s/ TOM LOOKABAUGH	Director	March 3, 2017
(Tom Lookabaugh)

EXHIBIT INDEX
The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit Number
2.1(xiii)	Asset Purchase Agreement, dated as of February 18, 2013, by and between Harmonic Inc. and Aurora Networks

3.1(ii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.2(iii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

4.3(xxi)	Indenture, dated December 14, 2015, by and between the Company and U.S. Bank National Association

4.4(xxi)	Form of 4.00% Senior Convertible Note due 2020 (included in Exhibit 4.3)

4.5(xxiii)†	Warrant to Purchase Shares of Common Stock of Harmonic, Inc.

10.1(i)*	Form of Indemnification Agreement

10.2(xii)*	1995 Stock Plan, as amended and restated on June 27, 2012

10.4(xix)*	2002 Director Stock Plan, as amended and restated on June 9, 2016

10.5(xv)*	2002 Employee Stock Purchase Plan, as amended and restated on June 9, 2016

10.6(v)*	Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective May 30, 2006

10.7(vi)*	Change of Control Severance Agreement between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007

10.8(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008

10.9(viii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.10(viii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.11(viii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.12(viii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.13(ix)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.14(x)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.17(xvii)*	Letter Agreement with Bart Spriester, dated July 29, 2014

10.18(xvii)*	Change of Control Severance Agreement between Harmonic Inc. and Bart Spriester, effective September 10, 2014

10.21(xviii)*	Offer Letter Agreement with Harold Covert, dated October 22, 2015

10.22(xviii)*	Change of Control Severance Agreement between Harmonic Inc. and Harold Covert, dated October 27, 2015

10.24 (xx)	Purchase Agreement, dated as of December 8, 2015, by and between Harmonic Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.25(xxvi)
Put Option Agreement, dated as of December 7, 2015, by and between Harmonic Inc. and Mr. Eric Louvet, Mr. Eric Gallier, Mr. Jean-Marc Guiot, Mr. Claude Perron, Mrs. Crystele Trévisan-Jallu, Mrs. Delphine Sauvion, Mr. Marc Procureur, Mr. Christophe Delahousse, Mr. Hervé Congard, Mr. Arnaud de Puyfontaine, FPCI Winch Capital 3, Montalivet Networks and FPCI CIC Mezzanine 3

10.26(xxvi)
Sale and Purchase Agreement, dated as of February 11, 2016, by and between Harmonic International AG and Mr. Eric Louvet, Mr. Eric Gallier, Mr. Jean-Marc Guiot, Mr. Claude Perron, Mrs. Crystele Trévisan-Jallu, Mrs. Delphine Sauvion, Mr. Marc Procureur, Mr. Christophe Delahousse, Mr. Hervé Congard, Mr. Arnaud de Puyfontaine, FPCI Winch Capital 3, Montalivet Networks and FPCI CIC Mezzanine 3 for the acquisition of Thomson Video Networks

10.27(xxiv)	Registration Rights Agreement, dated September 26, 2016, by and between the Company and Comcast.

10.28(xxv)*	Transition letter agreement, dated December 12, 2016, by and between the Company and Harold Covert.

21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements.

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
(xviii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 21, 2015.
(xix) Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated November 6, 2015.
(xx) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 7, 2015.
(xxi) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2015.

(xxiii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2016.

(xxiv) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2016.

(xxv) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 13, 2016.

(xxvi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.