Form 10-Q
period 2017-03-31
HARMONIC INC
filed 2017-05-08
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on May 2, 2017 was 80,531,096.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,292	$55,635
Short-term investments	—	6,923
Accounts receivable, net	69,771	86,765
Inventories	39,920	41,193
Prepaid expenses and other current assets	27,368	26,319
Total current assets	192,351	216,835
Property and equipment, net	31,733	32,164
Goodwill	237,911	237,279
Intangibles, net	27,208	29,231
Other long-term assets	41,496	38,560
Total assets	$530,699	$554,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$6,802	$7,275
Accounts payable	22,340	28,892
Income taxes payable	1,153	1,166
Deferred revenue	59,072	52,414
Accrued and other current liabilities	52,062	55,150
Total current liabilities	141,429	144,897
Convertible notes, long-term	104,575	103,259
Other debts and capital lease obligations, long-term	13,767	13,915
Income taxes payable, long-term	2,961	2,926
Other non-current liabilities	16,559	18,431
Total liabilities	279,291	283,428
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 80,503 and 78,456 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	81	78
Additional paid-in capital	2,257,093	2,254,055
Accumulated deficit	(1,998,884)	(1,976,222)
Accumulated other comprehensive loss	(6,882)	(7,270)
Total stockholders’ equity	251,408	270,641
Total liabilities and stockholders’ equity	$530,699	$554,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31, 2017	April 1, 2016
Revenue:
Product	$50,404	$57,644
Services	32,539	24,188
Total net revenue	82,943	81,832
Cost of revenue:
Product	26,102	27,189
Services	16,433	13,989
Total cost of revenue	42,535	41,178
Total gross profit	40,408	40,654
Operating expenses:
Research and development	24,882	23,563
Selling, general and administrative	34,631	32,870
Amortization of intangibles	774	2,365
Restructuring and related charges	1,279	2,612
Total operating expenses	61,566	61,410
Loss from operations	(21,158)	(20,756)
Interest expense, net	(2,590)	(2,421)
Other expense, net	(511)	(9)
Loss on impairment of long-term investment	—	(1,476)
Loss before income taxes	(24,259)	(24,662)
(Benefit from) provision for income taxes	(232)	518
Net loss	$(24,027)	$(25,180)

Net loss per share:
Basic and diluted	$(0.30)	$(0.33)
Shares used in per share calculation:
Basic and diluted	79,810	76,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	March 31, 2017	April 1, 2016
Net loss	$(24,027)	$(25,180)
Other comprehensive income (loss) before tax:
Change in unrealized gain on cash flow hedges:
Unrealized gain arising during the period	—	323
Loss reclassified into earnings	—	78
	—	401
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(499)	79
Loss reclassified into earnings	—	1,476
	(499)	1,555
Change in foreign currency translation adjustments	889	1,934
Other comprehensive income before tax	390	3,890
Less: Provision for income taxes	2	18
Other comprehensive income, net of tax	388	3,872
Total comprehensive loss	$(23,639)	$(21,308)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net loss	$(24,027)	$(25,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	2,069	2,783
Depreciation	3,599	3,317
Stock-based compensation	3,251	3,094
Amortization of discount on convertible debt	1,316	1,187
Restructuring, asset impairment and loss on retirement of fixed assets	187	1,675
Amortization of non-cash warrant	416	—
Loss on impairment of long-term investment	—	1,476
Provision for excess and obsolete inventories	387	418
Allowance for doubtful accounts and returns	2,700	739
Other non-cash adjustments, net	72	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	14,388	(10,894)
Inventories	942	(51)
Prepaid expenses and other assets	(3,151)	(6,078)
Accounts payable	(6,687)	(3,890)
Deferred revenue	5,435	24,963
Income taxes payable	6	(13)
Accrued and other liabilities	(3,999)	1,046
Net cash used in operating activities	(3,096)	(5,408)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(69,532)
Proceeds from maturities of investments	3,106	7,394
Proceeds from sales of investments	3,792	—
Purchases of property and equipment	(3,217)	(2,664)
Net cash provided by (used in) investing activities	3,681	(64,802)
Cash flows from financing activities:
Payment of convertible debt issuance costs	—	(582)
Proceeds from other debts and capital leases	—	262
Repayment of other debts and capital leases	(953)	(114)
Proceeds from common stock issued to employees	2,114	2,074
Payment of tax withholding obligations related to net share settlements of restricted stock units	(2,383)	(955)
Net cash (used in) provided by financing activities	(1,222)	685
Effect of exchange rate changes on cash and cash equivalents	294	330
Net decrease in cash and cash equivalents	(343)	(69,195)
Cash and cash equivalents at beginning of period	55,635	126,190
Cash and cash equivalents at end of period	$55,292	$56,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 3, 2017 (the “2016 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2017, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
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
On February 29, 2016, the Company completed the acquisition of Thomson Video Networks (“TVN”), see Note 3, “Business Acquisition” for details on the acquisition. TVN is now a part of the Company’s Video segment and its results of operations are included in the Company’s Condensed Consolidated Statements of Operations beginning March 1, 2016. During the fourth quarter of 2016, the Company completed the accounting for this business combination.

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
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2016 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2017 other than those disclosed in Note 2, “Standards Implemented”.

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

The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.

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

The Company currently plans to adopt using the modified retrospective approach. However, a decision regarding the adoption method has not been finalized at this time. The Company’s final determination will depend on a number of factors, such as the significance of the impact of the new standard on its financial results, system readiness, including that of software procured from third-party providers, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of software licenses with undelivered features and professional services revenue related to service contracts with acceptance terms as well as contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization.

Under current industry-specific software revenue recognition guidance, the Company has historically concluded that it did not have vendor-specific objective evidence (“VSOE”) of fair value of the undelivered features relating to delivered software licenses, and accordingly, it has deferred entire revenue for such software licenses until the delivery of features. Professional services included in arrangements with acceptances have also been recognized on receipt of acceptance. The new standard, which does not retain the concept of VSOE, requires an evaluation of whether the undelivered features are distinct performance obligations and, therefore, should be separately recognized when delivered compared to the timing of delivery of software license. Professional services will generally be recorded as services are provided. Depending on the outcome of the Company’s evaluation, the timing of when revenue is recognized could change for future features and professional services under the new standard.

As part of the Company’s preliminary evaluation, it has also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (“TRG”) from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result of this new guidance, the Company preliminarily believes that it will capitalize certain costs of obtaining the contract, including additional sales commissions, as the new cost guidance, as interpreted by the TRG, requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. Additionally, after the adoption of the new guidance, the Company preliminarily believes that the amortization period for the capitalized costs will be longer than the contract term, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts. Therefore, the Company believes that the period of benefit, as interpreted by the TRG, for deferred commission costs will likely be longer than the initial contract period. Under the Company’s current accounting policy, it expenses the commission costs immediately as incurred.

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
In February 2016, the FASB amended the existing accounting standard for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. This new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The new standard will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the methods and impact of adopting this new leases standard on its consolidated financial statements.
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

In November 2016, the FASB issued an accounting standard update which requires companies to include restricted cash and restricted cash equivalents in its cash and cash equivalent balances in the statement of cash flows. Transfers between cash, cash equivalents, restricted cash, and restricted cash equivalents are no longer presented in the statement of cash flows. The new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment. It removes Step 2 of the goodwill impairment test and requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In March 2017, the FASB issued a new accounting standard to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. This new standard will be effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
Standards Implemented
In February 2015, the FASB issued an accounting standard update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The accounting standard update became effective for the Company beginning in the first quarter of fiscal 2017. The application of this accounting standard update did not have any impact on the Company's Consolidated Balance Sheet or Statement of Operations upon adoption.
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this accounting standard update beginning in the first quarter of fiscal 2017 and the adoption did not have a material impact on its consolidated financial statements.
In March 2016, the FASB issued an accounting standard update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The Company adopted this accounting standard update beginning in the first quarter of fiscal 2017 and the adoption did not have any impact on its consolidated financial statements

In March 2016, the FASB issued an accounting standard update for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard eliminated the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital. It also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. The Company adopted this new accounting standard beginning in the first quarter of fiscal 2017 using a modified-retrospective transition method and recorded a cumulative effect of $4.6 million of additional gross deferred tax asset associated with shared-based payment and an offsetting valuation allowance of the same amount, therefore resulting in no net impact to the Company’s beginning retained earnings. Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures in the Company’s condensed consolidated statements of operations and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. Upon the adoption of this accounting standard update, effective January 1, 2017, the Company changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit). The implementation of this accounting standard update has no impact to the Company’s condensed statement of cash flows because the Company does not have any excess tax benefits from share-based compensation because its tax provision is primarily under full valuation allowance. No prior periods were recast as a result of this change in accounting policy.
In October 2016, the FASB issued an accounting standard update which requires companies to recognize the income tax consequences of all intra-entity sales of assets other than inventory when they occur. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company early adopted this accounting standard update during the first quarter of fiscal 2017 on a modified retrospective approach and recorded a cumulative-effect adjustment of $1.4 million to the retained earnings as of January 1, 2017 (which reduced the accumulated deficit). Correspondingly, in the first quarter of fiscal 2017, the Company recognized an additional $1.1 million of net deferred tax assets, after netting with $2.1 million of valuation allowance, and write off the remaining $0.3 million of unamortized tax expenses deferred under the previous guidance to provision for income taxes in the first quarter of fiscal 2017.

NOTE 3: BUSINESS ACQUISITION
On February 29, 2016, the Company, through its wholly-owned subsidiary Harmonic International AG, completed its acquisition of 100% of the share capital and voting rights of TVN, a global leader in advanced video compression solutions headquartered in Rennes, France, for a final purchase price of $82.5 million in cash. The Company believes that its acquisition of TVN has strengthened, and will continue to strengthen, the Company’s competitive position in the video infrastructure market as well as to enhance the depth and scale of the Company’s research and development and service and support capabilities in the video arena.

During the fourth quarter of 2016, the Company completed the accounting for this business combination. The final TVN purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of TVN purchase consideration is as follows (in thousands):

Assets:
Cash and cash equivalents	$6,843
Accounts receivable, net	14,933
Inventories	3,462
Prepaid expenses and other current assets	2,412
Property and equipment, net	9,942
French R&D tax credit receivables (1)	26,421
Other long-term assets	2,134
Total assets	$66,147
Liabilities:
Other debts and capital lease obligations, current	8,362
Accounts payable	12,494
Deferred revenue	2,504
Accrued and other current liabilities	18,365
Other debts and capital lease obligations, long-term	16,087
Other non-current liabilities	6,467
Deferred tax liabilities	2,126
Total liabilities	$66,405

Goodwill	41,670
Intangibles	41,100
Total purchase consideration	$82,512
(1) See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets” for more information on French R&D tax credit receivables.

The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

	Estimated Useful Life (in years)	Fair Value
Backlog	6 months	$3,600
Developed technology	4 years	21,700
Customer relationships	5 years	15,200
Trade name	4 years	600
		$41,100

The goodwill is not expected to be deductible for income tax purposes but the intangibles assets acquired are expected to be deductible for income tax purposes in certain jurisdictions. Both goodwill and intangibles assets acquired are assigned to the Company’s video reporting unit.

Acquisition-and integration-related expenses

As a result of the TVN acquisition, during 2016, the Company incurred acquisition-and integration-related expenses totaling $16.9 million and another $2.2 million in the three months ended March 31, 2017. These costs consisted of acquisition-related costs which include outside legal, accounting and other professional services as well as integration-related costs which include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. These costs are expensed as incurred. The Company expects to continue to have some TVN integration-related costs in 2017, primarily outside legal and advisory fees relating to re-organization of TVN’s legal entities.

Acquisition- and integration-related expenses for the TVN acquisition are summarized in the table below (in thousands):

	March 31, 2017		April 1, 2016
	Acquisition-related	Integration-related	Acquisition-related	Integration-related
Product cost of revenue	$—	$342	$—	$58
Research and development	—	7	—	50
Selling, general and administrative	—	1,801	2,436	552
Total acquisition- and integration-related expenses	$—	$2,150	$2,436	$660

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of TVN had occurred on January 1, 2015, the beginning of the comparable prior annual period. The unaudited pro forma combined results are provided for illustrative purpose only and are not indicative of the Company’s actual consolidation results.

The pro forma adjustments primarily relate to the amortization of acquired intangibles and interest expense related to financing arrangements. In addition, the unaudited pro forma net loss for the three months ended April 1, 2016 was adjusted to exclude $3.1 million of acquisition- and integration- related expenses. These adjustments exclude the income tax impact.

Three months ended
April 1, 2016
(in millions, except per share amounts)
Net revenue	$90.6
Net loss	(24.9)
Net loss per share-basic and diluted	$(0.32)

NOTE 4: SHORT-TERM INVESTMENTS
As of March 31, 2017, the Company has no short-term investments. The following table summarizes the Company’s short-term investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Corporate bonds	$6,928	$—	$(5)	$6,923
Total short-term investments	$6,928	$—	$(5)	$6,923
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

December 31, 2016
Less than one year	$6,923
Due in 1 - 2 years	—
Total short-term investments	$6,923
These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheets as they are available for current operations. Realized gains and losses from the sale of investments were not material for the three months ended March 31, 2017 and April 1, 2016.
The Company’s investments in equity securities of other privately and publicly held companies were $3.9 million and $4.4 million as of March 31, 2017 and December 31, 2016, respectively, and such investments were considered as long-term investments and were included in “Other long-term assets” in the Condensed Consolidated Balance Sheet. (See Note 5, “Investments in Other Equity Securities” for additional information).

NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other long-term assets” in the Condensed Consolidated Balance Sheet.

In 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange in London, for $3.3 million. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $0.3 million and $0.8 million at March 31, 2017 and December 31, 2016, respectively. Vislink’s accumulated unrealized (loss) gain, net of taxes was $(0.2) million and $0.3 million at March 31, 2017 and December 31, 2016, respectively.

During late 2015 through 2016, Vislink’s stock price was below the Company’s cost basis for a prolonged period of time and based on the Company’s assessment, impairment charges of $1.5 million and $1.2 million for Vislink were recorded in the first and third quarter of 2016, respectively, reflecting the new reduced cost basis of the Vislink investment at September 30, 2016. As of December 31, 2016, Vislink’s stock price increased approximately 67% from the stock price as of September 30, 2016.

On February 3, 2017, Vislink (from thereon, referred to as Pebble Beach Systems) completed their disposal of its hardware division and changed its name to Pebble Beach Systems. On February 6, 2017, Pebble Beach Systems announced its financial results for fiscal 2016 which showed a significant increase in operating losses. As of March 31, 2017, Pebble Beach System’s stock price had declined 67% from the stock price as of December 31, 2016 and Pebble Beach System is currently seeking alternatives to maximize value for its shareholders, which could include a sale of the company. Since the decline in Vislink’s stock price from December 31, 2016 has been for less than three month, the Company determined that the decline in the fair value of Pebble Beach Systems’ investment is not considered permanent yet and as a result, the $0.5 million loss in Vislink’s investment in the first quarter of 2017 was recorded to other comprehensive loss. The Company’s remaining maximum exposure to loss from the Pebble Beach Systems’ investment at March 31, 2017 was limited to its reduced investment cost of $0.3 million.

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

Unconsolidated Variable Interest Entities (“VIE”)

In 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. EDC is considered a variable interest entity but the Company determined that it is not the primary beneficiary of EDC. As a result, EDC is accounted for as a cost method investment.

The Company determined that there were no indicators existing at March 31, 2017 that would indicate that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at March 31, 2017 was limited to its investment cost of $3.6 million.

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
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)

The Company’s cash flow hedges consisted of foreign currency forward contracts to hedge forecasted operating expenses and service costs related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for its subsidiaries in Israel. These ILS forward contracts mature generally within 12 months. There were no outstanding foreign currency forward contracts under cash flow hedges at March 31, 2017 or December 31, 2016.
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company’s balance sheet hedges consist of foreign currency forward contracts, mature generally within three months, are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Condensed Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Accumulated Other Comprehensive Loss and Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended
	Financial Statement Location	March 31, 2017	April 1, 2016
Derivatives designated as hedging instruments:
Loss in AOCI on derivatives (effective portion)	AOCI	$—	$(323)
Loss reclassified from AOCI into income (effective portion)	Cost of Revenue	$—	$(10)
	Operating Expense	—	(68)
	Total	$—	$(78)
Losses recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other expense, net	$—	$(27)
Derivatives not designated as hedging instruments:
Loss recognized in income	Other expense, net	$(132)	$(284)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Purchase	$9,577	$4,056
Sell	$11,771	$11,157
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$137	$54	Accrued Liabilities	$48	$40
Total derivatives		$137	$54		$48	$40
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of March 31, 2017, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$137	—	$137	$(8)	—	$129
Derivative Liabilities	$48	—	$48	$(8)	—	$40
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash and as of March 31, 2017, the total compensating balance maintained was $2.5 million.

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
The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The estimated fair value of the Company’s convertible notes based on a market approach was approximately $161.2 million and $143.5 million as of March 31, 2017 and December 31, 2016, respectively, and represents a Level 2 valuation. The Company’s other debts and capital leases assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Additionally, the Company considers the carrying amount of its capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates. The other debts and capital leases outstanding as of March 31, 2017 were $20.6 million in the aggregate. (See Note 11, “Convertible Notes, Other debts and Capital Leases” for additional information).

The Company’s liability for the TVN voluntary departure plan (“TVN VDP”) as of March 31, 2017 of $7.2 million is classified within Level 3 because discount rates which are unobservable in the market were being used to measure the fair value of this liability. (See Note 10, “Restructuring and related Charges-TVN VDP” for additional information). The fair value of the TVN defined pension benefit plan liability of $4.4 million as of March 31, 2017 is disclosed in Note 12, “Employee Benefit Plans and Stock-based Compensation-TVN Retirement Benefit Plan.”
During the three months ended March 31, 2017, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Cash equivalents
Money market funds	$5,244	$—	$—	$5,244
Prepaids and other current assets
Derivative assets	—	137	—	137
Other assets
Long-term investment	306	—	—	306
Total assets measured and recorded at fair value	$5,550	$137	$—	$5,687
Accrued and other current liabilities
Derivative liabilities	$—	$48	$—	$48
Accrued TVN VDP, current portion	—	—	4,245	4,245
Other non-current liabilities
Accrued TVN VDP, long-term portion	—	—	2,986	2,986
Total liabilities measured and recorded at fair value	$—	$48	$7,231	$7,279
	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Cash equivalents
Money market funds	$8,301	$—	$—	$8,301
Corporate bonds	—	6,923	—	6,923
Prepaids and other current assets
Derivative assets	—	54	—	54
Other assets
Long-term investment	809	—	—	809
Total assets measured and recorded at fair value	$9,110	$6,977	$—	$16,087
Accrued and other current liabilities
Derivative liabilities	$—	$40	$—	$40
Accrued TVN VDP, current portion	—	—	6,597	6,597
Other non-current liabilities
Accrued TVN VDP, long-term portion	—	—	3,053	3,053
Total liabilities measured and recorded at fair value	$—	$40	$9,650	$9,690

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable, net:
Accounts receivable	$77,179	$91,596
Less: allowances for doubtful accounts, returns and discounts	(7,408)	(4,831)
Total	$69,771	$86,765

	March 31, 2017	December 31, 2016
Prepaid expenses and other current assets:
Deferred cost of revenue	$6,161	$6,856
French R&D tax credits receivable(1)	5,990	5,895
Prepaid maintenance, royalty, rent, property taxes and value added tax	6,657	5,526
Prepaid customer incentive(2)	746	1,162
Restricted cash(3)	768	731
Other	7,046	6,149
Total	$27,368	$26,319

(1) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credit receivables at March 31, 2017 were approximately $27.5 million and are expected to be recoverable from 2017 through 2020 with $6.0 million reported under “Prepaid and other Current Assets” and $21.5 million reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.
(2) On September 26, 2016, the Company issued a warrant to purchase shares of its common stock (the “Warrant”) to Comcast pursuant to which Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of the Company’s common stock subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of $4.76. The portion of the Warrant which vested on September 26, 2016 had a value of approximately $1.6 million and is deemed a customer incentive paid upfront and cumulatively, $0.9 million of this prepaid incentive has been recorded as a reduction to the Company’s net revenues from Comcast. The remaining $0.7 million of this prepaid incentive is reported as an asset under “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2017. The Company considers this asset to be recoverable based on the expectation of Comcast’s future purchase of the pertinent products. The asset will be assessed for impairment if no longer deemed recoverable.
(3) The restricted cash balances are held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. Additionally, as of March 31, 2017, the Company recorded approximately $1.1 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. This amount is reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.

	March 31, 2017	December 31, 2016
Inventories:
Raw materials	$10,501	$9,889
Work-in-process	2,856	2,318
Finished goods	14,682	17,776
Service-related spares	11,881	11,210
Total	$39,920	$41,193

	March 31, 2017	December 31, 2016
Accrued Liabilities:
Accrued employee compensation and related expenses	$17,965	$19,377
Accrued TVN VDP, current (1)	4,245	6,597
Accrued warranty	4,585	4,862
Customer deposits	4,926	4,537
Contingent inventory reserves	2,171	2,210
Accrued royalty payments	1,891	1,912
Others	16,279	15,655
Total	$52,062	$55,150

(1) See Note 10, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

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

During 2016, the Company recorded goodwill of $41.7 million for the TVN acquisition. Goodwill from the TVN acquisition is assigned to the Video reporting unit.

The changes in the carrying amount of goodwill by reportable segments for the three months ended March 31, 2017 were as follows (in thousands):

	Video	Cable Edge	Total
Balance as of December 31, 2016	$176,519	$60,760	$237,279
Foreign currency translation adjustment	625	7	632
Balance as of March 31, 2017	$177,144	$60,767	$237,911
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
The Company performed its annual goodwill impairment review at October 31, 2016. Based on the impairment test performed, management concluded that goodwill was not impaired as the Video and Cable Edge reporting units had estimated fair values in excess of their carrying value by approximately 67% and 123%, respectively.
The Company has not recorded any impairment charges related to goodwill for any prior periods.

Intangible Assets
The following is a summary of intangible assets (in thousands):

		March 31, 2017			December 31, 2016
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	2.9	$31,708	$(16,512)	$15,196	$31,707	$(15,216)	$16,491
Customer relationships/contracts	3.9	44,433	(32,845)	11,588	44,384	(32,098)	12,286
Trademarks and trade names	2.9	582	(158)	424	573	(119)	454
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	N/A	3,011	(3,011)	—	3,011	(3,011)	—
Total identifiable intangibles		$85,234	$(58,026)	$27,208	$85,175	$(55,944)	$29,231

Amortization expense for the identifiable purchased intangible assets for the three months ended March 31, 2017 and April 1, 2016 was allocated as follows (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Included in cost of revenue	$1,295	$418
Included in operating expenses	774	2,365
Total amortization expense	$2,069	$2,783
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2017 (remaining nine months)	$3,885	$2,328	$6,213
2018	5,180	3,104	8,284
2019	5,180	3,104	8,284
2020	951	2,983	3,934
2021	—	493	493
Total future amortization expense	$15,196	$12,012	$27,208

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
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Restructuring and related charges in:
Product cost of revenue	$508	$(29)
Operating expenses-Restructuring and related charges	1,279	2,612
Total restructuring and related charges	$1,787	$2,583
Harmonic 2016 Restructuring
In the first quarter of 2016, the Company implemented a new restructuring plan (the “Harmonic 2016 Restructuring Plan”) to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits and exiting certain operating facilities and disposing of excess assets. In the second quarter of 2016, the Company also initiated the TVN VDP in France to streamline the organization of the TVN French Subsidiary.

In 2016, the Company recorded an aggregate of $20.0 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, of which $2.2 million was primarily related to the Company exiting from an excess facility at its U.S. headquarters and the remaining $17.8 million was related to severance and benefits for the termination of 118 employees worldwide, including 83 employees in France who participated in the TVN VDP. (See details of TVN VDP described below). Additionally, the restructuring and related charges under the Harmonic 2016 Restructuring Plan in 2016 were partially offset by approximately $2.0 million of gain from TVN pension curtailment. For the employees who participated in the TVN VDP, their pension benefit is funded by the TVN VDP and, as a result, the TVN defined benefit pension plan was remeasured at December 31, 2016, which resulted in a non-cash curtailment gain. This gain was recorded as an offset to restructuring and related costs in 2016.
The Company also incurred $16.9 million of TVN acquisition- and integration-related expenses in 2016 and another $2.2 million in the three months ended March 31, 2017. The Company expects to continue to have some TVN integration-related costs in 2017, primarily outside legal and advisory fees relating to the re-organization of TVN’s legal entities. (See Note 3, “Business Acquisition,” for additional information on TVN acquisition-and integration-related expenses).
In the three months ended March 31, 2017, the Company recorded $1.8 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, consisting of $1.1 million TVN VDP charges as well as $0.7 million of severance and benefits for the termination of seven employees worldwide.

TVN VDP

During 2016, the Company consulted and worked with the works council for the TVN French Subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. A total of 83 employees applied for the TVN VDP and were duly approved by the Company in the fourth quarter of 2016. The total TVN VDP costs, including severance, certain benefits and taxes, as well as administration costs, is estimated at approximately $15.3 million, in aggregate, at the inception of the plan and will be paid over a period of four years, based on the TVN VDP terms agreed with each employee. The total final payout to the employees may be different from the initial estimates depending on the final social charges imputed on each employee’s total income and benefits received. The Company does not expect the final payout to be materially different from the initial estimates. The fair value of the total TVN VDP liability at inception is estimated to be approximately $14.8 million.
The Company accounts for these special termination benefits in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated. Out of the 83 employees who applied for TVN VDP, 11 of them are required to work beyond the minimum statutory notice period into 2017. Based on the application of the accounting guidance, the Company recorded a charge of $13.1 million and $1.1 million for TVN VDP costs in fourth quarter of 2016 and the first quarter of 2017, respectively. Cumulatively, the Company had paid $7.1 million of TVN VDP costs and the TVN VDP liability balance at March 31, 2017 was $7.2 million.

The table below shows the estimated future payments for TVN VDP as of March 31, 2017 (in thousands):

Years ending December 31,
2017 (remaining nine months)	$3,426
2018	3,023
2019	1,494
2020	692
Total	$8,635
Excess Facility in San Jose, California

In January 2016, the Company exited an excess facility at its U.S. headquarters in San Jose, California and recorded $1.4 million in facility exit costs. The Company accounts for facility exit costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through August 2020. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $1.1 million. In December 2016, as a result of a change in estimated sublease income, the restructuring liability was increased by $0.6 million.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan during the three months ended March 31, 2017 (in thousands):

	Excess facilities	VDP (1)	Severance and benefits (2)	Total
Balance at December 31, 2016	$2,375	$9,650	$1,519	$13,544
Charges for 2016 Harmonic Restructuring Plan	25	1,077	630	1,732
Adjustments to restructuring provisions	—	—	55	55
Cash payments	(433)	(3,627)	(1,664)	(5,724)
Foreign exchange gain	—	131	14	145
Balance at March 31, 2017	1,967	7,231	554	9,752
Less: current portion (3)	(978)	(4,245)	(554)	(5,777)
Long-term portion (3)	$989	$2,986	$—	$3,975

(1) See discussion of the TVN VDP above for future estimated payments through 2020.
(2) The Company anticipates that the remaining severance and benefits accrual at March 31, 2017 will be fully paid in 2017.
(3) The current portion and long-term portion of the restructuring liability are reported under “Accrued and other current liabilities” and “Other non-current liabilities”, respectively, on the Company’s Condensed Consolidated Balance Sheets.

NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND CAPITAL LEASES
4.00% Convertible Senior Notes
In December 2015, the Company issued $128.25 million aggregate principal amount of 4.0% unsecured convertible senior notes due December 1, 2020 (the “offering” or “Notes”, as applicable) through a private placement with a financial institution. The Notes do not contain any financial covenants and the Company can settle the Notes in cash, shares of common stock, or any combination thereof. The Notes can be converted under certain circumstances described below, based on an initial conversion rate of 173.9978 shares of common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $5.75 per share). The Notes do not contain any financial covenants. Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year.

Concurrent with the closing of the offering, the Company used $49.9 million of the net proceeds to repurchase 11.1 million shares of the Company’s common stock from purchasers of the offering in privately negotiated transactions. In addition, the Company incurred approximately $4.1 million debt issuance cost resulting in a net proceeds to the Company of approximately $74.2 million which was used to fund the TVN acquisition.
Prior to September 1, 2020, holders of the Notes may convert the Notes at their option only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 1, 2016, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “ measurement period ”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the Notes as a whole. The difference between the initial proceeds of the Notes and the liability component (the “debt discount”) of $26.9 million is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the Condensed Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount of $4.1 million to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were $3.2 million and were recorded as a direct deduction from the carrying amount of the debt liability in long-term liability in the Condensed Consolidated Balance Sheets and are being amortized to interest expense in the Condensed Consolidated Statements of Operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $0.9 million and were netted with the equity component of the Notes in additional paid-in capital in the Condensed Consolidated Balance Sheets.
The following table presents the components of the Notes as of March 31, 2017 and December 31, 2016 (in thousands, except for years and percentages):

	March 31, 2017	December 31, 2016
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(21,128)	(22,302)
Less: Debt issuance costs, net of amortization	(2,547)	(2,689)
Carrying amount	$104,575	$103,259
Remaining amortization period (years)	3.7	3.9
Effective interest rate on liability component	9.94%	9.94%

Equity:
Value of conversion option	$26,925	$26,925
Less: Equity issuance costs	(863)	(863)
Carrying amount	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Contractual interest expense	$1,283	$1,283
Amortization of debt discount	1,174	1,059
Amortization of debt issuance costs	142	128
Total interest expense recognized	$2,599	$2,470

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	March 31, 2017	December 31, 2016
Financing from French government agencies related to various government incentive programs (1)	$17,586	$17,930
Term loans (2)	1,353	1,400
Secured borrowings (3)	—	—
Obligations under capital leases	1,630	1,860
Total debt obligations	20,569	21,190
Less: current portion	(6,802)	(7,275)
Long-term portion	$13,767	$13,915
(1) As of March 31, 2017, the Company’s TVN French Subsidiary had an aggregate of $17.6 million of loans due to various financing programs of French government agencies, $14.9 million of which is related to loans backed by R&D tax credit receivables. As of March 31, 2017, the TVN French Subsidiary had an aggregate of $27.5 million of R&D tax credit receivables from the French government from 2017 through 2020. (See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets,” for more information). These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2017 through 2019. The remaining loans of $2.7 million at March 31, 2017 primarily relates to financial support from French government agencies for R&D innovation projects at minimal interest rates and these loans mature between 2020 through 2023.

(2) One of the term loans with a certain financial institution contains annual covenants that require the TVN French Subsidiary to maintain a minimum working capital balance and various other financial covenants and restrictions that limit the French Subsidiary’s ability to incur additional indebtedness. The annual covenant is based on French statutory year-end results and the TVN French Subsidiary failed the 2016 covenant test primarily due to the Company’s plan to integrate TVN’s operations into other subsidiaries for tax planning and logistics purposes. In early 2017, the Company informed the financial institution of the 2016 covenant test results and was told by the financial institution to continue with the original payment schedule. The Company reported the entire loan balance with this financial institution under “Other debts and capital lease obligations, current” in the Condensed Consolidated Balance Sheets. The loan balance was approximately $0.4 million at both March 31, 2017 and December 31, 2016.

(3) The TVN French Subsidiary obtained advances under a credit line with BPI France against a pool of eligible receivables with recourse. The maximum advance under this credit line for receivables is €2 million (approximately $2.1 million as converted using the exchange rate at March 31, 2017), less applicable fees, and €200,000 (approximately $0.2 million as converted using the exchange rate at March 31, 2017) of cash is pledged for this program. This credit line was renewed in July 2016 for an additional year with no material change to the terms of the credit agreement. There was no balance outstanding to BPI France as of March 31, 2017.
Future minimum repayments

The table below shows the future minimum repayments of debts and capital lease obligations as of March 31, 2017 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2017 (remaining nine months)	$726	$5,704
2018	814	5,504
2019	65	6,356
2020	25	563
2021	—	459
Thereafter	—	353
Total	$1,630	$18,939

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the employee stock purchase plan and current active stock plans adopted in 1995 and 2002 as well as one stock plan in connection with an acquisition in 2010. See Note 13, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2016 Form 10-K for details pertaining to each plan.
The following table summarizes the Company’s stock option, restricted stock units (“RSUs”), performance-based stock awards (“PRSUs”) and market-based awards activities during the three months ended March 31, 2017 (in thousands, except per share amounts):

		Stock Options Outstanding		RSUs Outstanding*
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	3,912	5,019	$6.01	3,864	$4.26
Authorized	—	—	—	—	—
Granted	(3,181)	30	5.10	2,100	5.49
Options exercised	—	(81)	3.00	—	—
Shares released	—	—	—	(1,672)	3.93
Forfeited	748	(287)	6.41	(308)	4.24
Balance at March 31, 2017	1,479	4,681	$6.04	3,984	$5.05
* The preceding table includes PRSUs and market-based award activities during the three months ended March 31, 2017.
Performance-based awards (PRSUs)
In August 2016, the Company granted 898,533 shares of PRSUs to fund a portion of its 2016 incentive bonus payment obligations to its key executives and other eligible employees. From March 2017 through April 2017, the Company granted another 582,806 PRSUs to fund its first half 2017 incentive bonus payment obligations. The vesting of the PRSUs is based on the achievement of certain financial and non-financial operating goals of the Company and occurs within three to six months from the grant date. Each quarterly period, the Company estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense. If such performance goals are not probable of achieving, no compensation expense is recognized.
Market-based awards

In March 2017, the Company granted 319,500 RSUs to its key executives and certain eligible employees that would vest over a three-year period as part of its long-term incentive program. The vesting conditions of these awards are tied to the market value of the Company's common stock. The fair value of these shares was estimated using a Monte-Carlo simulation.

The following table summarizes information about stock options outstanding as of March 31, 2017 (in thousands, except per share amounts and terms):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	4,681	$6.04	3.9	$3,200
Exercisable	3,350	6.38	3.2	1,446
The intrinsic value of options vested and expected to vest and exercisable as of March 31, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 31, 2017. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The intrinsic value of options exercised during the three months ended March 31, 2017 was $0.2 million. The intrinsic value of options exercised during the three months ended April 1, 2016 was minimal.

The following table summarizes information about RSUs and PRSUs outstanding as of March 31, 2017 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	3,573	1.1	$21,260
The fair value of RSUs and PRSUs vested and expected to vest as of March 31, 2017 is calculated based on the fair value of the Company’s common stock as of March 31, 2017.
Employee Stock Purchase Plan (“ESPP”)
As of March 31, 2017, the number of shares of common stock available for issuance under the ESPP was 193,295. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period.
Retirement Benefit Plan
As part of the TVN acquisition the Company assumed obligations under defined benefit pension plan. The plan is unfunded and there are no contributions to the plan required by any laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below shows the components of net periodic benefit costs (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Service cost	$55	$23
Interest cost	16	10
Recognized net actuarial loss	1	—
Net periodic benefit cost included in operating loss	$72	$33
The present value of the Company’s pension obligation as of March 31, 2017 was $4.4 million, of which $35,000 was reported under “Accrued and other liabilities” and $4.4 million was reported under “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2016 was $4.3 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the three months ended March 31, 2017 and April 1, 2016 were $141,000 and $130,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Stock-based compensation in:
Cost of revenue	$445	$227
Research and development expense	977	969
Selling, general and administrative expense	1,829	1,898
Total stock-based compensation in operating expense	2,806	2,867
Total stock-based compensation	$3,251	$3,094
As of March 31, 2017, the Company had approximately $21.8 million of unrecognized stock-based compensation expense related to unvested stock options and awards that are expected to be recognized over a weighted-average period of approximately 1.6 years.
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

	Employee Stock Options
	Three months ended
	March 31, 2017	April 1, 2016
Expected term (years)	4.30	4.30
Volatility	42%	36%
Risk-free interest rate	1.8%	1.4%
Expected dividends	0.0%	0.0%

	ESPP Purchase Period Ending
	July 3, 2017	June 30, 2016
Expected term (years)	0.50	0.5
Volatility	63%	52%
Risk-free interest rate	0.8%	0.5%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.71	$1.17
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
Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures in the Company’s condensed consolidated statements of operations and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. Upon the adoption of the accounting standard update (ASU 2016-09, “Improvements to Employee Share-Based payments”) issued by FASB, effective January 1, 2017, the Company changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit).
The Company estimated the fair value of the market-based awards granted in March 2017 on the date of grant using a Monte Carlo simulation with the following assumptions: volatility 46.7%, risk-free interest rate 1.57% and dividend yield of 0%.
Total compensation cost recognized related to these market-based awards was approximately $47,000 for the three months ended March 31, 2017. As of March 31, 2017, $1.2 million of total unrecognized compensation cost related to these awards is expected to be recognized over a weighted-average period of approximately 1.06 years.

The weighted-average fair value per share of options granted was $1.85 and $0.97 for the three months ended March 31, 2017 and April 1, 2016, respectively. The fair value of all stock options vested during the three months ended March 31, 2017 and April 1, 2016 was $0.7 million and $0.9 million, respectively.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three months ended March 31, 2017 and April 1, 2016, respectively.

The aggregate fair value of RSUs and PRSUs issued during the three months ended March 31, 2017 and April 1, 2016 was $9.6 million and $6.6 million, respectively.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Loss before income taxes	$(24,259)	$(24,662)
(Benefit from) provision for income taxes	(232)	518
Effective income tax rate	1.0%	(2.1)%
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
The Company’s effective income tax rate of 1.0% for the three months ended March 31, 2017 was different from the U.S. federal statutory rate of 35%, primarily due to the Company’s geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, the Company was able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of the Company’s two subsidiaries in Israel. The merger was approved by the Israeli government during the three months ended March 31, 2017.
The Company's effective income tax rate of (2.1)% for the three months ended April 1, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For three months ended April 1, 2016, the discrete adjustments to the Company's tax expense were primarily the accrual of interest on uncertain tax positions and withholding taxes. In addition, the impairment charge of the Vislink investment in the three months ended April 1, 2016 received no tax benefit. (See Note 5, “Investments in Other Equity Securities” for additional information on Vislink).
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2013 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2016 tax years generally remain subject to examination by their respective tax authorities. In 2016, the U.S. Internal Revenue Service concluded its examination of the Company’s income tax return for the tax year 2012, which commenced in August 2015. In addition, a subsidiary of the Company was under audit for the 2012 and 2013 tax years, which commenced in 2015, by the Israel tax authority and concluded with no adjustment. If, upon the conclusion of an audit, the ultimate determination of taxes owed in the jurisdictions under audit is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
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
As of March 31, 2017, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately$19.9 million, of which $3.0 million would affect the Company’s effective tax rate if the benefits are eventually recognized. The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.5 million of gross interest and penalties accrued as of March 31, 2017. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of March 31, 2017, the Company anticipates that the balance of gross unrecognized tax benefits will remain substantially unchanged over the next 12 months.

In March 2016, the FASB issued an accounting standard update for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard eliminated the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital. It also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. The Company adopted this new accounting standard beginning in the first quarter of fiscal 2017 using a modified-retrospective transition method and recorded a cumulative effect of $4.6 million of additional gross deferred tax asset associated with shared-based payment and an offsetting valuation allowance of the same amount, therefore resulting in no net impact to the Company’s beginning retained earnings.

In October 2016, the FASB issued an accounting standard update which requires companies to recognize the income tax consequences of all intra-entity sales of assets other than inventory when they occur. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company early adopted this accounting standard update during the first quarter of fiscal 2017 on a modified retrospective approach and recorded a cumulative-effect adjustment of $1.4 million to the retained earnings as of January 1, 2017 (which reduced the accumulated deficit). Correspondingly, in the first quarter of fiscal 2017, the Company recognized an additional $1.1 million of net deferred tax assets, after netting with $2.1 million of valuation allowance, and write off the remaining $0.3 million of unamortized tax expenses deferred under the previous guidance to provision for income taxes in the first quarter of fiscal 2017.

NOTE 14: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	March 31, 2017	April 1, 2016
Numerator:
Net loss	$(24,027)	$(25,180)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	79,810	76,996
Net loss per share:
Basic and diluted	$(0.30)	$(0.33)
The diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2017 and April 1, 2016 because potential common shares are only considered when their effect would be dilutive. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Stock options	4,892	5,548
RSUs	2,707	1,772
Stock purchase rights under the ESPP	193	59
Warrants (1)	782	—
Total	8,574	7,379
(1) On September 26, 2016, in connection with the execution of a product supply agreement pursuant to which an affiliate of Comcast Corporation (together with Comcast Corporation, “Comcast”) may, in its sole discretion, purchase from the Company licenses to certain of the Company’s software products, the Company granted Comcast a warrant to purchase shares of its common stock. (See Note 15, “Warrants” for additional information).

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

NOTE 15: WARRANTS

On September 26, 2016, the Company issued Warrant to Comcast pursuant to which Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of the Company’s common stock subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of
$4.76. Comcast may exercise the Warrant for cash or on a net share basis. The Warrant expires on September 26, 2023 or the prior consummation of a change of control of the Company.

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

The $1.6 million value of the vested portion of the Warrant has been determined using the Black-Scholes option valuation model using the following assumptions: expected term of 7 years, volatility of 42%, risk-free interest rate of 1.4%, and expected dividends of 0.0%. The Warrant is considered indexed to the Company’s common stock and classified as stockholders’ equity based on its terms. Accordingly, the vested Warrant amount was included in “Additional paid-in capital” on the Company’s Condensed Consolidated Balance Sheet and will not be remeasured in the future periods.

The Warrant is considered an incentive for Comcast to purchase certain of the Company’s products. Therefore the value of the Warrant will be recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. The portion of the Warrant which vested on September 26, 2016 had a value of approximately $1.6 million and is deemed a customer incentive paid upfront and cumulatively, $0.9 million of this prepaid incentive has been recorded as a reduction to the Company’s net revenues from Comcast. The remaining $0.7 million of this prepaid incentive is reported as an asset under “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2017. The Company considers this asset to be recoverable based on the expectation of Comcast’s future purchase of the pertinent products. The asset will be assessed for impairment if no longer deemed recoverable.

NOTE 16: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Actuarial Loss	Total
Balance as of December 31, 2016	$(7,267)	$276	$(279)	$(7,270)
Other comprehensive income (loss) before reclassifications	889	(499)	—	390
Provision for income taxes	—	(2)	—	(2)
Balance as of March 31, 2017	$(6,378)	$(225)	$(279)	$(6,882)
The effects of amounts reclassified from AOCI into the Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Losses on cash flow hedges from foreign currency contracts:
Cost of revenue	$—	$(10)
Operating expenses	—	(68)
Total reclassifications from AOCI	$—	$(78)
As of March 31, 2017, there was no AOCI balance and no reclassifications from AOCI, as there were no cash flow hedge contracts outstanding at March 31, 2017 and December 31, 2016.
Common Stock Repurchases
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
The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Net revenue:
Video	$74,342	$65,008
Cable Edge	8,601	16,824
Total consolidated net revenue	$82,943	$81,832

Operating loss:
Video	$(5,836)	$(7,347)
Cable Edge	(6,080)	(1,853)
Total segment operating loss	(11,916)	(9,200)
Unallocated corporate expenses	(3,922)	(5,679)
Stock-based compensation	(3,251)	(3,094)
Amortization of intangibles	(2,069)	(2,783)
Loss from operations	(21,158)	(20,756)
Non-operating expense, net	(3,101)	(3,906)
Loss before income taxes	$(24,259)	$(24,662)

NOTE 18: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of March 31, 2017 are as follows (in thousands):

Years ending December 31,
2017 (remaining nine months)	$9,899
2018	12,624
2019	10,817
2020	7,474
2021	2,067
Thereafter	8,054
Total	$50,935
Warranties
The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of warranty claims. Activity for the Company’s warranty accrual, which is included in accrued and other current liabilities, is summarized below (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Balance at beginning of period	$4,862	$3,913
Balance assumed from TVN acquisition	—	1,012
Accrual for current period warranties	1,218	1,259
Warranty costs incurred	(1,495)	(1,218)
Balance at end of period	$4,585	$4,966
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $27.3 million of non-cancelable commitment to purchase inventories and other commitments as of March 31, 2017.
Standby Letters of Credit and Guarantees
The Company’s financial guarantees consisted of standby letters of credit and bank guarantees. As of March 31, 2017, the Company had $0.7 million of standby letters of credit outstanding primarily related to its credit card facility in Switzerland and, to a lesser extent, performance bond and state requirements imposed on employers. In addition, the Company had $2.0 million of bank guarantees outstanding as of March 31, 2017, of which $1.3 million was related to a building lease for the TVN French Subsidiary, $0.4 million was related to the building leases in Israel, and the remaining amount was mostly related to performance bonds issued to customers of the TVN French Subsidiary.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the Board) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through March 31, 2017.

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
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, the Company filed its response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. The court conducted a supplemental claim construction hearing on May 27, 2016 and issued a claim construction order on June 29, 2016. On June 17, 2016, Harmonic filed requests for ex parte reexaminations for the ’808 and ’309 patents with the United States Patent and Trademark Office (“USPTO”).  The USPTO ordered reexamination of both the ’309 and ’808 patents in August 2016. A status conference was held with the District Court on February 23, 2017. On April 10, 2017, the USPTO issued a final office action rejecting the challenged claims of the ’309 patent and affirming all claims of the ’808 patent.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Harmonic,” “Company,” “we,” “us,” “its,” and “our,” as used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), refer to Harmonic, Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	expectations regarding the impact of our TVN acquisition;

•	expectations regarding the change in TVN’s business model;

•	expectations regarding the impact of the Warrant issued to Comcast on our business;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;

•	expectations and estimates related to goodwill and intangible assets and their associated carrying value;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 47 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three months ended March 31, 2017 accounted for approximately 26% of our net revenue, compared to 40% for the corresponding period in 2016. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. In the three months ended March 31, 2017, no customer accounted for more than 10% of our net revenue. In the three months ended April 1, 2016, Time Warner Cable accounted for more than 13% of our net revenue. No other customers accounted for more than 10% of our net revenue in those periods in 2017 and 2016. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue increased $1.1 million, or 1%, in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily due to a $9.3 million increase in our Video segment revenue, offset in part by a $8.2 million decrease in our Cable Edge segment revenue. The increase in our Video segment revenue was primarily due to the acquisition of TVN and the decrease in our Cable Edge segment revenue was principally related to a technology transition in the industry from legacy EdgeQAM consumption used to deliver broadcast Pay-TV services to a new architecture that is capable of delivering converged video and IP data services.
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
To support our Cable Edge strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast the Warrant to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based CCAP systems. Pursuant to the Warrant, Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. Comcast’s right to purchase 781,617 shares under the Warrant was vested as of the issuance date as an incentive to enter into the software license product supply agreement with us. Comcast’s rights to purchase an additional 1,954,042 shares vest upon achievement of milestones that occur upon or prior to Comcast’s election for enterprise license pricing for certain of our software products. Such pricing would obligate Comcast to make certain total payments to us over the term of the product supply agreement. Comcast’s rights to purchase an additional 1,172,425 shares vest when Comcast exceeds specified cumulative purchase amounts from us under the product supply agreement. Comcast’s rights to purchase the remaining 3,908,081 shares vest in specified tranches at the earlier of Comcast’s enterprise license pricing election (if completed by a certain date) or achievement of specified cumulative purchase amounts from us. Because the Warrant is considered an incentive for Comcast to purchase certain of the Company’s products, the value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 15, “Warrants,” of the Notes to our Condensed Consolidated Financial Statements for additional information).
As a result of the continued uncertainty regarding the timing of our customers’ investment decisions, we implemented restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing an extensive Company-wide expense control program. (See Note 10, “Restructuring and Related Charges” of the Notes to our Consolidated Financial Statements for additional information).
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

Our critical accounting policies, judgements and estimates are disclosed in in our 2016 Annual Report on Form 10-K, as filed with the SEC.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see
Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three months ended March 31, 2017 and April 1, 2016 (in thousands, except percentages):

	Three months ended
	March 31, 2017	April 1, 2016	Q1 FY17 vs Q1 FY16
Segment:
Video	$74,342	$65,008	$9,334	14%
Cable Edge	8,601	16,824	(8,223)	(49)%
Total net revenue	$82,943	$81,832	$1,111	1%

Segment revenue as a % of total net revenue:
Video	90%	79%
Cable Edge	10%	21%
The following table presents the breakdown of revenue by geographical region for the three months ended March 31, 2017 and April 1, 2016 (in thousands, except percentages):

	Three months ended
	March 31, 2017	April 1, 2016	Q1 FY17 vs Q1 FY16
Geography:
Americas	$37,906	$48,977	$(11,071)	(23)%
EMEA	25,439	19,855	5,584	28%
APAC	19,598	13,000	6,598	51%
Total net revenue	$82,943	$81,832	$1,111	1%

Regional revenue as a % of total net revenue:
Americas	46%	60%
EMEA	31%	24%
APAC	23%	16%

Our Video segment net revenue increased 14% in the three months ended March 31, 2017, compared to the corresponding period in 2016. This increase was attributable to an $8.0 million increase in video service revenue and a $1.3 million increase in video product revenue, and such increases were primarily due to our acquisition of TVN and improved demand from our service provider customers for video distribution infrastructure in the APAC and EMEA regions and improved demand from our broadcast and media customers in the APAC region. While demand for video infrastructure from our customers in the APAC and EMEA regions improved, overall demand trends, particularly among service providers in the Americas, were impacted due to several significant ongoing technology transitions and evolving Pay-TV business models.
Our Cable Edge segment net revenue decreased 49%, in the three months ended March 31, 2017, compared to the corresponding periods in 2016. The decrease was primarily due to lower product revenue in the Americas, and to a lesser extent in the APAC region. This decline was led by a decrease in demand for legacy EdgeQAM technologies as some of our customers are deferring purchases as they plan migration to next generation DOCSIS 3.1 technologies and CCAP architectures. Several of our cable customers have started planning for the transition from DOCSIS 3.0 to DOCSIS 3.1 technologies, which will improve high speed data services and enable our customers’ networks to adopt new CCAP architectures. We began shipping DOCSIS 3.1 technologies and the CCAP architecture in the fourth quarter of 2016 with the recent introduction of our next-generation CableOS system.
Net revenue in the Americas decreased 23% in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily due to the pending transition to new DOCSIS 3.1 technologies, and to a less extent softer demand for our Video products from both our service provider and broadcast and media customers.
EMEA net revenue increased 28% in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily due to improved service provider video product and service revenue and to a less extent revenue for our new DOCSIS CableOS system. This improvement was partially offset by a decline in broadcast and media revenue.
APAC net revenue increased 51% in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily due to improved service provider and broadcast and media revenue for video infrastructure products and services. This increase was partially offset by a decline in Cable Edge revenue due to soft demand for legacy EdgeQAM technologies.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three months ended March 31, 2017 and April 1, 2016 (in thousands, except percentages):

	Three months ended
	March 31, 2017	April 1, 2016	Q1 FY17 vs Q1 FY16
Gross profit	$40,408	$40,654	$(246)	(1)%
As a percentage of net revenue (“gross margin”)	48.7%	49.7%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.
Gross margin decreased 1% in the three months ended March 31, 2017, compared to the corresponding period in 2016. The decrease in gross margin was primarily due to the 49% decrease in Cable Edge segment revenue and the increase in amortization related to intangibles acquired from TVN. These unfavorable margin impacts were offset in part by increased service and support revenue in the three months ended March 31, 2017, compared to the corresponding period in 2016.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three months ended March 31, 2017 and April 1, 2016 (in thousands, except percentages):

	Three months ended
	March 31, 2017	April 1, 2016	Q1 FY17 vs Q1 FY16
Research and development	$24,882	$23,563	$1,319	6%
As a percentage of net revenue	30.0%	28.8%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in the three months ended March 31, 2017 increased 6%, compared to the corresponding period in 2016, primarily due to the inclusion of two more months of post-acquisition TVN research and development expenses in the three months ended March 31, 2017, as well as higher engineering expenses for CableOS product development. Such increases were offset in part by $2.0 million in reimbursements of engineering spending by one of our large customers and an approximately $0.8 million increase in R&D tax credits in the three months ended March 31, 2017 compared to the same period in 2016.
Our TVN French Subsidiary participates in the French CIR program which allows companies to monetize eligible research expenses. We recognize R&D tax credits receivable from the French government for spending on innovative research and development as an offset to research and development expenses.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three months ended March 31, 2017 and April 1, 2016 (in thousands, except percentages):

	Three months ended
	March 31, 2017	April 1, 2016	Q1 FY17 vs Q1 FY16
Selling, general and administrative	$34,631	$32,870	$1,761	5%
As a percentage of net revenue	41.8%	40.2%

Selling, general and administrative expenses in the three months ended March 31, 2017 increased 5%, compared to the corresponding period in 2016, primarily due to the inclusion of two more months of post-acquisition TVN selling, general and administrative expenses in the three months ended March 31, 2017. The increase was offset in part by lower TVN acquisition- and integration- related expenses in the three months ended March 31, 2017, compared to the corresponding period in 2016.

Segment Operating Loss
The following table presents a breakdown of operating loss by segment for the three months ended March 31, 2017 and April 1, 2016 (in thousands, except percentages):

	Three months ended
	March 31, 2017	April 1, 2016	Q1 FY17 vs Q1 FY16
Video	$(5,836)	$(7,347)	$1,511	(21)%
Cable Edge	(6,080)	(1,853)	(4,227)	228%
Total segment operating loss	$(11,916)	$(9,200)	$(2,716)	30%

Segment operating loss as a % of segment revenue:
Video	(7.9)%	(11.3)%
Cable Edge	(70.7)%	(11.0)%
Video segment operating margin improved from (11.3)% in the three months ended April 1, 2016 to (7.9)% in the three months ended March 31, 2017 primarily driven by a 14% increase in Video segment revenue, partially offset by unfavorable product mix and higher headcount-related and facilities costs due to the TVN acquisition.
Cable Edge segment operating margin decreased from (11.0)% to (70.7)% in the three months ended March 31, 2017, compared with the corresponding period in 2016, primarily due to a 49% decrease in Cable Edge segment revenue and higher research and development expenses for CableOS development.
The following table presents a reconciliation of total segment operating loss to consolidated loss before income taxes (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Total segment operating loss	$(11,916)	$(9,200)
Unallocated corporate expenses	(3,922)	(5,679)
Stock-based compensation	(3,251)	(3,094)
Amortization of intangibles	(2,069)	(2,783)
Loss from operations	(21,158)	(20,756)
Non-operating expense, net	(3,101)	(3,906)
Loss before income taxes	$(24,259)	$(24,662)
Unallocated Corporate Expenses
We do not allocate amortization of intangibles, stock-based compensation, restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three months ended March 31, 2017 and April 1, 2016 (in thousands, except percentages):

	Three months ended
	March 31, 2017	April 1, 2016	Q1 FY17 vs Q1 FY16
Amortization of intangibles	$774	$2,365	$(1,591)	(67)%
As a percentage of net revenue	0.9%	2.9%
The decrease in amortization of intangibles expense in the three months ended March 31, 2017, compared to the corresponding period in 2016, was primarily due to certain purchased tangible assets from prior business acquisition becoming fully amortized.

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
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Restructuring and related charges in:
Product cost of revenue	$508	$(29)
Operating expenses-Restructuring and related charges	1,279	2,612
Total restructuring and related charges	$1,787	$2,583
Harmonic 2016 Restructuring
In the first quarter of 2016, we implemented a new restructuring plan to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits and exiting certain operating facilities and disposing of excess assets. In the second quarter of 2016, as part of our Harmonic 2016 Restructuring Plan, we also initiated the TVN VDP to streamline the organization of our TVN French Subsidiary.

In 2016, we recorded an aggregate of $20.0 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, of which $2.2 million is primarily related to our exiting from an excess facility at our U.S. headquarters and the remaining $17.8 million is related to severance and benefits for the termination of 118 employees worldwide, including 83 employees in France who participated in the TVN VDP. (See details of TVN VDP described below). Additionally, the restructuring and related charges under the Harmonic 2016 Restructuring Plan were partially offset by approximately $2.0 million of gain from TVN pension curtailment. For the employees who participated in the TVN VDP, their pension benefit is funded by the TVN VDP and as a result, the TVN defined benefit pension plan was remeasured at December 31, 2016, which resulted in a non-cash curtailment gain. This gain was recorded as an offset to restructuring and related costs in 2016.

We also incurred $16.9 million of TVN acquisition- and integration-related expenses in 2016 and another $2.2 million in the three months ended March 31, 2017. We expect to continue to have some TVN integration-related costs in 2017 primarily outside legal and advisory fees relating to the re-organization of TVN’s legal entities (See Note 3, “Business Acquisition,” for additional information on TVN acquisition-and integration-related expenses).
In the three months ended March 31, 2017, we recorded $1.8 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, consisting of $1.1 million TVN VDP charges as well as $0.7 million of severance and benefits for the termination of seven employees worldwide.
TVN VDP

During 2016, we consulted and worked with the works council for the TVN French Subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. A total of 83 employees applied for the TVN VDP and were duly approved by us in the fourth quarter of 2016. The total TVN VDP costs, including severance, certain benefits and taxes, as well as administration costs, is estimated at approximately $15.3 million, in aggregate, at the inception of the plan and will be paid over a period of four years, based on the TVN VDP terms agreed with each employee. The total final payout to the employees may be different from the initial estimates depending on the final social charges imputed on each employee’s total income and benefits received. We do not expect the final payout to be materially different from the initial estimates. The fair value of the total TVN VDP liability at inception is estimated to be approximately $14.8 million.
We account for these special termination benefits in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated. Out of the 83 employees who applied for TVN VDP, 11 of them are required to work beyond the minimum statutory notice period into 2017. Based on the application of the accounting guidance, we recorded a charge of $13.1 million and $1.1 million for TVN VDP costs in fourth quarter of 2016 and the first quarter of 2017, respectively. Cumulatively, we had paid $7.1 million of TVN VDP costs and the TVN VDP liability balance at March 31, 2017 was $7.2 million.
The table below shows the estimated future payments for TVN VDP as of March 31, 2017 (in thousands):

Years ending December 31,
2017 (remaining nine months)	$3,426
2018	3,023
2019	1,494
2020	692
Total	$8,635

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

Interest Expense, Net
Interest expense, net was $2.6 million and $2.4 million, for the three months ended March 31, 2017 and April 1, 2016, respectively. Interest expense, net increased in the three months ended March 31, 2017 primarily due to increased amortization of discount for the Notes issued in December 2015.

Other Expense, Net
Other expense, net was $(0.5) million and $9,000, for the three months ended March 31, 2017 and April 1, 2016, respectively. Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekels. The increase in other expense, net in the three months ended March 31, 2017 was primarily related to unfavorable foreign exchange impact resulting from the volatility of the Euro against the U.S. dollars on the inter-company balances between the TVN entities.

To mitigate the volatility related to fluctuations in foreign exchange rates, we may enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 3 of this Quarterly Report on Form 10-Q for additional information.

Loss on Impairment of Long-term Investment
In 2016, the stock price of Vislink, our equity investment which trades on the AIM exchange, continued to be below its cost basis for several months. Based on our assessment, we recorded a $1.5 million and $1.2 million impairment charges in the first and third quarter of 2016, respectively, reflecting the new reduced cost basis of the Vislink investment at September 30, 2016. As of December 31, 2016, Vislink’s stock price increased approximately 67% from the stock price as of September 30, 2016.

On February 3, 2017, Vislink (from thereon, referred to as Pebble Beach Systems) completed the disposal of its hardware division and changed its name to Pebble Beach Systems. On February 6, 2017, Pebble Beach Systems announced its financial results for fiscal 2016 which showed a significant increase in operating loss. As of March 31, 2017, Pebble Beach System’s stock price had declined 67% from the stock price as of December 31, 2016 and Pebble Beach System is currently seeking alternatives to maximize value of its shareholders, which could include a sale of the company. Since the decline in Vislink’s stock price from December 31, 2016 has been for a period of less than three months, we determined that the decline in the fair value of Pebble Beach Systems’ investment is not considered permanent yet and as a result, the $0.5 million loss in Vislink’s investment in the first quarter of 2017 was recorded to other comprehensive loss. Our remaining maximum exposure to loss from the Pebble Beach Systems’ investment at March 31, 2017 was limited to its reduced investment cost of $0.3 million.

Income Taxes
The following table presents the provision for income taxes and the effective income tax rate for the three months ended March 31, 2017 and April 1, 2016 (in thousands, except percentages):

	Three months ended
	March 31, 2017	April 1, 2016	Q1 FY17 vs Q1 FY16
(Benefit from) provision for income taxes	$(232)	$518	$(750)	(145)%
Effective income tax rate	1.0%	(2.1)%
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.

Our effective income tax rate of 1.0% for the three months ended March 31, 2017 was different from the U.S. federal statutory rate of 35%, primarily due to our geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, we were able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of our two subsidiaries in Israel. The merger was approved by the Israeli government during the three months ended March 31, 2017.
Our effective income tax rate of (2.1)% for the three months ended April 1, 2016 was different from U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For three months ended April 1, 2016, the discrete adjustments to our tax expense were primarily the accrual of interest on uncertain tax positions and withholding taxes. In addition, the impairment charge of the Vislink investment in the three months ended April 1, 2016 received no tax benefit. (See Note 5, “Investments in Other Equity Securities” for additional information on Vislink).

Liquidity and Capital Resources
As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $55.3 million, net accounts receivable of $69.8 million and borrowings from the capital markets as well as financing from French government agencies. We assumed certain debts as a result of the TVN acquisition which were primarily related to long-term financing arrangements with French government agencies, and to a lesser extent, financing obtained from other financing institutions and the aggregate balances of these debts was $20.6 million as of March 31, 2017. Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses and TVN acquisition- and integration-related expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $55.3 million at March 31, 2017 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

As of March 31, 2017, $34.0 million of the cash and cash equivalents balance was held in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations, to the extent such funds are indefinitely reinvested foreign earnings, are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

In December 2015, we issued $128.25 million aggregate principal amount of the Notes. We incurred approximately $4.1 million of debt issuance cost. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2016 and mature on December 1, 2020. Concurrent with the issuance of the Notes, we used $49.9 million of the net proceeds from the Notes to repurchase 11.1 million shares of our common stock. The remaining net proceeds from the Notes were used to fund our acquisition of TVN, which was completed on February 29, 2016.
The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended
	March 31, 2017	April 1, 2016
Net cash provided by (used in):
Operating activities	$(3,096)	$(5,408)
Investing activities	3,681	(64,802)
Financing activities	(1,222)	685
Effect of foreign exchange rate changes on cash	294	330
Net decrease in cash and cash equivalents	$(343)	$(69,195)
Operating Activities
Net cash used in operations decreased $2.3 million in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily due to more cash being generated from net working capital, as well as a $0.5 million decrease in net loss, after adjustments for non-cash items.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, income tax reserves adjustments, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $68.5 million in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily due to the $69.5 million net cash paid for the TVN acquisition in the first quarter of 2016.
Financing Activities
Net cash used in financing activities increased $1.9 million in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily due to higher payment of tax withholding obligations related to net share settlements of restricted stock in the first quarter of 2017.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of March 31, 2017 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2017 (remaining nine months)	2018 and 2019	2020 and 2021	Thereafter
Convertible debt	$128,250	$—	$—	$128,250	$—
Interest on convertible debt	20,520	5,130	10,260	5,130	—
Other debts	18,939	5,704	11,860	1,022	353
Capital Lease	1,630	726	879	25	—
Operating leases	50,935	9,899	23,441	9,541	8,054
Purchase commitments	27,291	24,644	2,647	—	—
Total contractual obligations	$247,565	$46,103	$49,087	$143,968	$8,407
Other commercial commitments:
Standby letters of credit	$722	$524	$198	$—	$—
Total commercial commitments	$722	$524	$198	$—	$—

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2017.

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
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 95% of our consolidated net revenue in the three months ended March 31, 2017, recorded net billings denominated in foreign currencies of approximately 20% of their net billings in the first three months of 2017, compared to 10% in the corresponding period in 2016. The increase was primarily due to the acquisition of TVN which increased our foreign customer base. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekels.
We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.

Derivatives Designated as Hedging Instruments (Cash Flow Hedges)

Our cash flow hedges consisted of foreign currency forward currency contracts to hedge forecasted operating expenses and service costs related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for our subsidiaries in Israel. These ILS forward contracts mature generally within 12 months. There were no outstanding foreign currency forward contracts under cash flow hedges at March 31, 2017 or December 31, 2016.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Purchase	$9,577	$4,056
Sell	$11,771	$11,157

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable investment securities; and outstanding debt arrangements with variable rate interests.
As of March 31, 2017, our cash and cash equivalents totaled $55.3 million. We had $6.9 million of short-term investments at December 31, 2016 and these investments were sold during the first quarter of 2017. We had no short-term investments as of March 31, 2017.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at March 31, 2017 was $20.6 million, of which $1.6 million relates to obligations under capital leases with fixed interest rates. The remaining $19.0 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years; expiring from 2017 through 2023. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 11, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information). As of March 31, 2017, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by less than $0.3 million annually.
As of March 31, 2017, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. With effect from January 1, 2017, TVN is fully integrated into our overall internal control over financial reporting process. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that our Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of us, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, we filed our response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. The court conducted a supplemental claim construction hearing on May 27, 2016 and issued a claim construction order on June 29, 2016. On June 17, 2016, we filed requests for ex parte reexaminations for the ’808 and ’309 patents with the United States Patent and Trademark Office (“USPTO”).  The USPTO ordered reexamination of both the ’309 and ’808 patents in August 2016. A status conference was held with the District Court on February 23, 2017. On April 10, 2017, the USPTO issued a final office action rejecting the challenged claims of the ’309 patent and affirming all claims of the ’808 patent.

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

Revenue derived from customers outside of the U.S. for the three months ended March 31, 2017 and April 1, 2016 represented approximately 65% and 49% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top 10 customers in the three months ended March 31, 2017 and April 1, 2016 accounted for approximately 26% and 40% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the three months ended March 31, 2017, no customer accounted for more than 10% of our net revenue. In the three months April 1, 2016, revenue from Time Warner Cable accounted for approximately 13% of our revenue, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not increase its adoption of our technologies or purchases of our products in connection with the Warrant we issued to them in September 2016, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of March 31, 2017, we had approximately $237.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of March 31, 2017, we had 846 employees in our international operations, representing approximately 62% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of March 31, 2017, we maintained facilities in Israel with a total of 182 employees, or approximately 13% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Edge business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines, and in the past have sold product lines. Any such divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

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

• perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

• if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

Our failure to adequately protect our proprietary rights and data may adversely affect us.

At March 31, 2017, we held 73 issued U.S. patents and 44 issued foreign patents, and had 80 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash of approximately $55.3 million at March 31, 2017 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Topic 606, as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption as early as the first quarter of 2017, the effective date of the new revenue standard is our first quarter of 2018. We do not plan to early adopt, and accordingly, we will adopt the new standard effective January 1, 2018. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We currently plan to adopt using the modified retrospective approach; however, a final decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While we continue to assess the potential impacts, under the new standards there is the potential for significant impacts to the accounting for software licenses with undelivered features and professional services revenue with acceptances, and contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of license revenue and other revenue sources, our operating results could be significantly affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our stock repurchase program expired on December 31, 2016. Further repurchases would require authorization from the Board.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and April 1, 2016 (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and April 1, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and April 1, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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
Date: May 8, 2017