Form 10-Q
period 2017-06-30
HARMONIC INC
filed 2017-08-08
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 31, 2017 was 81,272,292.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$52,885	$55,635
Short-term investments	—	6,923
Accounts receivable, net	60,427	86,765
Inventories	35,130	41,193
Prepaid expenses and other current assets	24,318	26,319
Total current assets	172,760	216,835
Property and equipment, net	31,624	32,164
Goodwill	240,570	237,279
Intangibles, net	25,317	29,231
Other long-term assets	37,745	38,560
Total assets	$508,016	$554,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$7,130	$7,275
Accounts payable	31,322	28,892
Income taxes payable	1,349	1,166
Deferred revenue	55,165	52,414
Accrued and other current liabilities	50,272	55,150
Total current liabilities	145,238	144,897
Convertible notes, long-term	105,935	103,259
Other debts and capital lease obligations, long-term	9,292	13,915
Income taxes payable, long-term	2,996	2,926
Deferred tax liabilities, long-term	258	—
Other non-current liabilities	16,716	18,431
Total liabilities	280,435	283,428
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 80,669 and 78,456 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	81	78
Additional paid-in capital	2,260,886	2,254,055
Accumulated deficit	(2,030,384)	(1,976,222)
Accumulated other comprehensive loss	(3,002)	(7,270)
Total stockholders’ equity	227,581	270,641
Total liabilities and stockholders’ equity	$508,016	$554,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue:
Product	$50,190	$77,413	$100,594	$135,057
Services	32,125	32,158	64,664	56,346
Total net revenue	82,315	109,571	165,258	191,403
Cost of revenue:
Product	32,005	44,049	58,107	71,238
Services	16,495	14,482	32,928	28,471
Total cost of revenue	48,500	58,531	91,035	99,709
Total gross profit	33,815	51,040	74,223	91,694
Operating expenses:
Research and development	27,055	26,507	51,937	50,070
Selling, general and administrative	32,625	36,516	67,256	69,386
Amortization of intangibles	780	4,232	1,554	6,597
Restructuring and related charges	777	1,903	2,056	4,515
Total operating expenses	61,237	69,158	122,803	130,568
Loss from operations	(27,422)	(18,118)	(48,580)	(38,874)
Interest expense, net	(2,680)	(2,651)	(5,270)	(5,072)
Other (expense) income, net	(819)	332	(1,330)	323
Loss on impairment of long-term investment	—	—	—	(1,476)
Loss before income taxes	(30,921)	(20,437)	(55,180)	(45,099)
Provision for income taxes	579	242	347	760
Net loss	$(31,500)	$(20,679)	$(55,527)	$(45,859)

Net loss per share:
Basic and diluted	$(0.39)	$(0.27)	$(0.69)	$(0.59)
Shares used in per share calculation:
Basic and diluted	80,590	77,342	80,203	77,168
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net loss	$(31,500)	$(20,679)	$(55,527)	$(45,859)
Other comprehensive income (loss) before tax:
Change in unrealized gain (loss) on cash flow hedges:
Unrealized (loss) gain arising during the period	—	(165)	—	158
Loss reclassified into earnings	—	22	—	100
	—	(143)	—	258
Change in unrealized gain (loss) on available-for-sale securities:
Unrealized (loss) gain arising during the period	(114)	(49)	(613)	30
Loss reclassified into earnings	—	—	—	1,476
	(114)	(49)	(613)	1,506
Change in foreign currency translation adjustments	3,994	(2,611)	4,883	(677)
Other comprehensive income (loss) before tax	3,880	(2,803)	4,270	1,087
Less: Provision for (benefit from) income taxes	—	5	2	23
Other comprehensive income (loss), net of tax	3,880	(2,808)	4,268	1,064
Total comprehensive loss	$(27,620)	$(23,487)	$(51,259)	$(44,795)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net loss	$(55,527)	$(45,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	4,144	8,322
Depreciation	7,139	7,737
Stock-based compensation	7,387	5,862
Amortization of discount on convertible debt and issuance cost	2,676	2,417
Restructuring, asset impairment and loss on retirement of fixed assets	228	1,687
Amortization of non-cash warrant	416	—
Loss on impairment of long-term investment	—	1,476
Deferred income taxes, net	(38)	38
Provision for excess and obsolete inventories	5,094	5,203
Allowance for doubtful accounts and returns	3,274	697
Other non-cash adjustments, net	189	144
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	23,479	(16,000)
Inventories	2,912	3,158
Prepaid expenses and other assets	5,933	(4,148)
Accounts payable	1,434	2,168
Deferred revenue	1,308	25,956
Income taxes payable	228	(122)
Accrued and other liabilities	(7,662)	(7,029)
Net cash provided by (used in) operating activities	2,614	(8,293)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(72,989)
Proceeds from maturities of investments	3,106	12,842
Proceeds from sales of investments	3,792	—
Purchases of property and equipment	(5,943)	(7,708)
Net cash provided by (used in) investing activities	955	(67,855)
Cash flows from financing activities:
Payment of convertible debt issuance costs	—	(582)
Proceeds from other debts and capital leases	164	5,972
Repayment of other debts and capital leases	(6,650)	(6,524)
Proceeds from common stock issued to employees	2,117	3,737
Payment of tax withholding obligations related to net share settlements of restricted stock units	(2,726)	(1,034)
Net cash (used in) provided by financing activities	(7,095)	1,569
Effect of exchange rate changes on cash and cash equivalents	776	(95)
Net decrease in cash and cash equivalents	(2,750)	(74,674)
Cash and cash equivalents at beginning of period	55,635	126,190
Cash and cash equivalents at end of period	$52,885	$51,516

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
On February 29, 2016, the Company completed the acquisition of Thomson Video Networks (“TVN”). TVN is now a part of the Company’s Video segment and its results of operations are included in the Company’s Condensed Consolidated Statements of Operations beginning March 1, 2016. During the fourth quarter of 2016, the Company completed the accounting for this business combination.

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
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2016 Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2017 other than those disclosed in Note 2, “Standards Implemented”.

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

As part of the Company’s preliminary evaluation, it has also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (“TRG”) from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result of this new guidance, the Company is currently assessing if it will need to capitalize any costs of obtaining the contract, including additional sales commissions. Under the Company’s current accounting policy, it expenses the commission costs immediately as incurred.

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

In January 2017, the FASB issued an accounting standard update to simplify the test for goodwill impairment. It removes Step 2 of the goodwill impairment test and requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

In May 2017, the FASB issued a new accounting standard to clarify when to account for a change to the terms or conditions for a share-based payment award as a modification. It requires modification accounting only if the fair value, the vesting condition or the classification of the award changes as a result of the change in terms or conditions. This new standard will be effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

In March 2016, the FASB issued an accounting standard update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The Company adopted this accounting standard update beginning in the first quarter of fiscal 2017 and the adoption did not have any impact on its consolidated financial statements.

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

In January 2017, the FASB issued an accounting standard update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The guidance will be effective for the Company beginning in the first quarter of fiscal 2018 on a prospective basis, and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Acquisition- and integration-related expenses

As a result of the TVN acquisition, the Company incurred acquisition-and integration-related expenses and the amounts are summarized in the table below (in thousands):

	Acquisition-related		Integration-related
	Three months ended	Six months ended	Three months ended		Six months ended
	July 1, 2016		June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Product cost of revenue	$—	$—	$—	$433	$342	$491
Research and development	—	—	—	500	7	550
Selling, general and administrative	885	3,321	467	1,585	2,268	2,137
Total acquisition- and integration-related expenses	$885	$3,321	$467	$2,518	$2,617	$3,178

These costs consisted of acquisition-related costs which include outside legal, accounting and other professional services as well as integration-related costs which include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. These costs are expensed as incurred. The Company expects to continue to have some TVN integration-related costs throughout the remainder of 2017, primarily outside legal and advisory fees relating to re-organization of TVN’s legal entities.

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of TVN had occurred on January 1, 2015, the beginning of the comparable prior annual period. The unaudited pro forma combined results are provided for illustrative purpose only and are not indicative of the Company’s actual consolidation results.

The pro forma adjustments primarily relate to the amortization of acquired intangibles and interest expense related to financing arrangements. In addition, the unaudited pro forma net loss for the three and six months ended July 1, 2016 was adjusted to exclude $6.5 million of acquisition- and integration- related expenses, respectively. These adjustments exclude the income tax impact.

Six months ended
July 1, 2016
(in millions, except per share amounts)
Net revenue	$200.1
Net loss	(40.3)
Net loss per share-basic and diluted	$(0.52)

NOTE 4: SHORT-TERM INVESTMENTS
As of June 30, 2017, the Company has no short-term investments. The following table summarizes the Company’s short-term investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Corporate bonds	$6,928	$—	$(5)	$6,923
Total short-term investments	$6,928	$—	$(5)	$6,923
The Company’s short-term investments as of December 31, 2016 had maturities of less than one year. These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheets as they were available for current operations. Realized gains and losses from the sale of investments were not material for the three and six months ended June 30, 2017 and July 1, 2016.
The Company’s investments in equity securities of other privately and publicly held companies were $3.8 million and $4.4 million as of June 30, 2017 and December 31, 2016, respectively, and such investments were considered as long-term investments and were included in “Other long-term assets” in the Condensed Consolidated Balance Sheet. (See Note 5, “Investments in Other Equity Securities” for additional information).

NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other long-term assets” in the Condensed Consolidated Balance Sheet.

In 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange in London, for $3.3 million. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $0.2 million and $0.8 million at June 30, 2017 and December 31, 2016, respectively. Vislink’s accumulated unrealized (loss) gain, net of taxes was $(0.3) million and $0.3 million at June 30, 2017 and December 31, 2016, respectively.

Beginning in late 2015 and continuing through 2016, Vislink’s stock price was below the Company’s cost basis for a prolonged period of time and based on the Company’s assessment, impairment charges of $1.5 million and $1.2 million for Vislink were recorded in the first and third quarter of 2016, respectively, reflecting the new reduced cost basis of the Vislink investment at September 30, 2016. As of December 31, 2016, Vislink’s stock price increased approximately 67% from the stock price as of September 30, 2016.

On February 3, 2017, Vislink (from thereon, referred to as Pebble Beach Systems) completed their disposal of its hardware division and changed its name to Pebble Beach Systems. On February 6, 2017, Pebble Beach Systems announced its financial results for fiscal 2016 which showed a significant increase in operating losses. As of June 30, 2017, Pebble Beach Systems’ stock price had declined 83% from the stock price as of December 31, 2016 and Pebble Beach System is currently seeking alternatives to maximize value for its shareholders, which could include a sale of the company. In view of Pebble Beach Systems’ potential sale opportunity, the Company determined that the decline in the fair value of Pebble Beach Systems’ investment is not considered permanent yet, and as a result, the $0.1 million loss in Vislink’s investment in the second quarter of 2017 was recorded to other comprehensive loss. The Company’s remaining maximum exposure to loss from the Pebble Beach Systems’ investment at June 30, 2017 was approximately $0.5 million, consisting of the carrying value of $0.2 million and the accumulated unrealized loss of $(0.3) million.

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

The Company determined that there were no indicators existing at June 30, 2017 that would indicate that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at June 30, 2017 was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

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

Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company’s balance sheet hedges consist of foreign currency forward contracts, mature generally within three months, are carried at fair value and are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Condensed Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Accumulated Other Comprehensive Loss (“AOCI”) and Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended		Six months ended
	Financial Statement Location	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Derivatives designated as hedging instruments:
Loss in AOCI on derivatives (effective portion)	AOCI	$—	$(165)	$—	$158
Loss reclassified from AOCI into income (effective portion)	Cost of Revenue	$—	$(3)	$—	$(13)
	Operating Expense	—	(19)	—	(87)
	Total	$—	$(22)	$—	$(100)
Losses recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other expense, net	$—	$(22)	$—	$(49)
Derivatives not designated as hedging instruments:
Loss recognized in income	Other expense, net	$(53)	$(50)	$(185)	$(334)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Purchase	$9,911	$4,056
Sell	$5,970	$11,157
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$118	$54	Accrued Liabilities	$64	$40
Total derivatives		$118	$54		$64	$40
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of June 30, 2017, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$118	—	$118	$(11)	—	$107
Derivative Liabilities	$64	—	$64	$(11)	—	$53
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash and as of June 30, 2017, the total compensating balance maintained was $2.5 million.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The estimated fair value of the Company’s convertible notes based on a market approach was approximately $147.9 million and $143.5 million as of June 30, 2017 and December 31, 2016, respectively, and represents a Level 2 valuation. The Company’s other debts and capital leases assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Additionally, the Company considers the carrying amount of its capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates. The other debts and capital leases outstanding as of June 30, 2017 were $16.4 million in the aggregate. (See Note 11, “Convertible Notes, Other debts and Capital Leases” for additional information).
The fair value of the Company’s liability for the TVN voluntary departure plan (“TVN VDP”) as of June 30, 2017 of $7.2 million is classified within Level 3 because discount rates which are unobservable in the market were being used to measure the fair value of this liability. (See Note 10, “Restructuring and related Charges-TVN VDP” for additional information). The fair value of the TVN defined pension benefit plan liability of $4.8 million as of June 30, 2017 is disclosed in Note 12, “Employee Benefit Plans and Stock-based Compensation-TVN Retirement Benefit Plan.”
During the six months ended June 30, 2017, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2017
Cash equivalents
Money market funds	$246	$—	$—	$246
Prepaids and other current assets
Derivative assets	—	118	—	118
Other assets
Long-term investment	192	—	—	192
Total assets measured and recorded at fair value	$438	$118	$—	$556
Accrued and other current liabilities
Derivative liabilities	$—	$64	$—	$64
Accrued TVN VDP, current portion	—	—	3,915	3,915
Other non-current liabilities
Accrued TVN VDP, long-term portion	—	—	3,247	3,247
Total liabilities measured and recorded at fair value	$—	$64	$7,162	$7,226
	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Cash equivalents
Money market funds	$8,301	$—	$—	$8,301
Corporate bonds	—	6,923	—	6,923
Prepaids and other current assets
Derivative assets	—	54	—	54
Other assets
Long-term investment	809	—	—	809
Total assets measured and recorded at fair value	$9,110	$6,977	$—	$16,087
Accrued and other current liabilities
Derivative liabilities	$—	$40	$—	$40
Accrued TVN VDP, current portion	—	—	6,597	6,597
Other non-current liabilities
Accrued TVN VDP, long-term portion	—	—	3,053	3,053
Total liabilities measured and recorded at fair value	$—	$40	$9,650	$9,690
NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable, net:
Accounts receivable	$66,892	$91,596
Less: allowances for doubtful accounts, returns and discounts	(6,465)	(4,831)
Total	$60,427	$86,765

	June 30, 2017	December 31, 2016
Prepaid expenses and other current assets:
Deferred cost of revenue	$5,615	$6,856
French R&D tax credits receivable(1)	6,277	5,895
Prepaid maintenance, royalty, rent, property taxes and value added tax	6,574	5,526
Prepaid customer incentive(2)	746	1,162
Restricted cash(3)	802	731
Other	4,304	6,149
Total	$24,318	$26,319

(1) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credit receivables at June 30, 2017 were approximately $24.3 million and are expected to be recoverable from 2018 through 2021 with $6.3 million reported under “Prepaid and other Current Assets” and $18.0 million reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.
(2) On September 26, 2016, the Company issued a warrant to purchase shares of its common stock (the “Warrant”) to Comcast pursuant to which Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of the Company’s common stock subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of $4.76. The portion of the Warrant which vested on September 26, 2016 had a value of approximately $1.6 million and is deemed a customer incentive paid upfront and cumulatively, $0.9 million of this prepaid incentive has been recorded as a reduction to the Company’s net revenues from Comcast. The remaining $0.7 million of this prepaid incentive is reported as an asset under “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2017. The Company considers this asset to be recoverable based on the expectation of Comcast’s future purchases of the pertinent products.
(3) The restricted cash balances are held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. Additionally, as of June 30, 2017, the Company recorded approximately $1.1 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. This amount is reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.

	June 30, 2017	December 31, 2016
Inventories:
Raw materials	$9,179	$9,889
Work-in-process	1,789	2,318
Finished goods	11,643	17,776
Service-related spares	12,519	11,210
Total	$35,130	$41,193

	June 30, 2017	December 31, 2016
Property and equipment, net:
Machinery and equipment	$86,841	$97,989
Capitalized software	32,639	34,519
Leasehold improvements	14,406	14,455
Furniture and fixtures	6,780	8,993
Property and equipment, gross	140,666	155,956
Less: accumulated depreciation and amortization	(109,042)	(123,792)
Total	$31,624	$32,164

	June 30, 2017	December 31, 2016
Accrued Liabilities:
Accrued employee compensation and related expenses	$17,671	$19,377
Accrued TVN VDP, current (1)	3,915	6,597
Accrued warranty	4,142	4,862
Customer deposits	3,848	4,537
Contingent inventory reserves	3,671	2,210
Accrued royalty payments	2,797	1,912
Others	14,228	15,655
Total	$50,272	$55,150

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

The changes in the carrying amount of goodwill by reportable segments for the six months ended June 30, 2017 were as follows (in thousands):

	Video	Cable Edge	Total
Balance as of December 31, 2016	$176,519	$60,760	$237,279
Foreign currency translation adjustment	3,261	30	3,291
Balance as of June 30, 2017	$179,780	$60,790	$240,570
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
The Company has not recorded any impairment charges related to goodwill for any prior periods.

Intangible Assets
The following is a summary of intangible assets (in thousands):

		June 30, 2017			December 31, 2016
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	2.7	$31,708	$(17,807)	$13,901	$31,707	$(15,216)	$16,491
Customer relationships/contracts	3.7	44,643	(33,641)	11,002	44,384	(32,098)	12,286
Trademarks and trade names	2.7	621	(207)	414	573	(119)	454
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	N/A	3,011	(3,011)	—	3,011	(3,011)	—
Total identifiable intangibles		$85,483	$(60,166)	$25,317	$85,175	$(55,944)	$29,231

Amortization expense for the identifiable purchased intangible assets for the three and six months ended June 30, 2017 and July 1, 2016 was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Included in cost of revenue	$1,295	$1,307	$2,590	$1,725
Included in operating expenses	780	4,232	1,554	6,597
Total amortization expense	$2,075	$5,539	$4,144	$8,322
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2017 (remaining six months)	$2,590	$1,578	$4,168
2018	5,180	3,156	8,336
2019	5,180	3,156	8,336
2020	951	3,026	3,977
2021	—	500	500
Total future amortization expense	$13,901	$11,416	$25,317

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
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Restructuring and related charges in:
Product cost of revenue	$278	$6	$786	$(23)
Operating expenses-Restructuring and related charges	777	1,903	2,056	4,515
Total restructuring and related charges	$1,055	$1,909	$2,842	$4,492
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
The Company also incurred $16.9 million of TVN acquisition- and integration-related expenses in 2016 and another $2.6 million in the six months ended June 30, 2017. The Company expects to continue to have some TVN integration-related costs throughout the remainder of 2017, primarily consisting of outside legal and advisory fees relating to the re-organization of TVN’s legal entities. (See Note 3, “Business Acquisition,” for additional information on TVN acquisition-and integration-related expenses).
In the three months ended June 30, 2017, the Company recorded $1.1 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, consisting of $0.7 million of TVN VDP charges and $0.4 million of severance for other employees. In the six months ended June 30, 2017, the Company recorded $2.8 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, consisting of $1.8 million of TVN VDP charges and $1.0 million of severance for other employees. During the six months ended June 30, 2017, 21 non-VDP employees worldwide were terminated.

TVN VDP

During 2016, the Company consulted and worked with the works council for the TVN French Subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. A total of 83 employees applied for the TVN VDP and were duly approved by the Company in the fourth quarter of 2016. The total TVN VDP costs, including severance, certain benefits and taxes, as well as administration costs, is estimated at approximately $15.3 million, in aggregate, at the inception of the plan and will be paid over a period of four years, based on the TVN VDP terms agreed with each employee. The total final payout to the employees may be different from the initial estimates depending on the final social charges imputed on each employee’s total income and benefits received. The Company does not expect the final payout to be materially different from the initial estimates. The fair value of the total TVN VDP liability at inception was estimated to be approximately $14.8 million.
The Company accounts for these special termination benefits in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated. Out of the 83 employees who applied for TVN VDP, 11 of them are required to work beyond the minimum statutory notice period into 2017. Based on the application of the accounting guidance, the Company recorded $1.8 million and $13.1 million of TVN VDP costs in the first six months of 2017 and in the year ended 2016, respectively. Cumulatively, the Company had paid an aggregate of $8.4 million of TVN VDP costs, of which $3.5 million was paid in 2016 and $4.9 million was paid in 2017. The fair value of the TVN VDP liability balance at June 30, 2017 was $7.2 million.
The table below shows the estimated future payments for TVN VDP as of June 30, 2017 (in thousands):

Years ending December 31,
2017 (remaining six months)	$2,349
2018	3,302
2019	1,651
2020	783
Total	$8,085
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

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan during the six months ended June 30, 2017 (in thousands):

	Excess facilities	VDP (1)	Severance and benefits (2)	Total
Balance at December 31, 2016	$2,375	$9,650	$1,519	$13,544
Charges for 2016 Harmonic Restructuring Plan	48	1,777	973	2,798
Adjustments to restructuring provisions			44	44
Cash payments	(676)	(4,862)	(2,067)	(7,605)
Foreign exchange gain		597	31	628
Balance at June 30, 2017	1,747	7,162	500	9,409
Less: current portion (3)	(854)	(3,915)	(500)	(5,269)
Long-term portion (3)	$893	$3,247	$—	$4,140

(1) See discussion of the TVN VDP above for future estimated payments through 2020.
(2) The Company anticipates that the remaining severance and benefits accrual at June 30, 2017 will be fully paid in 2017.
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
Concurrent with the closing of the offering, the Company used $49.9 million of the net proceeds to repurchase 11.1 million shares of the Company’s common stock from purchasers of the offering in privately negotiated transactions. In addition, the

Company incurred approximately $4.1 million in debt issuance costs resulting in net proceeds to the Company of approximately $74.2 million, which was used to fund the TVN acquisition.
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
The following table presents the components of the Notes as of June 30, 2017 and December 31, 2016 (in thousands, except for years and percentages):

	June 30, 2017	December 31, 2016
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(19,914)	(22,302)
Less: Debt issuance costs, net of amortization	(2,401)	(2,689)
Carrying amount	$105,935	$103,259
Remaining amortization period (years)	3.4	3.9
Effective interest rate on liability component	9.94%	9.94%

Equity:
Value of conversion option	$26,925	$26,925
Less: Equity issuance costs	(863)	(863)
Carrying amount	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Contractual interest expense	$1,282	$1,282	$2,565	$2,565
Amortization of debt discount	1,214	1,098	2,388	2,157
Amortization of debt issuance costs	146	132	288	260
Total interest expense recognized	$2,642	$2,512	$5,241	$4,982

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	June 30, 2017	December 31, 2016
Financing from French government agencies related to various government incentive programs (1)	$13,597	$17,930
Term loans (2)	1,369	1,400
Obligations under capital leases	1,456	1,860
Total debt obligations	16,422	21,190
Less: current portion	(7,130)	(7,275)
Long-term portion	$9,292	$13,915
(1) As of June 30, 2017, the Company’s TVN French Subsidiary had an aggregate of $13.6 million of loans due to various financing programs of French government agencies, $10.8 million of which are related to loans backed by R&D tax credit receivables. As of June 30, 2017, the TVN French Subsidiary had an aggregate of $24.3 million of R&D tax credit receivables from the French government from 2018 through 2021. (See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets,” for more information). These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2018 through 2019. The remaining loans of $2.8 million at June 30, 2017 primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates and these loans mature between 2020 through 2023.

(2) One of the term loans with a certain financial institution contains annual covenants that require the TVN French Subsidiary to maintain a minimum working capital balance and various other financial covenants and restrictions that limit the French Subsidiary’s ability to incur additional indebtedness. The annual covenant is based on French statutory year-end results and the TVN French Subsidiary failed the 2016 covenant test primarily due to the Company’s plan to integrate TVN’s operations into other subsidiaries for tax planning and logistics purposes. In early 2017, the Company informed the financial institution of the 2016 covenant test results and was told by the financial institution to continue with the original payment schedule. The Company reported the entire loan balance with this financial institution under “Other debts and capital lease obligations, current” in the Condensed Consolidated Balance Sheets. The loan balance was approximately $0.4 million at both June 30, 2017 and December 31, 2016.

(3) The TVN French Subsidiary obtained advances under a credit line with BPI France against a pool of eligible receivables with recourse. There was no balance outstanding to BPI France as of June 30, 2017. This credit line expired in July 2017.
Future minimum repayments

The table below shows the future minimum repayments of debts and capital lease obligations for TVN as of June 30, 2017 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2017 (remaining six months)	$492	$673
2018	868	5,873
2019	69	6,782
2020	27	601
2021	—	489
Thereafter	—	548
Total	$1,456	$14,966

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
The Company’s stockholders approved an amendment to the 1995 Stock Plan at the Company’s 2017 annual meeting of stockholders (the “2017 Annual Meeting”) which increased the number of shares of common stock reserved for issuance under the 1995 Stock Plan by 7,000,000 shares. The Company’s stockholders also approved an amendment to the 2002 Director Stock Plan at the 2017 Annual Meeting which increased the number of shares of common stock reserved for issuance under the 2002 Director Stock Plan by 400,000 shares.
The following table summarizes the Company’s stock option, restricted stock units (“RSUs”), performance-based stock awards (“PRSUs”) and market-based awards activities during the six months ended June 30, 2017 (in thousands, except per share amounts):

		Stock Options Outstanding		RSUs Outstanding*
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	3,912	5,019	$6.01	3,864	$4.26
Authorized	7,400	—	—	—	—
Granted	(4,008)	30	5.10	2,651	5.46
Options exercised	—	(94)	3.06	—
Shares released	—	—	—	(1,883)	3.92
Forfeited	1,584	(469)	6.13	(744)	4.96
Balance at June 30, 2017	8,888	4,486	$6.06	3,888	$5.11
* The preceding table includes PRSUs and market-based award activities during the six months ended June 30, 2017.
Performance-based awards (PRSUs)
In August 2016, the Company granted 898,533 shares of PRSUs to fund a portion of its 2016 incentive bonus payment obligations to its key executives and other eligible employees. From March 2017 through April 2017, the Company granted another 582,806 PRSUs to fund its first half 2017 incentive bonus payment obligations. The vesting of the PRSUs is based on the achievement of certain financial and non-financial operating goals of the Company and vesting occurs within three to six months from the grant date. Each quarterly period, the Company estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense. If the achievement of such performance goals is not probable, no compensation expense is recognized.
Market-based awards

In the six months ended June 30, 2017, the Company granted 344,500 RSUs to its key executives and certain eligible employees that may vest during a three-year period as part of its long-term incentive program. The vesting conditions of these awards are tied to the market value of the Company's common stock. The fair value of these shares was estimated using a Monte-Carlo simulation.

The following table summarizes information about stock options outstanding as of June 30, 2017 (in thousands, except per share amounts and terms):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	4,389	$6.08	3.2	$2,045
Exercisable	3,497	6.33	2.7	1,079
The intrinsic value of options vested and expected to vest and exercisable as of June 30, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 30, 2017. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The intrinsic value of options exercised during the three and six months ended June 30, 2017 was $24,000 and $0.2 million, respectively. The intrinsic value of options exercised during the three months and six months ended July 1, 2016 was minimal.

The following table summarizes information about RSUs and PRSUs outstanding as of June 30, 2017 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,893	0.9	$15,190
The fair value of RSUs and PRSUs vested and expected to vest as of June 30, 2017 is calculated based on the fair value of the Company’s common stock as of June 30, 2017.
Employee Stock Purchase Plan (“ESPP”)
The Company’s stockholders approved an amendment to the 2002 Employee Stock Purchase Plan (the “ESPP”) at the 2017 Annual Meeting which increased the number of shares of common stock reserved for issuance under the ESPP by 1,500,000 shares. As of June 30, 2017, the number of shares of common stock available for issuance under the ESPP was 1,693,295. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period.
Retirement Benefit Plan
As part of the TVN acquisition the Company assumed obligations under a defined benefit pension plan. The plan is unfunded and there are no contributions to the plan required by any laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below shows the components of net periodic benefit costs (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$55	$71	$110	$94
Interest cost	16	29	32	39
Recognized net actuarial loss	2	—	3	—
Net periodic benefit cost included in operating loss	$73	$100	$145	$133

The present value of the Company’s pension obligation as of June 30, 2017 was $4.8 million, of which $45,000 was reported under “Accrued and other liabilities” and $4.7 million was reported under “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2016 was $4.3 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the six months ended June 30, 2017 and July 1, 2016 were $285,000 and $241,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Stock-based compensation in:
Cost of revenue	$700	$424	$1,145	$651
Research and development expense	1,337	841	2,314	1,810
Selling, general and administrative expense	2,099	1,503	3,928	3,401
Total stock-based compensation in operating expense	3,436	2,344	6,242	5,211
Total stock-based compensation	$4,136	$2,768	$7,387	$5,862
As of June 30, 2017, the Company had approximately $16.5 million of unrecognized stock-based compensation expense related to unvested stock options and awards that are expected to be recognized over a weighted-average period of approximately 1.6 years.
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

	Employee Stock Options
	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Expected term (years)	4.30	4.30	4.30	4.30
Volatility	43%	36%	43%	36%
Risk-free interest rate	1.7%	1.1%	1.7%	1.4%
Expected dividends	0.0%	0.0%	0.0%	0.0%

	ESPP Purchase Period Ending
	July 3, 2017	June 30, 2016
Expected term (years)	0.49	0.5
Volatility	41%	54%
Risk-free interest rate	1.0%	0.4%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.40	$1.19
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
Total compensation cost recognized related to these market-based awards was approximately $368,000 and $415,000 for the three and six months ended June 30, 2017, respectively. As of June 30, 2017, $0.9 million of total unrecognized compensation cost related to these awards is expected to be recognized over a weighted-average period of approximately 0.71 years.

The weighted-average fair value per share of options granted was $1.85 and $1.07 for the three months ended June 30, 2017 and July 1, 2016, respectively. The weighted-average fair value per share of options granted was $1.85 and $0.97 for the six months ended June 30, 2017 and July 1, 2016, respectively.

The fair value of all stock options vested during the three months ended June 30, 2017 and July 1, 2016 was $0.4 million for each period. The fair value of all stock options vested during the six months ended June 30, 2017 and July 1, 2016 was $1.1 million and $1.4 million, respectively.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three and six months ended June 30, 2017 and July 1, 2016, respectively.

The aggregate fair value of RSUs and PRSUs released during the three months ended June 30, 2017 and July 1, 2016 was $0.8 million and $0.5 million, respectively. The aggregate fair value of all RSUs and PRSUs released during the six months ended June 30, 2017 and July 1, 2016 was $7.4 million and $7.1 million, respectively.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Loss before income taxes	$(30,921)	$(20,437)	$(55,180)	$(45,099)
Provision for income taxes	579	242	347	760
Effective income tax rate	(1.9)%	(1.2)%	(0.6)%	(1.7)%
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
The Company’s effective income tax rate of (0.6)% for the six months ended June 30, 2017 was different from the U.S. federal statutory rate of 35%, primarily due to the Company’s geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, in the first quarter of 2017, the Company was able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of the Company’s two subsidiaries in Israel, which was approved by the Israeli government in the first quarter of 2017. For the six months ended June 30, 2017, the discrete adjustments to the Company's tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.
The Company's effective income tax rate of (1.7)% for the six months ended July 1, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For the six months ended July 1, 2016, the discrete adjustments to the Company's tax expense were primarily the accrual of interest on uncertain tax positions and withholding taxes as well as a true-up of the tax provision for certain foreign subsidiaries based on the tax returns filed.
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

As of June 30, 2017, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $20.0 million, of which $3.1 million would affect the Company’s effective tax rate if the benefits are eventually recognized. The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.5 million of gross interest and penalties accrued as of June 30, 2017. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of June 30, 2017, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $2.4 million due to expiration of the applicable statutes of limitations over the next 12 months.

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

NOTE 14: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Numerator:
Net loss	$(31,500)	$(20,679)	$(55,527)	$(45,859)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	80,590	77,342	80,203	77,168
Net loss per share:
Basic and diluted	$(0.39)	$(0.27)	$(0.69)	$(0.59)

The diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2017 and July 1, 2016 because potential common shares are only considered when their effect would be dilutive. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Stock options	4,614	5,428	4,753	5,488
RSUs	3,400	2,247	3,054	2,010
Stock purchase rights under the ESPP	578	652	385	355
Warrants (1)	782	—	782	—
Total	9,374	8,327	8,974	7,853
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

NOTE 15: WARRANTS

On September 26, 2016, the Company issued a Warrant to Comcast pursuant to which Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of the Company’s common stock subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of $4.76. Comcast may exercise the Warrant for cash or on a net share basis. The Warrant expires on September 26, 2023 or the prior consummation of a change of control of the Company.

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

The Warrant is considered an incentive for Comcast to purchase certain of the Company’s products. Therefore the value of the Warrant will be recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. The portion of the Warrant which vested on September 26, 2016 had a value of approximately $1.6 million and is deemed a customer incentive paid upfront and cumulatively, $0.9 million of this prepaid incentive has been recorded as a reduction to the Company’s net revenues from Comcast. The remaining $0.7 million of this prepaid incentive is reported as an asset under “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2017. The Company considers this asset to be recoverable based on the expectation of Comcast’s future purchases of the pertinent products.

NOTE 16: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Actuarial Loss	Total
Balance as of December 31, 2016	$(7,267)	$276	$(279)	$(7,270)
Other comprehensive income (loss) before reclassifications	4,883	(613)	—	4,270
Provision for income taxes	—	(2)	—	(2)
Balance as of June 30, 2017	$(2,384)	$(339)	$(279)	$(3,002)
The effects of amounts reclassified from AOCI into the Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Losses on cash flow hedges from foreign currency contracts:
Cost of revenue	$—	$(3)	$—	$(13)
Operating expenses	—	(19)	—	(87)
Total reclassifications from AOCI	$—	$(22)	$—	$(100)
As of June 30, 2017, there was no AOCI balance, and during the six months ended June 30, 2017, there were no reclassifications from AOCI, as there were no cash flow hedge contracts outstanding at June 30, 2017 and December 31, 2016.
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
The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net revenue:
Video	$73,379	$90,588	$147,721	$155,596
Cable Edge	8,936	18,983	17,537	35,807
Total consolidated net revenue	$82,315	$109,571	$165,258	$191,403

Operating loss:
Video	$(8,947)	$518	$(14,783)	$(6,829)
Cable Edge	(7,411)	(498)	(13,491)	(2,351)
Total segment operating (loss) income	(16,358)	20	(28,274)	(9,180)
Unallocated corporate expenses	(4,853)	(9,831)	(8,775)	(15,510)
Stock-based compensation	(4,136)	(2,768)	(7,387)	(5,862)
Amortization of intangibles	(2,075)	(5,539)	(4,144)	(8,322)
Loss from operations	(27,422)	(18,118)	(48,580)	(38,874)
Non-operating expense, net	(3,499)	(2,319)	(6,600)	(6,225)
Loss before income taxes	$(30,921)	$(20,437)	$(55,180)	$(45,099)

NOTE 18: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of June 30, 2017 are as follows (in thousands):

Years ending December 31,
2017 (remaining six months)	$6,759
2018	12,812
2019	10,980
2020	7,521
2021	2,166
Thereafter	8,586
Total	$48,824
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

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Balance at beginning of period	$4,585	$4,966	$4,862	$3,913
Balance assumed from TVN acquisition	—	—	—	1,012
Accrual for current period warranties	1,277	1,716	2,495	2,975
Changes in liability related to pre-existing warranties	—	(74)	—	(74)
Warranty costs incurred	(1,720)	(1,513)	(3,215)	(2,731)
Balance at end of period	$4,142	$5,095	$4,142	$5,095

Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $30.9 million of non-cancelable commitments to purchase inventories and other commitments as of June 30, 2017.
Standby Letters of Credit and Guarantees
The Company’s financial guarantees consisted of standby letters of credit and bank guarantees. As of June 30, 2017, the Company had $0.7 million of standby letters of credit outstanding primarily related to its credit card facility in Switzerland and, to a lesser extent, performance bond and state requirements imposed on employers. In addition, the Company had $1.9 million of bank guarantees outstanding as of June 30, 2017, of which $1.3 million was related to a building lease for the TVN French Subsidiary, $0.3 million was related to the building leases in Israel, and the remaining amount was mostly related to performance bonds issued to customers of the TVN French Subsidiary.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through June 30, 2017.

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
On July 24, 2017, the court issued a scheduling order consolidating both cases and setting the trial date for November 6, 2017.
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

NOTE 19: SUBSEQUENT EVENT
Harmonic 2017 Restructuring
In the third quarter of 2017, the Company committed to a new restructuring plan (the “Harmonic 2017 Restructuring Plan”) to better align its operating costs with the continued decline in its net revenues. The restructuring activities under the Harmonic 2017 Restructuring Plan primarily include workforce reductions of the company worldwide. The estimated cost for the Harmonic 2017 Restructuring Plan is approximately $2.8 million. The restructuring activities under the Harmonic 2017 Restructuring Plan will commence in the third quarter of 2017 and are expected to continue into the fourth quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Harmonic,” “Company,” “we,” “us,” “its,” and “our,” as used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
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

We do business in three geographic regions: the Americas, EMEA, and APAC and operate in two segments, Video and Cable Edge. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telecommunications (telco) Pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming new media companies. Our Video business infrastructure solutions are delivered either through shipments of our products or as over-the-top (“OTT”) software-as-a-service (“SaaS”) subscriptions. Our Cable Edge business sells cable access solutions and related services, primarily to cable operators globally.

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

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three and six months ended June 30, 2017 accounted for approximately 30% and 25% of our net revenue, respectively, compared to 33% and 40%, respectively, for the corresponding periods in 2016. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During each of the three and six months ended June 30, 2017, as well as the corresponding periods in 2016, no customer accounted for more than 10% of our net revenue. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $27.3 million, or 25%, in the three months ended June 30, 2017, compared to the corresponding period in 2016, due to a $17.2 million decrease in our Video segment revenue and a $10.1 million decrease in our Cable Edge segment revenue. Our net revenue decreased $26.1 million, or 14%, in the six months ended June 30, 2017, compared to the corresponding period in 2016, due to a $18.2 million decrease in our Cable Edge segment revenue and a $7.9 million decrease in our Video segment revenue. The decreases in our Video segment revenue in the three and six month periods were primarily due to the shift in demand from our legacy products sold to OTT SaaS subscriptions, and overall softer demand for legacy products. The decreases in our Cable Edge segment revenue in the three and six month periods were primarily due to continued weak demand for our legacy Cable Edge products due to technology transition in the industry from legacy EdgeQAM consumption used to deliver broadcast Pay-TV services to a new architecture that is capable of delivering converged video and IP data services. We do not expect Cable Edge net revenue to improve significantly until the fourth quarter of 2017, at the earliest.
Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture and Ultra HD. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, OTT, and new mobile video services. We believe we are well positioned to address these opportunities as we continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions and services, including OTT SaaS subscription offerings, enabling video compression and processing through our VOS software platform running on standard off-the-shelf servers, data centers and in the cloud.
Our Cable Edge strategy is to become a major player in the approximately $2 billion converged cable access platform (“CCAP”) market by delivering innovative new DOCSIS 3.1 CMTS technology, which we refer to as CableOS. In the meantime, our Cable Edge segment is experiencing weaker demand as some of our customers have decreased spending on our legacy Cable Edge products as they prepare to make investments in new converged data and video DOCSIS 3.1 CMTS solutions. While these trends present near-term challenges for us, we believe we have made significant progress on the development of our DOCSIS 3.1 CMTS solutions and we began addressing this market opportunity with our first CableOS shipments in the fourth quarter of 2016.
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
As a result of the continued uncertainty regarding the timing of our customers’ investment decisions, we implemented restructuring plans, including the Harmonic 2017 Restructuring Plan, to bring our operating expenses more in line with net revenues, while simultaneously implementing an extensive Company-wide expense control program. (See Note 10, “Restructuring and Related Charges” and Note 19, “Subsequent Event” of the Notes to our Consolidated Financial Statements for additional information).
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

Our critical accounting policies, judgments and estimates are disclosed in in our 2016 Annual Report on Form 10-K, as filed with the SEC.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three and six months ended June 30, 2017 and July 1, 2016 (in thousands, except percentages):

	Three months ended				Six months ended
	June 30, 2017	July 1, 2016	Q2 FY17 vs Q2 FY16		June 30, 2017	July 1, 2016	Q2 FY17 YTD vs Q2 FY16 YTD
Segment:
Video	$73,379	$90,588	$(17,209)	(19)%	$147,721	$155,596	$(7,875)	(5)%
Cable Edge	8,936	18,983	(10,047)	(53)%	17,537	35,807	(18,270)	(51)%
Total net revenue	$82,315	$109,571	$(27,256)	(25)%	$165,258	$191,403	$(26,145)	(14)%

Segment revenue as a % of total net revenue:
Video	89%	83%			89%	81%
Cable Edge	11%	17%			11%	19%
The following table presents the breakdown of revenue by geographical region for the three and six months ended June 30, 2017 and July 1, 2016 (in thousands, except percentages):

	Three months ended				Six months ended
	June 30, 2017	July 1, 2016	Q2 FY17 vs Q2 FY16		June 30, 2017	July 1, 2016	Q2 FY17 YTD vs Q2 FY16 YTD
Geography:
Americas	$40,611	$57,680	$(17,069)	(30)%	$78,517	$106,657	$(28,140)	(26)%
EMEA	24,953	33,456	(8,503)	(25)%	50,392	53,311	(2,919)	(5)%
APAC	16,751	18,435	(1,684)	(9)%	36,349	31,435	4,914	16%
Total net revenue	$82,315	$109,571	$(27,256)	(25)%	$165,258	$191,403	$(26,145)	(14)%

Regional revenue as a % of total net revenue:
Americas	49%	53%			48%	56%
EMEA	30%	30%			30%	28%
APAC	21%	17%			22%	16%

Our Video segment net revenue decreased 19% in the three months ended June 30, 2017, compared to the corresponding period in 2016, due to a $16.8 million decrease in video product revenue and a $0.4 million decrease in video service revenue. Our

Video segment net revenue decreased 5% in the six months ended June 30, 2017, compared to the corresponding period in 2016, due to a $15.5 million decrease in video product revenue, offset in part by a $7.6 million increase in video service revenue. The decreases in our Video product revenue in the three and six month periods were primarily due to our customers’ conversion to OTT SaaS subscriptions and overall softer demand for legacy products. The decrease in our Video segment net revenue in the six months ended June 30, 2017, was partially offset by higher revenue due to the inclusion of two more months of TVN post acquisition revenue in the six months ended June 30, 2017, compared to the six months ended July 1, 2016.
Our Cable Edge segment net revenue decreased 53% and 51%, respectively, in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The decreases were primarily attributable to continuing eroding demand for legacy EdgeQAM technologies as some of our customers are deferring purchases as they plan migration to next generation DOCSIS 3.1 technologies and CCAP architectures. Several of our cable customers have started planning for the transition from DOCSIS 3.0 to DOCSIS 3.1 technologies, which will improve high speed data services and enable our customers’ networks to adopt new CCAP architectures. We began shipping DOCSIS 3.1 technologies and the CCAP architecture in the fourth quarter of 2016 with the recent introduction of our next-generation CableOS system.
Net revenue in the Americas decreased 30% and 26% in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to the pending transition to new DOCSIS 3.1 technologies and decreased demand for our Video products from both our service provider and broadcast and media customers primarily due to the shift from legacy products to OTT SaaS subscriptions.

EMEA net revenue decreased 25% and 5%, in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to the shift from legacy products to OTT SaaS subscriptions and, to a lesser extent, decreased demand for our legacy Cable Edge products due to the service provider transition to our next generation CCAP architecture mentioned above.

APAC net revenue decreased 9% in the three months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to timing of customer investments in video infrastructure. APAC net revenue increased 16% in the six months ended June 30, 2017, compared to the corresponding period in 2016, primarily due to strong demand for our video infrastructure products and services in the first quarter of 2017, which was also driven by timing of our customers’ investment cycles.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and six months ended June 30, 2017 and July 1, 2016 (in thousands, except percentages):

	Three months ended				Six months ended
	June 30, 2017	July 1, 2016	Q2 FY17 vs Q2 FY16		June 30, 2017	July 1, 2016	Q2 FY17 YTD vs Q2 FY16 YTD
Gross profit	$33,815	$51,040	$(17,225)	(34)%	$74,223	$91,694	$(17,471)	(19)%
As a percentage of net revenue (“gross margin”)	41.1%	46.6%	(5.5)%		44.9%	47.9%	(3.0)%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.
Gross margin decreased 5.5% and 3.0% in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to lower service margins and higher inventory obsolescence charges for our legacy broadcast video inventory due to reduced demand. These unfavorable margin impacts were offset in part by a $1.2 million decrease in inventory obsolescence charge for our older Cable Edge product lines in the six months ended June 30, 2017, compared to the corresponding period last year.

Research and Development

The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and six months ended June 30, 2017 and July 1, 2016 (in thousands, except percentages):

	Three months ended				Six months ended
	June 30, 2017	July 1, 2016	Q2 FY17 vs Q2 FY16		June 30, 2017	July 1, 2016	Q2 FY17 YTD vs Q2 FY16 YTD
Research and development	$27,055	$26,507	$548	2%	$51,937	$50,070	$1,867	4%
As a percentage of net revenue	32.9%	24.2%			31.4%	26.2%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in the three months ended June 30, 2017 increased 2%, compared to the corresponding period in 2016, primarily due to higher engineering expenses as a result of a shift in the timing of reimbursement for engineering spend by one of our customers, offset in part by a decrease in employee compensation costs primarily due to workforce reductions.
Research and development expenses in the six months ended June 30, 2017 increased 4%, compared to the corresponding period in 2016, primarily due to the inclusion of two more months of post-acquisition TVN research and development expenses in the six months ended June 30, 2017, as well as higher engineering expenses for CableOS product development.
Our TVN French Subsidiary participates in the French CIR program which allows companies to monetize eligible research expenses. We recognize R&D tax credits receivable from the French government for spending on innovative research and development as an offset to research and development expenses.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and six months ended June 30, 2017 and July 1, 2016 (in thousands, except percentages):

	Three months ended				Six months ended
	June 30, 2017	July 1, 2016	Q2 FY17 vs Q2 FY16		June 30, 2017	July 1, 2016	Q2 FY17 YTD vs Q2 FY16 YTD
Selling, general and administrative	$32,625	$36,516	$(3,891)	(11)%	$67,256	$69,386	$(2,130)	(3)%
As a percentage of net revenue	39.6%	33.3%			40.7%	36.3%

Selling, general and administrative expenses in the three months ended June 30, 2017 decreased 11%, compared to the corresponding period in 2016, primarily due to higher TVN acquisition- and integration-related expense incurred in the second quarter of 2016. (See Note 3, “Business Acquisition,” for additional information on TVN acquisition- and integration-related expenses).

Selling, general and administrative expenses in the six months ended June 30, 2017 decreased 3%, compared to the corresponding period in 2016, primarily due to higher TVN acquisition- and integration-related expense incurred in the first six months of 2016. This increase was offset in part by the inclusion of two more months of post-acquisition TVN selling, general and administrative expenses in the six months ended June 30, 2017 .

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and six months ended June 30, 2017 and July 1, 2016 (in thousands, except percentages):

	Three months ended				Six months ended
	June 30, 2017	July 1, 2016	Q2 FY17 vs Q2 FY16		June 30, 2017	July 1, 2016	Q2 FY17 YTD vs Q2 FY16 YTD
Video	$(8,947)	$518	$(9,465)	(1,827)%	$(14,783)	$(6,829)	$(7,954)	116%
Cable Edge	(7,411)	(498)	(6,913)	1,388%	(13,491)	(2,351)	(11,140)	474%
Total segment operating income (loss)	$(16,358)	$20	$(16,378)	(81,890)%	$(28,274)	$(9,180)	$(19,094)	208%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	(12)%	1%	(13)%		(10)%	(4)%	(6)%
Cable Edge	(83)%	(3)%	(80)%		(77)%	(7)%	(70)%
Video segment operating margin decreased 13% and 6%, in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to a 19% and a 5% decrease in Video segment revenue in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016, resulting in higher supply chain and manufacturing costs as a percentage of revenue, as well as lower service margins and higher inventory obsolescence charges for our legacy broadcast video inventory due to reduced demand.
Cable Edge segment operating margin decreased from 80% and 70% in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to a 53% and a 51% decrease in Cable Edge segment revenue in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016, as well as higher research and development expenses for CableOS development in 2017. These unfavorable operating margin impacts were offset in part by a $1.2 million decrease in inventory obsolescence charge for our older Cable Edge product lines in the six months ended June 30, 2017, compared to the corresponding period last year.
The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Total segment operating (loss) income	$(16,358)	$20	$(28,274)	$(9,180)
Unallocated corporate expenses	(4,853)	(9,831)	(8,775)	(15,510)
Stock-based compensation	(4,136)	(2,768)	(7,387)	(5,862)
Amortization of intangibles	(2,075)	(5,539)	(4,144)	(8,322)
Loss from operations	(27,422)	(18,118)	(48,580)	(38,874)
Non-operating expense, net	(3,499)	(2,319)	(6,600)	(6,225)
Loss before income taxes	$(30,921)	$(20,437)	$(55,180)	$(45,099)
Unallocated Corporate Expenses
We do not allocate amortization of intangibles, stock-based compensation, restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and six months ended June 30, 2017 and July 1, 2016 (in thousands, except percentages):

	Three months ended				Six months ended
	June 30, 2017	July 1, 2016	Q2 FY17 vs Q2 FY16		June 30, 2017	July 1, 2016	Q2 FY17 YTD vs Q2 FY16 YTD
Amortization of intangibles	$780	$4,232	$(3,452)	(82)%	$1,554	$6,597	$(5,043)	(76)%
As a percentage of net revenue	0.9%	3.9%			0.9%	3.4%
The decrease in amortization of intangibles expense in the three and six months ended June 30, 2017, compared to the corresponding periods in 2016, was primarily due to certain purchased tangible assets from prior business acquisition becoming fully amortized.

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
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Restructuring and related charges in:
Product cost of revenue	$278	$6	$786	$(23)
Operating expenses-Restructuring and related charges	777	1,903	2,056	4,515
Total restructuring and related charges	$1,055	$1,909	$2,842	$4,492
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

We also incurred $16.9 million of TVN acquisition- and integration-related expenses in 2016 and another $2.6 million in the six months ended June 30, 2017. We expect to continue to have some TVN integration-related costs throughout the remainder of 2017 primarily outside legal and advisory fees relating to the re-organization of TVN’s legal entities (See Note 3, “Business Acquisition,” for additional information on TVN acquisition-and integration-related expenses).
In the three months ended June 30, 2017, we recorded $1.1 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, consisting of $0.7 million TVN VDP charges and $0.4 million of severance for other employees. In the six months ended June 30, 2017, we recorded $2.8 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, consisting of $1.8 million TVN VDP charges and $1.0 million of severance for other employees. During the six months ended June 30, 2017, 21 non-VDP employees worldwide were terminated.

TVN VDP

During 2016, we consulted and worked with the works council for the TVN French Subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. A total of 83 employees applied for the TVN VDP and were duly approved by us in the fourth quarter of 2016. The total TVN VDP costs, including severance, certain benefits and taxes, as well as administration costs, is estimated at approximately $15.3 million, in aggregate, at the inception of the plan and will be paid over a period of four years, based on the TVN VDP terms agreed with each employee. The total final payout to the employees may be different from the initial estimates depending on the final social charges imputed on each employee’s total income and benefits received. We do not expect the final payout to be materially different from the initial estimates. The fair value of the total TVN VDP liability at inception was estimated to be approximately $14.8 million.
We account for these special termination benefits in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated. Out of the 83 employees who applied for TVN VDP, 11 of them are required to work beyond the minimum statutory notice period into 2017. Based on the application of the accounting guidance, we recorded $1.8 million and $13.1 million of TVN VDP costs in the first six months of 2017 and in the year ended 2016, respectively. Cumulatively, we had paid an aggregate of $8.4 million of TVN VDP costs, of which $3.5 million was paid in 2016 and $4.9 million was paid in 2017. The fair value of the TVN VDP liability balance at June 30, 2017 was $7.2 million.
The table below shows the estimated future payments for TVN VDP as of June 30, 2017 (in thousands):

Years ending December 31,
2017 (remaining six months)	$2,349
2018	3,302
2019	1,651
2020	783
Total	$8,085

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

Harmonic 2017 Restructuring

In the third quarter of 2017, we committed to a new restructuring plan to better align our operating costs with the continued decline in our net revenues. The restructuring activities under the Harmonic 2017 Restructuring Plan include workforce reductions worldwide and will commence in the third quarter of 2017 and are expected to continue into the fourth quarter of 2017. The estimated cost for this plan is approximately $2.8 million.

Interest Expense, Net
Interest expense, net was $2.7 million for each of the three months ended June 30, 2017 and July 1, 2016. Interest expense, net was $5.3 million and $5.1 million for the six months ended June 30, 2017 and July 1, 2016, respectively. Interest expense, net increased in the three and six months ended June 30, 2017 primarily due to increased amortization of discount and issuance costs for the Notes issued in December 2015.

Other (Expense) Income, Net

Other expense, net was $0.8 million for the three months ended June 30, 2017, compared to other income, net of $0.3 million, for the three months ended July 1, 2016. Other expenses, net was $1.3 million for the six months ended June 30, 2017, compared to other income, net of $0.3 million for the six months ended July 1, 2016.

Our other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekels. The increase in other expense, net in the three and six months ended June 30, 2017, compared to the corresponding periods in 2016, was primarily related to unfavorable foreign exchange impact resulting from the volatility of the Euro against the U.S. dollars on the inter-company balances.

To mitigate the volatility related to fluctuations in foreign exchange rates, we may enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 3 of this Quarterly Report on Form 10-Q for additional information.

Loss on Impairment of Long-term Investment
Beginning in late 2015 and continuing through 2016, Vislink’s stock price was below its cost basis for a prolonged period of time. Based on our assessment, we recorded a $1.5 million and $1.2 million impairment charges in the first and third quarter of 2016, respectively, reflecting the new reduced cost basis of the Vislink investment at September 30, 2016. As of December 31, 2016, Vislink’s stock price increased approximately 67% from the stock price as of September 30, 2016.

On February 3, 2017, Vislink (from thereon, referred to as Pebble Beach Systems) completed the disposal of its hardware division and changed its name to Pebble Beach Systems. On February 6, 2017, Pebble Beach Systems announced its financial results for fiscal 2016 which showed a significant increase in operating loss. As of June 30, 2017, Pebble Beach System’s stock price had declined 83% from the stock price as of December 31, 2016 and Pebble Beach System is currently seeking alternatives to maximize value of its shareholders, which could include a sale of the company. In view of Pebble Beach System’s potential sale opportunity, we determined that the decline in the fair value of Pebble Beach Systems’ investment is not considered permanent yet, and as a result, a $0.1 million loss in Vislink’s investment in the second quarter of 2017 was recorded to other comprehensive loss. Our remaining maximum exposure to loss from the Pebble Beach Systems’ investment at June 30, 2017 was approximately $0.5 million, consisting of the carrying value of $0.2 million and the accumulated unrealized loss of $0.3 million.

Income Taxes
The following table presents the provision for income taxes and the effective income tax rate for the three and six months ended June 30, 2017 and July 1, 2016 (in thousands, except percentages):

	Three months ended				Six months ended
	June 30, 2017	July 1, 2016	Q2 FY17 vs Q2 FY16		June 30, 2017	July 1, 2016	Q2 FY17 YTD vs Q2 FY16 YTD
Provision for income taxes	$579	$242	$337	139%	$347	$760	$(413)	(54)%
Effective income tax rate	(1.9)%	(1.2)%			(0.6)%	(1.7)%
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.

Our effective income tax rate of (0.6)% for the six months ended June 30, 2017 was different from the U.S. federal statutory rate of 35%, primarily due to our geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, in the first quarter of 2017, we were able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of our two subsidiaries in Israel which was approved by the Israeli government in the first quarter of 2017. For the six months ended June 30, 2017, the discrete adjustments to our tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.

Our effective income tax rate of (1.7)% for the six months ended July 1, 2016 was different from U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For the six months ended July 1, 2016, the discrete adjustments to our tax expense were primarily the accrual of interest on uncertain tax positions withholding taxes and a true-up of the tax provision for certain foreign subsidiaries based on the tax returns filed.

Liquidity and Capital Resources
As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $52.9 million, net accounts receivable of $60.4 million and borrowings from the capital markets as well as financing from French government agencies. We assumed certain debts as a result of the TVN acquisition which were primarily related to long-term financing arrangements with French government agencies, and to a lesser extent, financing obtained from other financing institutions and the aggregate balances of these debts was $16.4 million as of June 30, 2017. Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses and TVN acquisition- and integration-related expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $52.9 million at June 30, 2017 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

As of June 30, 2017, $39.6 million of the cash and cash equivalents balance was held in our foreign subsidiaries. At present, such foreign funds, after settling any intercompany balances owed to the U.S. parent company, are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations, to the extent such funds are indefinitely reinvested foreign earnings, are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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
The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended
	June 30, 2017	July 1, 2016
Net cash provided by (used in):
Operating activities	$2,614	$(8,293)
Investing activities	955	(67,855)
Financing activities	(7,095)	1,569
Effect of foreign exchange rate changes on cash	776	(95)
Net decrease in cash and cash equivalents	$(2,750)	$(74,674)
Operating Activities
Net cash provided by operations increased $10.9 million in the six months ended June 30, 2017, compared to the corresponding period in 2016, primarily due to more cash being generated from net working capital, offset in part by a $12.7 million increase in net loss, after adjustments for non-cash items.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, income tax reserves adjustments, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $68.8 million in the six months ended June 30, 2017, compared to the corresponding period in 2016, primarily due to the $73.0 million net cash paid for the TVN acquisition in the first six months of 2016.
Financing Activities
Net cash used in financing activities increased $8.7 million in the six months ended June 30, 2017, compared to the corresponding period in 2016, primarily due to lower proceeds from debt borrowings as well as higher payment of tax withholding obligations related to net share settlements of restricted stock in the first six months of 2017.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of June 30, 2017 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2017 (remaining six months)	2018 and 2019	2020 and 2021	Thereafter
Convertible debt	$128,250	$—	$—	$128,250	$—
Interest on convertible debt	17,955	2,565	10,260	5,130	—
Other debts	14,966	673	12,655	1,090	548
Capital Lease	1,456	492	937	27	—
Operating leases	48,824	6,759	23,792	9,687	8,586
Purchase commitments	30,852	28,148	2,704	—	—
Total contractual obligations	$242,303	$38,637	$50,348	$144,184	$9,134
Other commercial commitments:
Standby letters of credit	$722	$14	$708	$—	$—
Total commercial commitments	$722	$14	$708	$—	$—

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2017.

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
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 96% of our consolidated net revenue in the six months ended June 30, 2017, recorded net billings denominated in foreign currencies of approximately 20% of their net billings in the first six months of 2017, compared to 10% in the corresponding period in 2016. The increase was primarily due to the acquisition of TVN which increased our foreign customer base. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekels.
We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.

Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)

We enter into forward currency contracts to hedge foreign currency denominated monetary assets and liabilities. These derivative instruments are marked to market through earnings each accounting period and mature generally within three months. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Condensed Consolidated Statement of Operations, net and are largely offset by the changes in the fair value of the underlying assets or liabilities being hedged.

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Purchase	$9,911	$4,056
Sell	$5,970	$11,157

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable investment securities and outstanding debt arrangements with variable rate interests.
As of June 30, 2017, our cash and cash equivalents totaled $52.9 million. We had $6.9 million of short-term investments at December 31, 2016 and these investments were sold during the first quarter of 2017. We had no short-term investments as of June 30, 2017.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at June 30, 2017 was $16.4 million, of which $1.5 million relates to obligations under capital leases with fixed interest rates. The remaining $14.9 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years; expiring from 2017 through 2023. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 11, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information). As of June 30, 2017, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by less than $0.3 million annually.
As of June 30, 2017, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. With effect from January 1, 2017, TVN is fully integrated into our overall internal control over financial reporting process. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2017, the court issued a scheduling order consolidating both cases and setting the trial date for November 6, 2017.

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

Revenue derived from customers outside of the U.S. for the six months ended June 30, 2017 and July 1, 2016 represented approximately 62% and 54% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top 10 customers in the six months ended June 30, 2017 and July 1, 2016 accounted for approximately 25% and 34% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

No customer accounted for more than 10% of our net revenue in the six months ended June 30, 2017 and July 1, 2016. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not increase its adoption of our technologies or purchases of our products in connection with the Warrant we issued to them in September 2016, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of June 30, 2017, we had approximately $240.6 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of June 30, 2017, we had 839 employees in our international operations, representing approximately 63% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of June 30, 2017, we maintained facilities in Israel with a total of 179 employees, or approximately 13% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Edge business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

At June 30, 2017, we held 73 issued U.S. patents and 44 issued foreign patents, and had 84 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash of approximately $52.9 million at June 30, 2017 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

3.2	Amended and Restated Bylaws of Harmonic Inc.

10.1**(i)	Harmonic Inc. 2002 Employee Stock Purchase Plan, as amended and restated effective as of June 13, 2017

10.2**(i)	Harmonic Inc. 1995 Stock Plan, as amended and restated effective as of June 13, 2017

10.3**(i)	Harmonic Inc. 2002 Director Stock Plan, as amended and restated effective as of June 13, 2017

10.4**(ii)	Change of Control Severance Agreement between Harmonic Inc. and Sanjay Kalra, dated June 6, 2017

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and July 1, 2016 (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and July 1, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and July 1, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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
** Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.
(i) Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated June 22, 2017.
(ii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 6, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Sanjay Kalra
Sanjay Kalra
Chief Financial Officer
Date: August 8, 2017