Form 10-Q
period 2017-09-29
HARMONIC INC
filed 2017-11-07
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 29, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on October 30, 2017 was 81,618,569.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 29, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$50,039	$55,635
Short-term investments	—	6,923
Accounts receivable, net	71,582	86,765
Inventories	31,754	41,193
Prepaid expenses and other current assets	22,682	26,319
Total current assets	176,057	216,835
Property and equipment, net	30,731	32,164
Goodwill	241,932	237,279
Intangibles, net	23,316	29,231
Other long-term assets	39,926	38,560
Total assets	$511,962	$554,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$7,434	$7,275
Accounts payable	31,839	28,892
Income taxes payable	1,411	1,166
Deferred revenue	52,811	52,414
Accrued and other current liabilities	52,828	55,150
Total current liabilities	146,323	144,897
Convertible notes, long-term	107,318	103,259
Other debts and capital lease obligations, long-term	15,439	13,915
Income taxes payable, long-term	591	2,926
Deferred tax liabilities, long-term	327	—
Other non-current liabilities	21,366	18,431
Total liabilities	291,364	283,428
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 81,606 and 78,456 shares issued and outstanding at September 29, 2017 and December 31, 2016, respectively	82	78
Additional paid-in capital	2,267,213	2,254,055
Accumulated deficit	(2,045,967)	(1,976,222)
Accumulated other comprehensive loss	(730)	(7,270)
Total stockholders’ equity	220,598	270,641
Total liabilities and stockholders’ equity	$511,962	$554,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Revenue:
Product	$58,161	$70,285	$158,657	$205,342
Services	33,853	31,121	98,615	87,467
Total net revenue	92,014	101,406	257,272	292,809
Cost of revenue:
Product	27,736	34,460	85,843	105,698
Services	17,253	15,583	50,181	44,054
Total cost of revenue	44,989	50,043	136,024	149,752
Total gross profit	47,025	51,363	121,248	143,057
Operating expenses:
Research and development	21,289	24,202	73,226	74,272
Selling, general and administrative	37,121	36,112	104,377	105,498
Amortization of intangibles	793	3,009	2,347	9,606
Restructuring and related charges	2,028	(27)	4,084	4,488
Total operating expenses	61,231	63,296	184,034	193,864
Loss from operations	(14,206)	(11,933)	(62,786)	(50,807)
Interest expense, net	(2,794)	(2,734)	(8,064)	(7,806)
Other expense, net	(498)	(328)	(1,828)	(5)
Loss on impairment of long-term investment	—	(1,259)	—	(2,735)
Loss before income taxes	(17,498)	(16,254)	(72,678)	(61,353)
(Benefit from) provision for income taxes	(1,915)	(242)	(1,568)	518
Net loss	$(15,583)	$(16,012)	$(71,110)	$(61,871)

Net loss per share:
Basic and diluted	$(0.19)	$(0.21)	$(0.88)	$(0.80)
Shares used in per share calculation:
Basic and diluted	81,445	78,092	80,618	77,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net loss	$(15,583)	$(16,012)	$(71,110)	$(61,871)
Other comprehensive income (loss) before tax:
Change in unrealized gain on cash flow hedges:
Unrealized gain arising during the period	—	121	—	279
(Gain) loss reclassified into earnings	—	(47)	—	53
	—	74	—	332
Change in unrealized gain (loss) on available-for-sale securities:
Unrealized (loss) gain arising during the period	8	(1,208)	(605)	(1,178)
Loss reclassified into earnings	—	1,259	—	2,735
	8	51	(605)	1,557
Change in foreign currency translation adjustments	2,265	523	7,147	(154)
Other comprehensive income before tax	2,273	648	6,542	1,735
Less: Provision for (benefit from) income taxes	—	(3)	2	20
Other comprehensive income, net of tax	2,273	651	6,540	1,715
Total comprehensive loss	$(13,310)	$(15,361)	$(64,570)	$(60,156)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(71,110)	$(61,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	6,232	12,711
Depreciation	11,045	13,198
Stock-based compensation	11,107	8,542
Amortization of discount on convertible debt and issuance cost	4,060	3,669
Restructuring, asset impairment and loss on retirement of fixed assets	565	1,476
Amortization of non-cash warrant	38	—
Loss on impairment of long-term investment	—	2,735
Foreign currency adjustments	1,795	(911)
Provision for excess and obsolete inventories	5,578	6,246
Allowance for doubtful accounts and returns	4,309	1,222
Other non-cash adjustments, net	298	251
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	11,367	(12,869)
Inventories	6,188	2,225
Prepaid expenses and other assets	6,702	(5,938)
Accounts payable	2,129	2,505
Deferred revenue	(1,098)	20,038
Income taxes payable	(2,122)	(827)
Accrued and other liabilities	(3,053)	(5,040)
Net cash used in operating activities	(5,970)	(12,638)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(75,669)
Proceeds from maturities of investments	3,106	18,692
Proceeds from sales of investments	3,792	—
Purchases of property and equipment	(9,075)	(11,423)
Net cash used in investing activities	(2,177)	(68,400)
Cash flows from financing activities:
Payment of convertible debt issuance costs	—	(582)
Proceeds from other debts and capital leases	6,344	5,968
Repayment of other debts and capital leases	(7,008)	(8,038)
Proceeds from common stock issued to employees	4,697	3,736
Payment of tax withholding obligations related to net share settlements of restricted stock units	(2,757)	(1,313)
Net cash provided by (used in) financing activities	1,276	(229)
Effect of exchange rate changes on cash and cash equivalents	1,275	(182)
Net decrease in cash and cash equivalents	(5,596)	(81,449)
Cash and cash equivalents at beginning of period	55,635	126,190
Cash and cash equivalents at end of period	$50,039	$44,741

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
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2016 Form 10-K. There have been no significant changes to these policies during the nine months ended September 29, 2017 other than those disclosed in Note 2, “Standards Implemented”.

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

The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt the new standard effective January 1, 2018.

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

The Company is currently evaluating the impact of the new standard on its accounting policies, processes, and system requirements. The Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of software licenses with undelivered features and professional services revenue related to service contracts with acceptance terms as well as contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization.

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

While the Company continues to assess the potential impacts of the new standard, including the areas described above, the Company does not know or cannot yet reasonably estimate quantitative information related to the impact of the new standard on its financial statements at this time.

In January 2016, the FASB issued an accounting standard update which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued an accounting standard update that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 on a retrospective basis, and early adoption is permitted. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued an accounting standard update which requires companies to include restricted cash and restricted cash equivalents in its cash and cash equivalent balances in the statement of cash flows. Transfers between cash, cash equivalents, restricted cash, and restricted cash equivalents are no longer presented in the statement of cash flows. The new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 on a retrospective basis, and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued an accounting standard update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance will be effective for the Company beginning in the first quarter of fiscal 2018 on a prospective basis, and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued a new accounting standard to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. This new standard will be effective for the Company beginning in the first quarter of fiscal 2018 on a retrospective basis and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued a new accounting standard to clarify when to account for a change to the terms or conditions for a share-based payment award as a modification. It requires modification accounting only if the fair value, the vesting condition or the classification of the award changes as a result of the change in terms or conditions. This new standard will be effective for the Company beginning in the first quarter of fiscal 2018 on a prospective basis and early adoption is permitted. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Acquisition- and integration- related expenses

As a result of the TVN acquisition, the Company incurred the acquisition- and integration- related expenses summarized in the table below (in thousands):

	Acquisition-related		Integration-related
	Three months ended	Nine months ended	Three months ended		Nine months ended
	September 30, 2016		September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Product cost of revenue	$—	$—	$—	$119	$342	$610
Research and development	—	—	—	152	7	702
Selling, general and administrative	534	3,855	117	4,365	2,385	6,502
Total acquisition- and integration-related expenses in operating expenses	534	3,855	117	4,636	2,734	7,814
Interest expense, net	—	—	—	98	—	98
Total acquisition- and integration-related expenses	$534	$3,855	$117	$4,734	$2,734	$7,912

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

NOTE 4: SHORT-TERM INVESTMENTS
As of September 29, 2017, the Company has no short-term investments. The following table summarizes the Company’s short-term investments as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Corporate bonds	$6,928	$—	$(5)	$6,923
Total short-term investments	$6,928	$—	$(5)	$6,923
The Company’s short-term investments as of December 31, 2016 had maturities of less than one year. These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheets as they were available for current operations. Realized gains and losses from the sale of investments were not material for the three and nine months ended September 29, 2017 and September 30, 2016.

NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other long-term assets” in the Condensed Consolidated Balance Sheet.

In 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange in London, for $3.3 million. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $0.2 million and $0.8 million at September 29, 2017 and December 31, 2016, respectively. Vislink’s accumulated unrealized (loss) gain, net of taxes was $(0.3) million and $0.3 million at September 29, 2017 and December 31, 2016, respectively.

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

On February 3, 2017, Vislink (from thereon, referred to as Pebble Beach Systems) completed their disposal of its hardware division and changed its name to Pebble Beach Systems. On February 6, 2017, Pebble Beach Systems announced its financial results for fiscal 2016 which showed a significant increase in operating losses. As of September 29, 2017, Pebble Beach Systems’ stock price had declined approximately 82% from the stock price as of December 31, 2016 and Pebble Beach Systems is currently seeking alternatives to maximize value for its shareholders, which could include a sale of the company. In view of Pebble Beach Systems’ potential sale opportunity, the Company determined that the decline in the fair value of Pebble Beach Systems’ investment is not considered permanent yet, and as a result, the cumulative $0.6 million loss in Pebble Beach Systems’ investment in the nine months ended September 29, 2017 was recorded to other comprehensive loss. The Company’s remaining maximum exposure to loss from the Pebble Beach Systems’ investment at September 29, 2017 was approximately $0.5 million, consisting of the carrying value of $0.2 million and the accumulated unrealized loss of $(0.3) million.

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

The Company determined that there were no indicators existing at September 29, 2017 that would indicate that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at September 29, 2017 was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

The Company’s total investments in equity securities of other privately and publicly held companies, as discussed above, were $3.8 million and $4.4 million as of September 29, 2017 and December 31, 2016, respectively, and such investments were considered as long-term investments and were included in “Other long-term assets” in the Condensed Consolidated Balance Sheet.

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
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Accumulated Other Comprehensive Loss (“AOCI”) and Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended		Nine months ended
	Financial Statement Location	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Derivatives designated as hedging instruments:
Gains in AOCI on derivatives (effective portion)	AOCI	$—	$121	$—	$279
Gains (losses) reclassified from AOCI into income (effective portion)	Cost of Revenue	$—	$6	$—	$(7)
	Operating Expense	—	41	—	(46)
	Total	$—	$47	$—	$(53)
Losses recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other expense, net	$—	$(8)	$—	$(57)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other expense, net	$119	$(162)	$(66)	$(496)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekels, Japanese yen and Mexican peso, are summarized as follows (in thousands):

	September 29, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Purchase	$12,925	$4,056
Sell	$1,501	$11,157
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	September 29, 2017	December 31, 2016	Balance Sheet Location	September 29, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$13	$54	Accrued Liabilities	$45	$40
Total derivatives		$13	$54		$45	$40
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of September 29, 2017, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$13	—	$13	$(6)	—	$7
Derivative Liabilities	$45	—	$45	$(6)	—	$39

In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash and as of September 29, 2017, the total compensating balance maintained was $2.5 million.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The estimated fair value of the Company’s convertible notes based on a market approach was approximately $114.2 million and $143.5 million as of September 29, 2017 and December 31, 2016, respectively, and represents a Level 2 valuation. The Company’s other debts and capital leases assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Additionally, the Company considers the carrying amount of its capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates. The other debts and capital leases outstanding as of September 29, 2017 were $22.9 million in the aggregate. (See Note 11, “Convertible Notes, Other debts and Capital Leases” for additional information).
The fair value of the Company’s liability for the TVN voluntary departure plan (“TVN VDP”) as of September 29, 2017 of $6.0 million is classified within Level 3 because discount rates which are unobservable in the market were being used to measure the fair value of this liability. (See Note 10, “Restructuring and related Charges-TVN VDP” for additional information). The fair value of the TVN defined pension benefit plan liability of $5.1 million as of September 29, 2017 is disclosed in Note 12, “Employee Benefit Plans and Stock-based Compensation-TVN Retirement Benefit Plan.”
During the nine months ended September 29, 2017, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 29, 2017
Cash equivalents
Money market funds	$246	$—	$—	$246
Prepaids and other current assets
Derivative assets	—	13	—	13
Other assets
Long-term investment	200	—	—	200
Total assets measured and recorded at fair value	$446	$13	$—	$459
Accrued and other current liabilities
Derivative liabilities	$—	$45	$—	$45
Accrued TVN VDP, current portion	—	—	3,519	3,519
Other non-current liabilities
Accrued TVN VDP, long-term portion	—	—	2,485	2,485
Total liabilities measured and recorded at fair value	$—	$45	$6,004	$6,049
	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Cash equivalents
Money market funds	$8,301	$—	$—	$8,301
Corporate bonds	—	6,923	—	6,923
Prepaids and other current assets
Derivative assets	—	54	—	54
Other assets
Long-term investment	809	—	—	809
Total assets measured and recorded at fair value	$9,110	$6,977	$—	$16,087
Accrued and other current liabilities
Derivative liabilities	$—	$40	$—	$40
Accrued TVN VDP, current portion	—	—	6,597	6,597
Other non-current liabilities
Accrued TVN VDP, long-term portion	—	—	3,053	3,053
Total liabilities measured and recorded at fair value	$—	$40	$9,650	$9,690
NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	September 29, 2017	December 31, 2016
Accounts receivable, net:
Accounts receivable	$77,320	$91,596
Less: allowances for doubtful accounts, returns and discounts	(5,738)	(4,831)
Total	$71,582	$86,765

	September 29, 2017	December 31, 2016
Prepaid expenses and other current assets:
Deferred cost of revenue	$6,217	$6,856
French R&D tax credits receivable(1)	6,475	5,895
Prepaid maintenance, royalty, rent, property taxes and value added tax	4,942	5,526
Prepaid customer incentive(2)	1,124	1,162
Restricted cash(3)	803	731
Other	3,121	6,149
Total	$22,682	$26,319

(1) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credit receivables at September 29, 2017 were approximately $26.5 million and are expected to be recoverable from 2018 through 2021 with $6.5 million reported under “Prepaid and other Current Assets” and $20.0 million reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.
(2) On September 26, 2016, the Company issued a warrant to purchase shares of its common stock (the “Warrant”) to Comcast pursuant to which Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of the Company’s common stock subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of $4.76. The portion of the Warrant which vested on September 26, 2016 had a value of approximately $1.6 million and is deemed a customer incentive paid upfront and cumulatively, $0.5 million of this prepaid incentive has been recorded as a reduction to the Company’s net revenues from Comcast. The remaining $1.1 million of this prepaid incentive is reported as an asset under “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheet as of September 29, 2017. The Company considers this asset to be recoverable based on the expectation of Comcast’s future purchases of the pertinent products.
(3) The restricted cash balances are held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. Additionally, as of September 29, 2017, the Company had approximately $1.2 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. This amount is reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.

	September 29, 2017	December 31, 2016
Inventories:
Raw materials	$3,825	$9,889
Work-in-process	1,290	2,318
Finished goods	14,146	17,776
Service-related spares	12,493	11,210
Total	$31,754	$41,193

	September 29, 2017	December 31, 2016
Property and equipment, net:
Machinery and equipment	$86,971	$97,989
Capitalized software	34,496	34,519
Leasehold improvements	14,745	14,455
Furniture and fixtures	6,797	8,993
Property and equipment, gross	143,009	155,956
Less: accumulated depreciation and amortization	(112,278)	(123,792)
Total	$30,731	$32,164

	September 29, 2017	December 31, 2016
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$14,866	$19,377
Accrued TVN VDP, current (1)	3,519	6,597
Accrued warranty	4,341	4,862
Customer deposits	4,526	4,537
Contingent inventory reserves	3,840	2,210
Accrued Avid litigation settlement, current (2)	2,500	—
Accrued royalty payments	2,325	1,912
Others	16,911	15,655
Total	$52,828	$55,150

(1) See Note 10, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

(2) See Note 18, “Commitments and Contingencies-Legal Proceedings,” for additional information on the Company’s accrual for the Avid litigation settlement.

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

The changes in the carrying amount of goodwill by reportable segments for the nine months ended September 29, 2017 were as follows (in thousands):

	Video	Cable Edge	Total
Balance as of December 31, 2016	$176,519	$60,760	$237,279
Foreign currency translation adjustment	4,603	50	4,653
Balance as of September 29, 2017	$181,122	$60,810	$241,932
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
The Company has not recorded any impairment charges related to goodwill for any prior periods.

Intangible Assets
The following is a summary of intangible assets (in thousands):

		September 29, 2017			December 31, 2016
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	2.4	$31,707	$(19,101)	$12,606	$31,707	$(15,216)	$16,491
Customer relationships/contracts	3.4	44,748	(34,425)	10,323	44,384	(32,098)	12,286
Trademarks and trade names	2.4	641	(254)	387	573	(119)	454
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	N/A	3,011	(3,011)	—	3,011	(3,011)	—
Total identifiable intangibles		$85,607	$(62,291)	$23,316	$85,175	$(55,944)	$29,231

Amortization expense for the identifiable purchased intangible assets for the three and nine months ended September 29, 2017 and September 30, 2016 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Included in cost of revenue	$1,295	$1,380	$3,885	$3,105
Included in operating expenses	793	3,009	2,347	9,606
Total amortization expense	$2,088	$4,389	$6,232	$12,711
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2017 (remaining three months)	$1,296	$794	$2,090
2018	5,180	3,182	8,362
2019	5,180	3,182	8,362
2020	950	3,048	3,998
2021	—	504	504
Total future amortization expense	$12,606	$10,710	$23,316

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
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Restructuring and related charges in:
Product cost of revenue	$549	$(1)	$1,335	$(24)
Operating expenses-Restructuring and related charges	2,028	(27)	4,084	4,488
Total restructuring and related charges	$2,577	$(28)	$5,419	$4,464
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
The Company also incurred $16.9 million of TVN acquisition- and integration-related expenses in 2016 and another $2.7 million in the nine months ended September 29, 2017. The Company expects to continue to have some TVN integration-related costs throughout the remainder of 2017, primarily consisting of outside legal and advisory fees relating to the re-organization of TVN’s legal entities. (See Note 3, “Business Acquisition,” for additional information on TVN acquisition-and integration-related expenses).
In the three and nine months ended September 29, 2017, the Company recorded $0.1 million and $2.9 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, respectively. The restructuring and related charges under the Harmonic 2016 Restructuring Plan in the nine months ended September 29, 2017 consisted of $1.8 million of TVN VDP charges and $1.1 million of severance for 21 non-VDP employees worldwide who were terminated under this plan during the first six months of 2017.

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
The Company accounts for these special termination benefits in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated. Out of the 83 employees who applied for TVN VDP, 11 of them are required to work beyond the minimum statutory notice period into 2017. Based on the application of the accounting guidance, the Company recorded $1.8 million and $13.1 million of TVN VDP costs in the first nine months of 2017 and in the year ended 2016, respectively. Cumulatively, the Company had paid an aggregate of $9.7 million of TVN VDP costs, of which $3.5 million was paid in 2016 and $6.2 million was paid in 2017. The fair value of the TVN VDP liability balance at September 29, 2017 was $6.0 million.
The table below shows the estimated future payments for TVN VDP as of September 29, 2017 (in thousands):

Years ending December 31,
2017 (remaining three months)	$1,145
2018	2,937
2019	1,379
2020	543
Total	$6,004
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

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan during the nine months ended September 29, 2017 (in thousands):

	Excess facilities	VDP (1)	Severance and benefits (2)	Total
Balance at December 31, 2016	$2,375	$9,650	$1,519	$13,544
Charges for 2016 Harmonic Restructuring Plan	73	1,781	1,137	2,991
Adjustments to restructuring provisions	—	—	(7)	(7)
Cash payments	(921)	(6,232)	(2,512)	(9,665)
Foreign exchange gain	—	805	36	841
Balance at September 29, 2017	1,527	6,004	173	7,704
Less: current portion (3)	(730)	(3,519)	(173)	(4,422)
Long-term portion (3)	$797	$2,485	$—	$3,282

(1) See discussion of the TVN VDP above for future estimated payments through 2020.
(2) The Company anticipates that the remaining severance and benefits accrual at September 29, 2017 will be fully paid in 2017.
(3) The current portion and long-term portion of the restructuring liability are reported under “Accrued and other current liabilities” and “Other non-current liabilities”, respectively, on the Company’s Condensed Consolidated Balance Sheets.

Harmonic 2017 Restructuring
In the third quarter of 2017, the Company committed to a new restructuring plan (the “Harmonic 2017 Restructuring Plan”) to better align its operating costs with the continued decline in its net revenues. The restructuring activities under the Harmonic 2017 Restructuring Plan primarily consisted of global workforce reductions and an excess facility closure.

In the three and nine months ended September 29, 2017, the Company recorded $2.4 million of restructuring and related charges under the Harmonic 2017 Restructuring Plan consisting of $2.1 million of employee severance and $0.3 million related to the closure of the Company’s research and development office in New York.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2017

Restructuring Plan during the three months ended September 29, 2017 (in thousands):

	Excess facilities	Non-VDP Severance and benefits	Total
Charges for 2017 Restructuring Plan	318	2,117	2,435
Cash payments	(45)	(1,593)	(1,638)
Non-cash write-offs	58	—	58
Balance at September 29, 2017	331	524	855
Less: current portion (1)	(160)	(524)	(684)
Long-term portion (2)	$171	$—	$171
(1) The Company anticipates that the remaining severance and benefits accrual at September 29, 2017 will be fully paid within the next twelve months.
(2) The current portion and long-term portion of the restructuring liability are reported under “Accrued and other current liabilities” and “Other non-current liabilities”, respectively, on the Company’s Condensed Consolidated Balance Sheets.

NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND CAPITAL LEASES
4.00% Convertible Senior Notes
In December 2015, the Company issued $128.25 million in aggregate principal amount of 4.0% unsecured convertible senior notes due December 1, 2020 (the “offering” or “Notes”, as applicable) through a private placement with a financial institution. The Notes do not contain any financial covenants and the Company can settle the Notes in cash, shares of common stock, or any combination thereof. The Notes can be converted under certain circumstances described below, based on an initial conversion rate of 173.9978 shares of common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $5.75  per share). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year.
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
Prior to September 1, 2020, holders of the Notes may convert the Notes at their option only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 1, 2016, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.
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
The following table presents the components of the Notes as of September 29, 2017 and December 31, 2016 (in thousands, except for years and percentages):

	September 29, 2017	December 31, 2016
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(18,680)	(22,302)
Less: Debt issuance costs, net of amortization	(2,252)	(2,689)
Carrying amount	$107,318	$103,259
Remaining amortization period (years)	3.2	3.9
Effective interest rate on liability component	9.94%	9.94%

Equity:
Value of conversion option	$26,925	$26,925
Less: Equity issuance costs	(863)	(863)
Carrying amount	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Contractual interest expense	$1,283	$1,283	$3,848	$3,848
Amortization of debt discount	1,235	1,117	3,623	3,274
Amortization of debt issuance costs	149	135	437	395
Total interest expense recognized	$2,667	$2,535	$7,908	$7,517

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	September 29, 2017	December 31, 2016
Financing from French government agencies related to various government incentive programs (1)	$20,205	$17,930
Term loans (2)	1,334	1,400
Obligations under capital leases	1,334	1,860
Total debt obligations	22,873	21,190
Less: current portion	(7,434)	(7,275)
Long-term portion	$15,439	$13,915
(1) As of September 29, 2017, the Company’s TVN French Subsidiary had an aggregate of $20.2 million of loans due to various financing programs of French government agencies, $17.3 million of which are related to loans backed by R&D tax credit receivables. As of September 29, 2017, the TVN French Subsidiary had an aggregate of $26.5 million of R&D tax credit receivables from the French government from 2018 through 2021. (See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets,” for more information). These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2018 through 2020. The remaining loans of $2.9 million at September 29, 2017 primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates and these loans mature between 2020 through 2023.

(2) One of the term loans with a certain financial institution contains annual covenants that require the TVN French Subsidiary to maintain a minimum working capital balance and various other financial covenants and restrictions that limit the French Subsidiary’s ability to incur additional indebtedness. The annual covenant is based on French statutory year-end results and the TVN French Subsidiary failed the 2016 covenant test primarily due to the Company’s plan to integrate TVN’s operations into other subsidiaries for tax planning and logistics purposes. In early 2017, the Company informed the financial institution of the 2016 covenant test results and was told by the financial institution to continue with the original payment schedule. The Company reported the entire loan balance with this financial institution under “Other debts and capital lease obligations, current” in the Condensed Consolidated Balance Sheets. The loan balance was approximately $0.4 million at both September 29, 2017 and December 31, 2016.

Future minimum repayments

The table below shows the future minimum repayments of debts and capital lease obligations for TVN as of September 29, 2017 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2017 (remaining three months)	$305	$616
2018	864	6,058
2019	93	6,995
2020	50	6,800
2021	22	505
Thereafter	—	565
Total	$1,334	$21,539

Line of Credit
On September 27, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed up to 85% of the Company’s eligible receivables. Prior to November 1, 2017, the Company may borrow up to $7.5 million in excess of the borrowing base limit, calculated based on eligible accounts receivable balances. Under the terms of the Loan Agreement, the Company may also request letters of credit from the Bank. The proceeds of any loans under the Loan Agreement will be used for working capital and general corporate purposes.
There were no borrowings under the Loan Agreement from the closing of the Loan Agreement through September 29, 2017.
Loans under the Loan Agreement will bear interest, at the Company’s option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate (each as customarily defined), plus an applicable margin. The applicable margin for LIBOR rate advances is 2.25%. There will be no applicable margin for prime rate advances when the Company is in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and a 0.25% margin for prime rate advances when the Company is not in compliance with the Liquidity Requirement. The Company may not request LIBOR advances when it is not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity.
The Company’s obligations under the revolving credit facility are secured by a security interest on substantially all of its assets, excluding intellectual property.
The Loan Agreement contains customary affirmative and negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, enter into affiliate transactions, repurchase stock and make investments, in each case subject to certain exceptions. The Company must comply with financial covenants requiring it to maintain (i) a short-term asset to short-term liabilities ratio of at least 1.10 to 1.00 and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. The Company must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to (i) at least $15.0 million at all times on or prior to October 31, 2017 and (ii) at least $10.0 million at all times on and after November 1, 2017. As of September 29, 2017, the Company was in compliance with the covenants under the Loan Agreement.

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
The following table summarizes the Company’s stock option, restricted stock units (“RSUs”), performance-based stock awards (“PRSUs”) and market-based awards activities during the nine months ended September 29, 2017 (in thousands, except per share amounts):

		Stock Options Outstanding		RSUs Outstanding**
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	3,912	5,019	$6.01	3,864	$4.26
Authorized	7,400	—	—	—	—
Granted*	(4,446)	30	5.10	2,943	5.40
Options exercised	—	(97)	3.03	—	—
Shares released	—	—	—	(2,244)	4.12
Forfeited*	2,490	(717)	5.95	(1,182)	5.05
Balance at September 29, 2017	9,356	4,235	$6.09	3,381	$5.04
* Grants of RSUs and any non-statutory stock options issued at prices less than the fair market value on the date of grant decrease the plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited.
** The preceding table includes PRSUs and market-based award activities during the nine months ended September 29, 2017.
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
Market-based awards

In the nine months ended September 29, 2017, the Company granted 344,500 RSUs to its key executives and certain eligible employees that may vest during a three-year period as part of its long-term incentive program. The vesting conditions of these awards are tied to the market value of the Company's common stock. The fair value of these shares was estimated using a Monte-Carlo simulation.

The following table summarizes information about stock options outstanding as of September 29, 2017 (in thousands, except per share amounts and terms):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	4,176	$6.10	3.1	$84
Exercisable	3,505	6.31	2.7	84
The intrinsic value of options vested and expected to vest and exercisable as of September 29, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 29, 2017. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The intrinsic value of options exercised during the three and nine months ended September 29, 2017 was $6,000 and $0.3 million, respectively. The intrinsic value of options exercised during both the three months and nine months ended September 30, 2016 was $0.1 million.

The following table summarizes information about RSUs and PRSUs outstanding as of September 29, 2017 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,759	0.8	$8,415
The fair value of RSUs and PRSUs vested and expected to vest as of September 29, 2017 is calculated based on the fair value of the Company’s common stock as of September 29, 2017.
Employee Stock Purchase Plan (“ESPP”)
The Company’s stockholders approved an amendment to the 2002 Employee Stock Purchase Plan (the “ESPP”) at the 2017 Annual Meeting which increased the number of shares of common stock reserved for issuance under the ESPP by 1,500,000 shares. As of September 29, 2017, the number of shares of common stock available for issuance under the ESPP was 1,114,796. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period.
Retirement Benefit Plan
As part of the TVN acquisition the Company assumed obligations under a defined benefit pension plan. The plan is unfunded and there are no contributions to the plan required by any laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below shows the components of net periodic benefit costs (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$55	$70	$165	$164
Interest cost	16	29	48	68
Recognized net actuarial loss	1	—	4	—
Net periodic benefit cost included in operating loss	$72	$99	$217	$232
The present value of the Company’s pension obligation as of September 29, 2017 was $5.1 million, of which $55,000 was reported under “Accrued and other liabilities” and $5.0 million was reported under “Other non-current liabilities” on the Company’s

Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2016 was $4.3 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the nine months ended September 29, 2017 and September 30, 2016 were $326,000 and $316,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Stock-based compensation in:
Cost of revenue	$478	$360	$1,623	$1,011
Research and development expense	1,183	771	3,496	2,581
Selling, general and administrative expense	2,059	1,549	5,988	4,950
Total stock-based compensation in operating expense	3,242	2,320	9,484	7,531
Total stock-based compensation	$3,720	$2,680	$11,107	$8,542
As of September 29, 2017, the Company had approximately $13.5 million of unrecognized stock-based compensation expense related to unvested stock options and awards that are expected to be recognized over a weighted-average period of approximately 1.6 years.
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

	Employee Stock Options
	Three months ended	Nine months ended
	September 30, 2016	September 29, 2017	September 30, 2016
Expected term (years)	4.30	4.60	4.30
Volatility	39%	43%	36%
Risk-free interest rate	1.0%	1.7%	1.4%
Expected dividends	0.0%	0.0%	0.0%
There were no employee stock options granted in the three months ended September 29, 2017.

	ESPP Purchase Period Ending
	December 31, 2017	June 30, 2017	December 31, 2016	July 1, 2016
Expected term (years)	0.50	0.49	0.50	0.5
Volatility	43%	41%	70%	54%
Risk-free interest rate	1.2%	1.0%	0.6%	0.4%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.42	$1.40	$1.04	$1.19
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
Total compensation cost recognized related to these market-based awards was approximately $0.4 million and $0.8 million for the three and nine months ended September 29, 2017, respectively. As of September 29, 2017, $0.5 million of total unrecognized compensation cost related to these awards is expected to be recognized over a weighted-average period of approximately 0.56 years.

The weighted-average fair value per share of options granted was $1.00 for the three months ended September 30, 2016. There were no options granted during the three months ended September 29, 2017. The weighted-average fair value per share of options granted was $1.85 and $0.97 for the nine months ended September 29, 2017 and September 30, 2016, respectively.

The fair value of all stock options vested during the three months ended September 29, 2017 and September 30, 2016 was $0.3 million and $0.4 million, respectively. The fair value of all stock options vested during the nine months ended September 29, 2017 and September 30, 2016 was $1.4 million and $1.8 million, respectively.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three and nine months ended September 29, 2017 and September 30, 2016, respectively.

The aggregate fair value of RSUs and PRSUs released during the three months ended September 29, 2017 and September 30, 2016 was $1.9 million and $1.6 million, respectively. The aggregate fair value of RSUs and PRSUs released during the nine months ended September 29, 2017 and September 30, 2016 was $9.2 million and $8.6 million, respectively.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Loss before income taxes	$(17,498)	$(16,254)	$(72,678)	$(61,353)
(Benefit from) provision for income taxes	(1,915)	(242)	(1,568)	518
Effective income tax rate	10.9%	1.5%	2.2%	(0.8)%
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
The Company’s effective income tax rate of 2.2% for the nine months ended September 29, 2017 was different from the U.S. federal statutory rate of 35%, primarily due to the Company’s geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, in the first quarter of 2017, the Company was able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of the Company’s two subsidiaries in Israel, which was approved by the Israeli government in the first quarter of 2017. In the third quarter of 2017, the Company recorded $2.4 million of tax benefit associated with the release of tax reserves for uncertain tax positions resulting from the expiration of the statutes of limitations on the Company’s US corporate tax returns for the 2013 tax year. For the nine months ended September 29, 2017, the remaining discrete adjustments to the Company's tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.
The Company's effective income tax rate of (0.8)% for the nine months ended September 30, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2014 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2016 tax years generally remain subject to examination by their respective tax authorities. In 2016, the U.S. Internal Revenue Service concluded its examination of the Company’s income tax return for the tax year 2012, which commenced in August 2015. In addition, a subsidiary of the Company was under audit for the 2012 and 2013 tax years, which commenced in 2015, by the Israel tax authority and concluded with no adjustment. If, upon the conclusion of an audit, the ultimate determination of taxes owed in the jurisdictions under audit is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.
As of September 29, 2017, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.6 million, of which $0.7 million would affect the Company’s effective tax rate if the benefits are eventually recognized. The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.4 million of gross interest and penalties accrued as of September 29, 2017. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of September 29, 2017, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $0.5 million due to expiration of the applicable statutes of limitations over the next 12 months.

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

NOTE 14: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Numerator:
Net loss	$(15,583)	$(16,012)	$(71,110)	$(61,871)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	81,445	78,092	80,618	77,475
Net loss per share:
Basic and diluted	$(0.19)	$(0.21)	$(0.88)	$(0.80)
The diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 29, 2017 and September 30, 2016 because potential common shares are only considered when their effect would be dilutive. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Stock options	4,377	5,193	4,628	5,389
RSUs	3,213	2,800	3,107	2,273
Stock purchase rights under the ESPP	1,118	1,212	630	641
Warrants (1)	782	43	782	14
Total	9,490	9,248	9,147	8,317
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

The Warrant is considered an incentive for Comcast to purchase certain of the Company’s products. Therefore the value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. The portion of the Warrant which vested on September 26, 2016 had a value of approximately $1.6 million and is deemed a customer incentive paid upfront and cumulatively, $0.5 million of this prepaid incentive has been recorded as a reduction to the Company’s net revenues from Comcast. The remaining $1.1 million of this prepaid incentive is reported as an asset under “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheet as of September 29, 2017. The Company considers this asset to be recoverable based on the expectation of Comcast’s future purchases of the pertinent products.

NOTE 16: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Actuarial Loss	Total
Balance as of December 31, 2016	$(7,267)	$276	$(279)	$(7,270)
Other comprehensive income (loss) before reclassifications	7,147	(605)	—	6,542
Provision for income taxes	—	(2)	—	(2)
Balance as of September 29, 2017	$(120)	$(331)	$(279)	$(730)

The effects of amounts reclassified from AOCI into the Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Gains (losses) on cash flow hedges from foreign currency contracts:
Cost of revenue	$—	$6	$—	$(7)
Operating expenses	—	41	—	(46)
Total reclassifications from AOCI	$—	$47	$—	$(53)
As of September 29, 2017, there was no AOCI balance, and during the nine months ended September 29, 2017, there were no reclassifications from AOCI, as there were no cash flow hedge contracts outstanding at September 29, 2017 and December 31, 2016.
Common Stock Repurchases
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
The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net revenue:
Video	$84,155	$91,353	$231,876	$246,949
Cable Edge	7,859	10,053	25,396	45,860
Total consolidated net revenue	$92,014	$101,406	$257,272	$292,809

Operating income (loss):
Video	$7,009	$4,886	$(7,774)	$(1,943)
Cable Edge	(5,357)	(4,767)	(18,848)	(7,118)
Total segment operating (loss) income	1,652	119	(26,622)	(9,061)
Unallocated corporate expenses	(10,050)	(4,983)	(18,825)	(20,493)
Stock-based compensation	(3,720)	(2,680)	(11,107)	(8,542)
Amortization of intangibles	(2,088)	(4,389)	(6,232)	(12,711)
Loss from operations	(14,206)	(11,933)	(62,786)	(50,807)
Non-operating expense, net	(3,292)	(4,321)	(9,892)	(10,546)
Loss before income taxes	$(17,498)	$(16,254)	$(72,678)	$(61,353)

NOTE 18: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of September 29, 2017 are as follows (in thousands):

Years ending December 31,
2017 (remaining three months)	$3,359
2018	13,053
2019	11,607
2020	8,218
2021	2,738
Thereafter	11,169
Total	$50,144

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

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Balance at beginning of period	$4,142	$5,095	$4,862	$3,913
Balance assumed from TVN acquisition	—	—	—	1,012
Accrual for current period warranties	1,354	1,552	3,849	4,527
Changes in liability related to pre-existing warranties	—	(99)	—	(173)
Warranty costs incurred	(1,155)	(1,469)	(4,370)	(4,200)
Balance at end of period	$4,341	$5,079	$4,341	$5,079
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $27.8 million of non-cancelable commitments to purchase inventories and other commitments as of September 29, 2017.
Standby Letters of Credit and Guarantees
The Company’s financial guarantees consisted of standby letters of credit and bank guarantees. As of September 29, 2017, the Company had $0.8 million of standby letters of credit outstanding primarily related to its credit card facility in Switzerland and, to a lesser extent, performance bond and state requirements imposed on employers. In addition, the Company had $1.9 million of bank guarantees outstanding as of September 29, 2017, of which $1.3 million was related to a building lease for the TVN French Subsidiary, $0.3 million was related to the building leases in Israel, and the remaining amount was mostly related to performance bonds issued to customers of the TVN French Subsidiary.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 29, 2017.

Legal proceedings
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that our MediaGrid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of us, rejecting Avid’s infringement allegations in their entirety. In January 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit. In January 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that our Spectrum product infringes one patent held by Avid. The complaint sought injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. In July 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11-16 in September 2014, and the Federal Circuit affirmed the PTAB’s decision in April 2016.

In July 2017, the court issued a scheduling order consolidating both cases and setting the trial date for November 6, 2017.

On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. The settlement included a multi-year patent portfolio cross-license. In connection with the agreement, the Company recorded a $6.0 million litigation settlement expense in the three months ended September 29, 2017 and this expense is included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statement of Operations. The associated $6.0 million settlement liability is recorded as $2.5 million and $3.5 million in “Accrued Liabilities” and “Other non-current liabilities”, respectively, in the Company’s Condensed Consolidated Balance Sheets as of September 29, 2017. On October 24, 2017, the Company paid the first $2.5 million to Avid in accordance with the terms of the settlement agreement and the remaining $1.5 million and $2.0 million will be paid in the second quarter of 2019 and the third quarter of 2020, respectively.

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
Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	expectations regarding the impact of our TVN acquisition;

•	expectations regarding our CableOS solutions;

•	expectations regarding the impact of the Warrant issued to Comcast on our business;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of our restructuring plans;

•	the impact of governmental regulation;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;

•	expectations and estimates related to goodwill and intangible assets and their associated carrying value;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 50 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW
We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video and broadband services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones.

We do business in three geographic regions: the Americas, EMEA, and APAC and operate in two segments, Video and Cable Edge. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telecommunications (“telco”) Pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming new media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Cable Edge business sells cable access solutions and related services, primarily to cable operators globally.

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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three and nine months ended September 29, 2017 accounted for 28% and 26% of our net revenue, respectively, compared to 28% and 30%, respectively, for the corresponding periods in 2016. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During each of the three and nine months ended September 29, 2017, as well as the corresponding periods in 2016, no customer accounted for more than 10% of our net revenue. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $9.4 million, or 9%, in the three months ended September 29, 2017, compared to the corresponding period in 2016, due to a $7.2 million decrease in our Video segment revenue and a $2.2 million decrease in our Cable Edge segment revenue. Our net revenue decreased $35.5 million, or 12%, in the nine months ended September 29, 2017, compared to the corresponding period in 2016, due to a $20.4 million decrease in our Cable Edge segment revenue and a $15.1 million decrease in our Video segment revenue. The decreases in our Video segment revenue in the three and nine month periods were primarily due to a shift in customer demand from our traditional linear broadcast pay-tv systems to our over-the-top (“OTT”) solutions sold as either software appliances, perpetual software licenses or SaaS subscriptions. The decreases in our Cable Edge segment revenue in the three and nine month periods were primarily due to continued weak demand for our legacy Cable Edge products due to a technology transition in the industry from legacy EdgeQAM consumption used to deliver broadcast pay-tv services to a new architecture capable of delivering converged video and IP data services. We expect Cable Edge net revenue to improve in the fourth quarter of 2017, with a more significant improvement through 2018.
Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture and Ultra HD. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the simultaneous distribution of linear and on-demand, OTT, and new mobile video services. We believe we are well positioned to address these opportunities as we continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions and services, including SaaS subscription OTT solutions, enabling video compression and processing through our VOS software platform running on standard off-the-shelf servers, data centers and in the cloud.
Our Cable Edge strategy is to become a major player in the approximately $2 billion to $3 billion converged cable access platform (“CCAP”) market by delivering disruptive new virtualized DOCSIS 3.1 CMTS technology and related CCAP architectures, which we collectively refer to as CableOS. In the meantime, our Cable Edge segment is experiencing declining demand as our customers have decreased spending on our legacy Cable Edge products to prepare for the adoption of new virtualized DOCSIS 3.1 CMTS solutions and distributed access architectures. While these trends present near-term challenges for us, we believe we have made significant progress in the development of CableOS with expanded commercial deployments, field trials, and customer engagements since our first shipment in late 2016.
To support our Cable Edge strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast a Warrant to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS CCAP systems. Pursuant to the Warrant, Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. Because the Warrant is considered an incentive for Comcast to purchase certain of the Company’s products, the value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 15, “Warrants,” of the Notes to our Condensed Consolidated Financial Statements for additional information).
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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our critical accounting policies, judgments and estimates are disclosed in in our 2016 Annual Report on Form 10-K, as filed with the SEC.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three and nine months ended September 29, 2017 and September 30, 2016 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 29, 2017	September 30, 2016	Q3 FY17 vs Q3 FY16		September 29, 2017	September 30, 2016	Q3 FY17 YTD vs Q3 FY16 YTD
Segment:
Video	$84,155	$91,353	$(7,198)	(8)%	$231,876	$246,949	$(15,073)	(6)%
Cable Edge	7,859	10,053	(2,194)	(22)%	25,396	45,860	(20,464)	(45)%
Total net revenue	$92,014	$101,406	$(9,392)	(9)%	$257,272	$292,809	$(35,537)	(12)%

Segment revenue as a % of total net revenue:
Video	91%	90%			90%	84%
Cable Edge	9%	10%			10%	16%
The following table presents the breakdown of revenue by geographical region for the three and nine months ended September 29, 2017 and September 30, 2016 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 29, 2017	September 30, 2016	Q3 FY17 vs Q3 FY16		September 29, 2017	September 30, 2016	Q3 FY17 YTD vs Q3 FY16 YTD
Geography:
Americas	$48,656	$47,856	$800	2%	$127,173	$154,513	$(27,340)	(18)%
EMEA	27,528	32,405	(4,877)	(15)%	77,920	85,716	(7,796)	(9)%
APAC	15,830	21,145	(5,315)	(25)%	52,179	52,580	(401)	(1)%
Total net revenue	$92,014	$101,406	$(9,392)	(9)%	$257,272	$292,809	$(35,537)	(12)%

Regional revenue as a % of total net revenue:
Americas	53%	47%			49%	53%
EMEA	30%	32%			30%	29%
APAC	17%	21%			21%	18%

Our Video segment net revenue decreased 8% in the three months ended September 29, 2017, compared to the corresponding period in 2016, due to a $9.1 million decrease in video product revenue, offset in part by a $1.9 million increase in video service revenue. Our Video segment net revenue decreased 6% in the nine months ended September 29, 2017, compared to the corresponding period in 2016, due to a $24.6 million decrease in video product revenue, offset in part by a $9.5 million increase in video service revenue. The decreases in our Video product revenue in the three and nine month periods were primarily due to our customers’ conversion to software OTT solutions and associated decelerating investment in traditional broadcast pay-tv systems. The decrease in our Video segment net revenue in the nine months ended September 29, 2017, was partially offset by higher revenue due to the inclusion of two more months of TVN post acquisition revenue in the nine months ended September 29, 2017, compared to the nine months ended September 30, 2016.
Our Cable Edge segment net revenue decreased 22% and 45%, in the three and nine months ended September 29, 2017, respectively, compared to the corresponding periods in 2016. The decreases were primarily attributable to softer demand for legacy EdgeQAM technologies as some of our customers are deferring purchases while planning to adopt virtualized DOCSIS 3.1 technologies and CCAP architectures. Several of our customers have started this transition, leveraging our CableOS solutions to enhance service delivery and operational efficiencies.
Net revenue in the Americas increased 2% in the three months ended September 29, 2017, compared to the corresponding period in 2016, due to an increase in both service provider and broadcast and media demand for our live and premium quality OTT solutions, and to a lesser extent services. Net revenue in the Americas decreased 18% in the nine months ended September 29, 2017, compared to the corresponding period in 2016, primarily due to the pending service provider transition to new CCAP technologies and, to a lesser extent, the transition from broadcast pay-tv to OTT and from hardware to software across all customer verticals. This decline was partially offset by improving service revenue, which demonstrated sequential growth through the first three quarters of 2017.

EMEA net revenue decreased 15% and 9%, in the three and nine months ended September 29, 2017, respectively, compared to the corresponding periods in 2016, due to a decelerating investment in traditional pay-tv broadcast and media infrastructure, offset in part by increased investment in our live and premium quality OTT software solutions for the delivery of new IP-based video services in both our service provider and broadcast and media customer verticals.

APAC net revenue decreased 25% in the three months ended September 29, 2017 compared to the corresponding period in 2016, due to softer demand from both our service provider and broadcast and media customers for our Video and Cable Edge products, offset in part by an increase in service revenue. APAC net revenue decreased 1% in the nine months ended September 29, 2017, compared to the corresponding period in 2016, due to softer demand for our Cable Edge products, partially offset by improved service provider demand for our Video products and services.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and nine months ended September 29, 2017 and September 30, 2016 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 29, 2017	September 30, 2016	Q3 FY17 vs Q3 FY16		September 29, 2017	September 30, 2016	Q3 FY17 YTD vs Q3 FY16 YTD
Gross profit	$47,025	$51,363	$(4,338)	(8)%	$121,248	$143,057	$(21,809)	(15)%
As a percentage of net revenue (“gross margin”)	51.1%	50.7%	0.4%		47.1%	48.9%	(1.8)%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.
Gross margin increased 0.4% in the three months ended September 29, 2017, compared to the corresponding period in 2016, primarily due to a more favorable product mix. Gross margin decreased 1.8% in the nine months ended September 29, 2017, compared to the corresponding period in 2016, primarily due to lower service margins and higher inventory obsolescence charges for our legacy broadcast video inventory as a result of reduced demand. These unfavorable margin impacts were offset in part by a $1.2 million decrease in inventory obsolescence charge for our older Cable Edge product lines in the nine months ended September 29, 2017, compared to the corresponding period last year.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and nine months ended September 29, 2017 and September 30, 2016 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 29, 2017	September 30, 2016	Q3 FY17 vs Q3 FY16		September 29, 2017	September 30, 2016	Q3 FY17 YTD vs Q3 FY16 YTD
Research and development	$21,289	$24,202	$(2,913)	(12)%	$73,226	$74,272	$(1,046)	(1)%
As a percentage of net revenue	23.1%	23.9%			28.5%	25.4%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in the three months ended September 29, 2017 decreased 12%, compared to the corresponding period in 2016, primarily due to lower project material and outside consulting spending due to the completion of certain research and development projects in early 2017, lower employee compensation costs due to headcount reduction, and lower outside engineering services due to cost reduction efforts.
Research and development expenses in the nine months ended September 29, 2017 decreased 1%, compared to the corresponding period in 2016, primarily due to cost reduction efforts in the third quarter of 2017, offset partially by higher research and development expenses from the inclusion of two more months of post-acquisition TVN research and development expenses in the nine months ended September 30, 2016.
Our TVN French Subsidiary participates in the French CIR program which allows companies to monetize eligible research expenses. We recognize R&D tax credits receivable from the French government for spending on innovative research and development as an offset to research and development expenses.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and nine months ended September 29, 2017 and September 30, 2016 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 29, 2017	September 30, 2016	Q3 FY17 vs Q3 FY16		September 29, 2017	September 30, 2016	Q3 FY17 YTD vs Q3 FY16 YTD
Selling, general and administrative	$37,121	$36,112	$1,009	3%	$104,377	$105,498	$(1,121)	(1)%
As a percentage of net revenue	40.3%	35.6%			40.6%	36.0%

Selling, general and administrative expenses in the three months ended September 29, 2017 increased 3%, compared to the corresponding period in 2016, primarily due to a $6.0 million charge recorded during the third quarter of 2017 for the settlement of Avid litigation and higher Avid legal fees (See Note 18, “Commitments and Contingencies-Legal Proceedings,” for additional information on the Avid litigation), offset in part by higher TVN acquisition- and integration-related expense incurred in the third quarter of 2016, compared to the third quarter of 2017. (See Note 3, “Business Acquisition,” for additional information on TVN acquisition- and integration-related expenses).

Selling, general and administrative expenses in the nine months ended September 29, 2017 decreased 1%, compared to the corresponding period in 2016, primarily due to higher TVN acquisition- and integration-related expense incurred in the nine months of 2016, offset in part by a $6.0 million charge recorded during the third quarter of 2017 for the settlement of Avid litigation and higher Avid legal fees in the nine months ended September 29, 2017, compared to the corresponding period in 2016.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and nine months ended September 29, 2017 and September 30, 2016 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 29, 2017	September 30, 2016	Q3 FY17 vs Q3 FY16		September 29, 2017	September 30, 2016	Q3 FY17 YTD vs Q3 FY16 YTD
Video	$7,009	$4,886	$2,123	43%	$(7,774)	$(1,943)	$(5,831)	300%
Cable Edge	(5,357)	(4,767)	(590)	12%	(18,848)	(7,118)	(11,730)	165%
Total segment operating income (loss)	$1,652	$119	$1,533	1,288%	$(26,622)	$(9,061)	$(17,561)	194%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	8.3%	5.3%	3.0%		(3.4)%	(0.8)%	(2.6)%
Cable Edge	(68.2)%	(47.4)%	(20.8)%		(74.2)%	(15.5)%	(58.7)%
Video segment operating margin increased 3.0% in the three months ended September 29, 2017 compared to the corresponding period in 2016, primarily due to lower spending in research and development expenses as some projects were completed in early 2017, and a more favorable product mix. Video segment operating margin decreased 2.6% in the nine months ended September 29, 2017 compared to the corresponding period in 2016, primarily due to a 6.1% decrease in Video segment revenue in the nine months ended September 29, 2017, as well as lower service margin and higher inventory obsolescence charges for our legacy broadcast video inventory due to reduced demand.
Cable Edge segment operating margin loss increased 20.8% in the three months ended September 29, 2017 compared to the corresponding period in 2016, primarily due to a 21.8% decrease in Cable Edge segment revenue as well as increased service costs in the same period, partially offset by lower operating expenses due to cost reduction efforts. Cable Edge segment operating margin loss increased 58.7% in the nine months ended September 29, 2017 compared to the corresponding period in 2016, primarily due to a 44.6% decrease in Cable Edge segment revenue in the nine months ended September 29, 2017, compared to the corresponding periods in 2016, as well as higher research and development expenses for CableOS development in 2017. These unfavorable operating margin impacts were offset in part by a lower inventory obsolescence charge for our older Cable Edge product lines in the nine months ended September 29, 2017, compared to the corresponding period last year.

The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Total segment operating income (income)	$1,652	$119	$(26,622)	$(9,061)
Unallocated corporate expenses	(10,050)	(4,983)	(18,825)	(20,493)
Stock-based compensation	(3,720)	(2,680)	(11,107)	(8,542)
Amortization of intangibles	(2,088)	(4,389)	(6,232)	(12,711)
Loss from operations	(14,206)	(11,933)	(62,786)	(50,807)
Non-operating expense, net	(3,292)	(4,321)	(9,892)	(10,546)
Loss before income taxes	$(17,498)	$(16,254)	$(72,678)	$(61,353)
Unallocated Corporate Expenses
We do not allocate amortization of intangibles, stock-based compensation, restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and nine months ended September 29, 2017 and September 30, 2016 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 29, 2017	September 30, 2016	Q3 FY17 vs Q3 FY16		September 29, 2017	September 30, 2016	Q3 FY17 YTD vs Q3 FY16 YTD
Amortization of intangibles	$793	$3,009	$(2,216)	(74)%	$2,347	$9,606	$(7,259)	(76)%
As a percentage of net revenue	0.9%	3.0%			0.9%	3.3%
The decrease in amortization of intangibles expense in the three and nine months ended September 29, 2017, compared to the corresponding periods in 2016, was primarily due to certain purchased tangible assets from prior business acquisition becoming fully amortized.

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
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Restructuring and related charges in:
Product cost of revenue	$549	$(1)	$1,335	$(24)
Operating expenses-Restructuring and related charges	2,028	(27)	4,084	4,488
Total restructuring and related charges	$2,577	$(28)	$5,419	$4,464
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

We also incurred $16.9 million of TVN acquisition- and integration-related expenses in 2016 and another $2.7 million in the nine months ended September 29, 2017. We expect to continue to have some TVN integration-related costs throughout the remainder of 2017 primarily consisting of outside legal and advisory fees relating to the re-organization of TVN’s legal entities (See Note 3, “Business Acquisition,” for additional information on TVN acquisition-and integration-related expenses).
In the three and nine months ended September 29, 2017, we recorded $0.1 million and $2.9 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan. The restructuring and related charges under the Harmonic 2016 Restructuring Plan in the nine months ended September 29, 2017 consisted of $1.8 million of TVN VDP charges and $1.1 million of severance for 21 non-VDP employees worldwide terminated under this plan during the first six months of 2017.

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
We account for these special termination benefits in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated. Out of the 83 employees who applied for the TVN VDP, 11 of them were required to work beyond the minimum statutory notice period into 2017. Based on the application of the accounting guidance, we recorded $1.8 million and $13.1 million of TVN VDP costs in the first nine months of 2017 and in the year ended 2016, respectively. Cumulatively, we had paid an aggregate of $9.7 million of TVN VDP costs, of which $3.5 million was paid in 2016 and $6.2 million was paid in 2017. The fair value of the TVN VDP liability balance at September 29, 2017 was $6.0 million.
The table below shows the estimated future payments for TVN VDP as of September 29, 2017 (in thousands):

Years ending December 31,
2017 (remaining three months)	$1,145
2018	2,937
2019	1,379
2020	543
Total	$6,004

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

Harmonic 2017 Restructuring

In the third quarter of 2017, we committed to a new restructuring plan to better align our operating costs with the continued decline in our net revenues. The restructuring activities under the Harmonic 2017 Restructuring Plan have primarily consisted of global workforce reductions and an excess facility closure.

In the three and nine months ended September 29, 2017, we recorded $2.4 million of restructuring and related charges under the Harmonic 2017 Restructuring Plan consisting of $2.1 million of employee severance and $0.3 million of excess facilities costs related to the closure of our research and development office in New York.

Interest Expense, Net
Interest expense, net was $2.8 million and $2.7 million for the three months ended September 29, 2017 and September 30, 2016, respectively. Interest expense, net was $8.1 million and $7.8 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. Interest expense, net increased in the three and nine months ended September 29, 2017 primarily due to increased amortization of discount and issuance costs for the Notes issued in December 2015.

Other Expense, Net
Other expense, net was $0.5 million for the three months ended September 29, 2017, compared to other expense, net of $0.3 million for the three months ended September 30, 2016. Other expense, net was $1.8 million for the nine months ended September 29, 2017, compared to other expense, net of $5,000 for the nine months ended September 30, 2016.

Our other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekels. The increase in other expense, net in the three and nine months ended September 29, 2017, compared to the corresponding periods in 2016, was primarily related to unfavorable foreign exchange impact resulting from the volatility of the Euro against the U.S. dollars on the inter-company balances.

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

On February 3, 2017, Vislink (from thereon, referred to as Pebble Beach Systems) completed the disposal of its hardware division and changed its name to Pebble Beach Systems. On February 6, 2017, Pebble Beach Systems announced its financial results for fiscal 2016 which showed a significant increase in operating loss. As of September 29, 2017, Pebble Beach Systems’ stock price had declined 82% from the stock price as of December 31, 2016 and Pebble Beach Systems is currently seeking alternatives to maximize value of its shareholders, which could include a sale of the company. In view of Pebble Beach Systems’ potential sale opportunity, we determined that the decline in the fair value of Pebble Beach Systems’ investment is not considered permanent yet, and as a result, the $0.6 million cumulative loss in Pebble Beach Systems’ investment in the nine months ended 2017 was recorded to other comprehensive loss. Our remaining maximum exposure to loss from the Pebble

Beach Systems’ investment at September 29, 2017 was approximately $0.5 million, consisting of the carrying value of $0.2 million and the accumulated unrealized loss of $0.3 million.

Income Taxes
The following table presents the (benefit from) provision for income taxes and the effective income tax rate for the three and nine months ended September 29, 2017 and September 30, 2016 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 29, 2017	September 30, 2016	Q3 FY17 vs Q3 FY16		September 29, 2017	September 30, 2016	Q3 FY17 YTD vs Q3 FY16 YTD
(Benefit from) provision for income taxes	$(1,915)	$(242)	$(1,673)	691%	$(1,568)	$518	$(2,086)	(403)%
Effective income tax rate	10.9%	1.5%			2.2%	(0.8)%
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.

Our effective income tax rate of 2.2% for the nine months ended September 29, 2017 was different from the U.S. federal statutory rate of 35%, primarily due to our geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, in the first quarter of 2017, we were able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of our two subsidiaries in Israel which was approved by the Israeli government in the first quarter of 2017. In the third quarter of 2017, we recorded a $2.4 million tax benefit associated with the release of tax reserves for uncertain tax positions resulting from the expiration of the statutes of limitations on our US corporate tax returns for the 2013 tax year. For the nine months ended September 29, 2017, the remaining discrete adjustments to our tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.

Our effective income tax rate of (0.8)% for the nine months ended September 30, 2016 was different from U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.

Liquidity and Capital Resources
As of September 29, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $50.0 million, net accounts receivable of $71.6 million and borrowings from the capital markets as well as financing from French government agencies. We assumed certain debts as a result of the TVN acquisition which were primarily related to long-term financing arrangements with French government agencies, and to a lesser extent, financing obtained from other financing institutions and the aggregate balances of these debts was $22.9 million as of September 29, 2017. Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $50.0 million at September 29, 2017 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

As of September 29, 2017, $38.7 million of the cash and cash equivalents balance was held in our foreign subsidiaries. At present, such foreign funds, after settling any intercompany balances owed to the U.S. parent company, are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations, to the extent such funds are indefinitely reinvested foreign earnings, are needed to fund cash needs in the

United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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
The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended
	September 29, 2017	September 30, 2016
Net cash provided by (used in):
Operating activities	$(5,970)	$(12,638)
Investing activities	(2,177)	(68,400)
Financing activities	1,276	(229)
Effect of foreign exchange rate changes on cash	1,275	(182)
Net decrease in cash and cash equivalents	$(5,596)	$(81,449)
Operating Activities
Net cash used in operations decreased $6.7 million in the nine months ended September 29, 2017, compared to the corresponding period in 2016, primarily due to more cash being generated from net working capital, offset in part by a $13.4 million increase in net loss, after adjustments for non-cash items.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, income tax reserves adjustments, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $66.2 million in the nine months ended September 29, 2017, compared to the corresponding period in 2016, primarily due to the $75.7 million net cash paid for the TVN acquisition in the first nine months of 2016.
Financing Activities
Net cash provided by financing activities increased $1.5 million in the nine months ended September 29, 2017, compared to the corresponding period in 2016, primarily due to higher proceeds from the issuance of common stock to employees as well as lower debt payments, offset in party by higher payment of tax withholding obligations related to net share settlements of restricted stock in the nine months of 2017.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of September 29, 2017 are as follows (in thousands):

	Payments due by period
	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible debt	$128,250	$—	$—	$128,250	$—
Interest on convertible debt	17,955	5,130	10,260	2,565	—
Other debts	21,539	6,474	13,870	1,025	170
Capital Lease	1,334	960	351	23	—
Operating leases	50,144	13,666	21,328	7,281	7,869
Purchase commitments	27,764	21,325	4,202	1,239	998
Avid litigation settlement fees	6,000	2,500	3,500	—	—
Total contractual obligations	$252,986	$50,055	$53,511	$140,383	$9,037
Other commercial commitments:
Standby letters of credit	$845	$305	$540	$—	$—
Total commercial commitments	$845	$305	$540	$—	$—

Off-Balance Sheet Arrangements
We did not have any other off-balance sheet arrangements as of September 29, 2017.

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
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 96% of our consolidated net revenue in the nine months ended September 29, 2017, recorded net billings denominated in foreign currencies of approximately 18% of their net billings in the first nine months of 2017, compared to 12% in the corresponding period in 2016. The increase was primarily due to the acquisition of TVN which increased our foreign customer base. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekels.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekels, Japanese yen and Mexican peso, are summarized as follows (in thousands):

	September 29, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Purchase	$12,925	$4,056
Sell	$1,501	$11,157

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable investment securities and outstanding debt arrangements with variable rate interests, as well as our borrowings under the bank line of credit facility.
On September 27, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Loans under the Loan Agreement will bear interest, at the Company’s option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate (each as customarily defined), plus an applicable margin. The applicable margin for LIBOR rate advances is 2.25%. There will be no applicable margin for prime rate advances when we are in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and 0.25% for prime rate advances when we are not in compliance with the Liquidity Requirement. We may not request LIBOR advances when it is not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity.
We have no borrowings under the Loan Agreement from the closing of the Loan Agreement through September 29, 2017.
As of September 29, 2017, our cash and cash equivalents totaled $50.0 million. We had $6.9 million of short-term investments at December 31, 2016 and these investments were sold during the first quarter of 2017. We had no short-term investments as of September 29, 2017.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at September 29, 2017 was $22.9 million, of which $1.3 million relates to obligations under capital leases with fixed interest rates. The remaining $21.6 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years; expiring from 2017 through 2023. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 11, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information). As of September 29, 2017, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.3 million annually.
As of September 29, 2017, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. With effect from January 1, 2017, TVN is fully integrated into our overall internal control over financial reporting process. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 29, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that our MediaGrid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of us, rejecting Avid’s infringement allegations in their entirety. In January 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit. In January 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that our Spectrum product infringes one patent held by Avid. The complaint sought injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. In July 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11-16 in September 2014, and the Federal Circuit affirmed the PTAB’s decision in April 2016.

In July 2017, the court issued a scheduling order consolidating both cases and setting the trial date for November 6, 2017.

On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. The settlement included a multi-year patent portfolio cross-license. In connection with the agreement, we recorded a $6.0 million litigation settlement expense in the three months ended September 29, 2017 and this expense is included in “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations. The associated $6.0 million settlement liability is recorded as $2.5 million and $3.5 million in “Accrued Liabilities” and “Other non-current liabilities”, respectively, in our Condensed Consolidated Balance Sheets as of September 29, 2017. On October 24, 2017, we paid the first $2.5 million to Avid in accordance with the terms of the settlement agreement and the remaining $1.5 million and $2.0 million will be paid in the second quarter of 2019 and the third quarter of 2020, respectively.

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

Revenue derived from customers outside of the U.S. for the nine months ended September 29, 2017 and September 30, 2016 represented approximately 62% and 56% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top 10 customers in the nine months ended September 29, 2017 and September 30, 2016 accounted for approximately 26% and 30% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

No customer accounted for more than 10% of our net revenue in the nine months ended September 29, 2017 and September 30, 2016. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not increase its adoption of our technologies or purchases of our products in connection with the Warrant we issued to them in September 2016, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of September 29, 2017, we had approximately $241.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of September 29, 2017, we had 811 employees in our international operations, representing approximately 64% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of September 29, 2017, we maintained facilities in Israel with a total of 166 employees, or approximately 13% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Edge business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

At September 29, 2017, we held 76 issued U.S. patents and 46 issued foreign patents, and had 81 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash of approximately $50.0 million at September 29, 2017 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1**	Amended and restated CEO Change of Control Severance Agreement

10.2**	Amended and restated executive Change of Control Severance Agreement

10.3(i)	Loan and Security Agreement, dated as of September 27, by and between Harmonic Inc. and Silicon Valley Bank

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017, formatted in Extensible Business Reporting Language (XBRL) include:

(i) Condensed Consolidated Balance Sheets at September 29, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2017 and September 30, 2016 (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 29, 2017 and September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 29, 2017 and September 30 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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
(i) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 2, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Sanjay Kalra
Sanjay Kalra
Chief Financial Officer
Date: November 6, 2017