Form 10-K
period 2017-12-31
HARMONIC INC
filed 2018-03-05
CIK 851310

Table of Content

2017 Annual Report

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing sale price of the Common Stock on The NASDAQ Global Select Market on June 30, 2017, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $157,264,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 84,097,572 on February 28, 2018.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2017) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Table of Content

HARMONIC INC.
FORM 10-K

Table of Content

Forward Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	expectations regarding the impact of our acquisition of Thomson Video Networks (“TVN”);

•	expectations regarding our CableOS software-based CCAP solutions;

•	expectations regarding the impact of the Warrant issued to Comcast on our business;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of our restructuring plans;

•	the impact of governmental regulation;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;

•	expectations and estimates related to goodwill and intangible assets and their associated carrying value;

•	use of cash, cash needs and ability to raise capital; and
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

Table of Content

PART I

Item 1.	BUSINESS
We develop and sell (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and “over-the-top” (OTT) video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) cable access solutions that enable cable operators to more efficiently and effectively deploy high-speed internet, voice and video services to consumers’ homes.
We operate in two segments, Video and Cable Edge. Our Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming new media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Cable Edge business sells cable access solutions and related services, including our CableOS software-based Converged Cable Access Platform (CCAP) solutions, primarily to cable operators globally.
Across our two business segments, we derived approximately 48% of our revenue from the Americas in 2017. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for the remaining 33% and 19% of our 2017 revenue, respectively.
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
Industry Overview and Market Trends
Video Business
We believe our customers must continue to employ innovative technologies and services to address key trends in the dynamic video industry.

▪
Demand for Video Services Anytime, Anywhere, on any Device. In our ubiquitous multiscreen video environment, video programming and content needs to be transformed into multiple formats, bit rates and resolutions for display on a broad range of devices.

▪
Demand for High Quality Video. Consumer demand for high quality video anytime, anywhere and on any device requires ever-increasing bandwidth capacity in service providers’ networks, as well as technology that maximizes network bandwidth efficiency. With the advent of Ultra High Definition (Ultra HD) televisions and OTT services increasingly being rendered in “4K” high resolution and consuming approximately four times the bandwidth of traditional HD channels, we believe next generation compression technologies, such as High Efficiency VideoCompression (HEVC) or advances in H.264/AVC codecs, as well as increasing requirements for HDR encoding, will continue to remain a high priority for distributors of video.

▪
Streaming Video Service. Consumer demand for video download and streaming services from new media companies such as Netflix, Hulu, Google (YouTube), Amazon (Prime Video) and Apple (iTunes) continue to experience significant global growth. These and other similar services aggregate third-party and original content and stream video “over-the-top” (OTT) to any Internet-connected device utilizing Internet service providers’ networks at no incremental infrastructure cost to the consumer.

▪
Time-Shifted Viewing. “Time-shifting” technologies include digital video recorders (DVRs), cloud and network DVRs (cDVR and nDVR) that allow a subscriber to store programming on the service provider’s servers or in the cloud, and video-on-demand (VOD) services.

In response to these trends and the success of new media OTT streaming companies, as well as the growing trend of “cord-cutting” (i.e., consumers canceling traditional pay-TV subscriptions in favor of streaming services) and the increasing number of “cord-nevers” (i.e., consumers who have never had a pay-TV subscription):

Table of Content

•	service providers and broadcast and media companies continue to provide more of their own OTT streaming video services, including OTT streaming of live (or “linear”) television programming;

•	service providers are competing to offer higher quality video signals in HD, including evolving initiatives to deliver video in 4K Ultra HD resolution;

•
service providers are developing and expanding their content delivery and Internet Protocol (IP) networks, and increasing the capacity and efficiency of their networks with investments in various delivery infrastructure technologies to, among other things, maximize video quality and minimize bandwidth utilization;

•
service providers continue to consolidate to achieve greater economies of scale and subscriber concentration, and acquire media companies to expand their content libraries and capabilities to develop original content;

•	service providers continue to enhance and differentiate their content offerings, either through in-house development of new content or through acquisitions of existing content brands; and

•	service providers have an ongoing need, despite the migration of traffic to OTT, to provide services over their existing broadcast distribution infrastructures.
We believe that the delivery of video over IP will continue to change traditional video viewing habits and distribution methods and may alter the traditional advertising and subscription business models of major service providers.
Our Video Markets
Service Providers

•
Cable Operators. Cable operators continue to focus on various initiatives to improve and differentiate their service offerings from competing service providers, including: bundled digital video, voice and high speed data services; expansion of VOD libraries and on-demand and streaming service offerings; upgraded consumer-facing applications; video delivery over IP to broadband enabled consumer devices; and capacity enhancement of high-speed data services.

•
Satellite Operators. Satellite operators around the world have established digital television services that serve tens of millions of subscribers, with the ability to provide tens of thousands of linear channels. We believe these linear services will continue to grow, particularly in emerging markets, while, in parallel, satellite operators launch new streaming services, such as Sling TV and DirecTV Now, to address younger generation viewers and new consumption habits.

•
Telcos. Telcos have established video offerings to successfully compete in the video marketplace, including high-quality HD content, larger VOD libraries, time-shifting television services, bundled voice, data and video packages and, more recently, streaming services. In many cases, telcos are making significant infrastructure investments to expand their video offerings into IP services and gain market share, while certain telcos are also acquiring satellite and/or cable companies to achieve market reach and scale.

Broadcast and Media Companies

•
Network broadcasters, programmers and content owners require video contribution and distribution solutions to transmit live programming of news and sports to their studios for subsequent broadcast, and deliver the same programming and content to service providers for distribution to their subscribers. Broadcasters generally produce their own news and sports highlight content, along with hundreds of channels of network programming that is played-to-air under strict reliability requirements using playout servers and software.

•
With broadcast and media companies continuing to expand their offerings to support a wide range of live and linear content and making content available in higher quality video formats and on-demand, we believe these trends are accelerating demand for functionally collapsed playout systems with integrated media orchestration software, as well as increasing demand for media servers and video-optimized storage solutions equipped to support higher resolution formats. In addition, in order to achieve faster time-to-market and reduce operational costs, we believe content providers are adopting cloud-based technologies and transitioning portions of their operations into public cloud environments, thereby enabling expanded services at a more rapid pace, the distribution of video directly to consumers or to distributors over IP and public networks, and more efficient and scalable global operations.

•
In the terrestrial broadcasting market, while broadcasters in various countries that have not yet completed converting from analog to digital transmission continue with change-over efforts, operators in numerous other

Table of Content

countries around the world are adopting the next generation of digital transmission technologies, such as the DVB-T2 standard and ATSC 3.0 standards. The ongoing conversion from analog to digital transmission and the adoption of next-generation transmission standards provides the opportunity to deliver new channels, HD and Ultra HD services, premium content, and interactive services.
Over-the-Top (OTT)

•
According to a recent Cisco study, IP video traffic accounts for a significant majority of Internet traffic globally, and video traffic will only continue to increase for the foreseeable future. We believe service providers and broadcast and media companies with OTT services and offerings will continue to require high-quality video processing solutions and new technologies in order to process and distribute large amounts of live and VOD content from a wide variety of sources to a broad array of consumer devices, and to optimize adaptive bitrate video streaming quality and bandwidth utilization.

•
With the continued proliferation of OTT streaming content and program channels similar to channels currently available from service providers, monetizing this content through the use of national, regionalized and personalized advertising delivered to the varied devices of individual viewers has become a key area of focus for companies with OTT offerings. We believe OTT ad insertion and other related content customization solutions will continue to attract increased investments from OTT companies.

Emerging Markets

•
With a growing middle class across emerging markets, we believe the Pay-TV business is poised for growth over the coming decade in the Asia Pacific region, South Asia, the Middle East, Africa and Central and South America. We currently derive a meaningful portion of our revenue from countries in emerging markets.

•
Many consumers who are entering the middle class are now able to afford a monthly video service to gain access to their favorite programs and movies. We believe some of the leading video service providers serving emerging markets will experience high subscriber growth rates and may become worldwide industry leaders.

•
We believe subscribers in these markets will demand increasingly sophisticated video services over time as consumer consumption trends in these markets track to those in more developed markets. As a result, we believe that the infrastructure and technology investments of these service providers and new market entrants are likely to grow significantly for the foreseeable future.

•
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

Video Infrastructure Technology Trends

•
Network Function Virtualization. We believe there is industry momentum towards network function virtualization, whereby core video chain functions are being re-engineered and collapsed to run on the latest Intel processors in order to leverage high-performance and scalable appliance-based hardware, and as software-only virtual instances designed to run on private or public cloud environments.

•
Unified Video Playout & Processing Systems. In light of more complicated workflows inherent in managing the delivery of greater quantities of content across multiple formats to a growing population of set-top-boxes and consumer electronic devices, we believe the industry is moving towards unified video processing systems. These systems integrate what had been historically discrete hardware video processing functions into software, enabling significant cost efficiencies, greater flexibility and improved business agility across the entire video workplace. A unified video processing system also requires software-based channel origination and playout capabilities, with integrated functionality such as graphics and branding insertion and media orchestration, and an integrated control system that streamlines playout processes, improves video quality, enables time-shift and cDVR functionality, while reducing server overhead. Also, when playout functionality is deployed to the cloud, the compression and OTT packaging and origin functionality (in addition to the capability to distribute over traditional broadcast distribution networks) associated with the playout will necessarily also need to be deployed in the cloud.

•
By combining historically discrete video chain functions into a unified playout and distribution system where content can be ingested, formatted, stored, played-to-air and compressed, packaged and delivered, we believe functionally collapsed video playout infrastructures with integrated control systems will enable content providers

Table of Content

to produce more channels in higher resolution formats faster and more cost-effectively, and provide content in the widest possible range of formats.
Cable Edge Business
Industry Challenges
Cable operators continue to face challenges from the rapid growth of demand for broadband bandwidth in their networks, driven primarily by:

•	more users with more connected devices and applications;

•	bundled digital video, voice and high speed data services; and

•	bandwidth-intensive VOD and OTT streaming video services, and cloud applications.
In addition, the operation of network infrastructure is space, power and personnel intensive. Hardware-centric networks can also be expensive to update or replace.  To remain competitive, especially in the face of heightened competition from non-cable service providers such as telcos to deliver gigabit data rates, cable operators need to incur significant capital expenditures to upgrade existing equipment and network technologies.
Technology Trends

•
CCAP. In order to deliver gigabit data rates, cable operators are aggressively driving broadband access technologies such as the Converged Cable Access Platform (CCAP) architecture. The CCAP architecture combines edge “quadrature amplitude modulation” (QAM) and “cable modem termination system” (CMTS) functions in a single solution in order to combine resources for video and data services.

•	DOCSIS 3.1. We believe the cable industry will move rapidly to DOCSIS 3.1, which enables increased bandwidth data transfer over existing broadband infrastructure.

•
Virtualization. We believe cable operators are moving toward more software-driven architectures. Virtualized software solutions that are decoupled from underlying hardware and run on commercial off-the-shelf (COTS) servers allow for significantly increased efficiencies, upgradability, configuration flexibility, service agility and scalability not feasible with hardware-centric approaches. We believe a software-based, centralized CCAP-based system can significantly reduce cable headend costs, especially costs related to physical space and power consumption, and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.

•
Distributed Architecture. In addition to centralized CCAP systems, we believe there is growing interest in distributed Remote PHY solutions, particularly in competitive gigabit service markets where cable operators are competing with fiber-to-the-home (FTTH) services and are extending fiber networks deeper into their access networks. A Remote PHY architecture, which involves COTS servers running virtualized CCAP core software at a headend and the distribution of Remote PHY nodes closer to end users, alleviates the power and space requirements of centralized systems at headend sites due to the fact that the RF processing is distributed into the field outside of the headend. We believe this distributed architecture will enable service providers to efficiently scale to support data and IP video growth.

Our Products and Solutions
Video Processing and Delivery Solutions
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
Cloud media processing. An increasing number of service providers and media professionals are looking to cloud-based architectures for their media processing workflows, which is a fundamental shift from traditional, hardware-based approaches. We have addressed, and continue to address, this changing landscape with our VOS Software Cluster (formerly VOS Cloud) software application, which transforms traditional video preparation and delivery architectures into a fully integrated set of cloud-native functions, accelerating the time to market for new broadcast and OTT services. Our VOS 360 offering provides these same capabilities through our software-as-a-service solution. We are also seeing customer demand for cloud-like

Table of Content

functionality but for deployment in traditional data centers, without the complexity and cost associated with a formal private cloud infrastructure. We address customers with these needs with our VOS Software Cluster software application which is compatible with traditional data center architectures.
Broadcast and distribution encoders.  Our high-performance encoders compress video, audio and data channels to low bit rates while maintaining high video quality. Our latest software-based Electra encoders can deliver video in multiple formats, including standard, HD and Ultra HD, and in any video compression standard, including MPEG-2, MPEG-4 AVC and HEVC. This capability allows the encoders to converge workflows targeted for all forms of video delivery, whether broadcast, cable, satellite, IPTV or OTT. Today’s Electra and VOS solutions all leverage the Harmonic PURE Compression Engine, a software-based technology that incorporates many of the encoding algorithm and processing techniques developed by Harmonic over the past two decades. The benefits of the PURE Compression Engine include a faster rate of video quality innovation, the ability to dynamically balance workflow efficiency and resource utilization, and improved investment protection. Our EyeQ real-time content-aware encoding solution is an optional enhancement for systems featuring PURE Compression. The EyeQ compression solution leverages the mechanics of the human eye to assess video quality and optimize encoding parameters in real time. Our VOS Software Cluster software application supports a subset of broadcast and distribution encoding functionality.
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
Multiscreen transcoders and stream processing.  We offer high-density, real-time transcoding of video for broadcast and OTT delivery with our Electra XT Xtream transcoder. This scalable platform is designed to accelerate time to market for operators faced with fast channel lineup growth and a rise in multiscreen applications. Our latest ProStream X and ProStream XVM real-time stream processing systems are software-based and provide high-performance, high-throughput processing for mission-critical IP video delivery applications, including multiplexing, scrambling, splicing and blackout switching. Our VOS Software Cluster software application supports multiscreen transcoding and stream processing.
Multiscreen delivery.  Our VOS Software Cluster software application enables the packaging and delivery of high-quality OTT services, including live streaming, VOD, catch-up TV, start-over TV, nDVR and cDVR services through hypertext transfer protocol (HTTP) streaming to any device. Capabilities include real-time and file-based transcoding, stream packaging, and multiscreen workflow management, as well as support for digital rights management (DRM) processes with a number of DRM partners. Our VOS Software Cluster application ingests transcoded, segmented and encrypted output from Electra systems to provide high-volume live adaptive bitrate streaming and the delivery of time-shifted services.
Decoders and descramblers. Our family of ProView integrated receivers-decoder (IRD) products allows service providers to acquire content delivered via satellite, IP or terrestrial networks for distribution to their subscribers. These products, including the ProView 7100 and ProView 8100, are used by broadcasters to decode signals backhauled from live news and sporting events in contribution applications, as well as by content owners looking to distribute their content in a controlled manner to a large base of video service providers. Our VOS Software Cluster software applications support a subset of these decoding and descrambling capabilities.
Video servers.  Our video playout solutions, including media orchestration software, are based on scalable video servers used by broadcast and media companies to create and playout television channels. Our Spectrum family of video server systems are used by broadcast and media companies to create play-to-air television channels. Our customers typically use these video server products to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are then stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played-to-air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel. Our Spectrum servers support SD, HD and Ultra HD programming, as well as many different media formats. Our Polaris media orchestration software solutions work with our Spectrum products and provide our customers with playout management and control tools for channel-in-a-box and integrated channel playout applications. Our VOS Software Cluster software application supports a subset of these video server functionalities.
Video-optimized Storage
MediaGrid. Our MediaGrid shared storage system is a scale-out, network-attached storage system with a built-in media file system optimized for media production workflows. Architected as a clustered storage system with a distributed file system,

Table of Content

MediaGrid provides highly scalable storage capacity and access bandwidth to support demanding media production applications, such as video editing, content transformation and media library management. In addition, MediaGrid systems are increasingly being employed for VOD, time-shifted television services and OTT adaptive bitrate streaming. Our VOS Software Cluster software application relies on external infrastructure for storage, and is compatible with MediaGrid video-optimized storage when deployed into a customer’s traditional data center environment.
Unified Video Playout and Processing SaaS
Cloud-native SaaS solutions. Our VOS360 service provides the functionality of our VOS Software Cluster in public cloud environments and is designed to be deployable in any public cloud infrastructure. With the VOS360 service, the maintenance operations of the VOS Software Cluster are the responsibility of Harmonic.
Cable Edge Products and Solutions
Software-Based CCAP Solution. As demand continues to rapidly grow for high-speed broadband services such as OTT streaming, VOD, time-shift TV and cloud DVR, we believe we can help cable operators take advantage of this opportunity with our CableOS software-based CCAP, an end-to-end cable access solution that we believe delivers unprecedented scalability, agility and cost savings. CableOS enables the migration to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe the solution resolves space and power constraints in the headend and hub, eliminates dependence on hardware upgrade cycles, and reduces total cost of ownership. Our CableOS solution can be deployed based on a centralized, distributed Remote PHY or hybrid architecture.
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
CCAP systems are expected to, over time, replace and make obsolete current cable edge QAM products, as well as current CMTS products, since fully compliant CCAP-based solutions will combine the functionality of these products into one solution. Since we historically have not addressed the CMTS market, we believe that our CableOS solution, which includes a software-based CMTS, will have an opportunity to be sold into a significantly larger and growing market created by the CCAP standard as well as the distributed Remote PHY architecture, with Remote PHY nodes replacing traditional optical nodes.
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
Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, based, in part, on revenue during 2017.

Table of Content

United States	International
AT&T	Accenture BV
Charter Communications	Bell Expressvu Inc.
Comcast	Com Hem
Cox Communication	Groupe Canal +SA
DigitalGlue	Huawei Technnologies Co. Ltd.
Dish Network	M7 Group SA
Heartland Video Systems	Nagravision SA Kudelski Group
Ion Media Networks	Netorium GMBH
Turner Broadcasting	SCSK Corp.
Univision	Sky Servicos De Banda Larga LTDA
Sales to our 10 largest customers in 2017, 2016 and 2015 accounted for approximately 24%, 28% and 32% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2017 and 2016, no single customer accounted for more than 10% of our net revenue. During 2015, revenue from Comcast accounted for approximately 12% of our net revenue, respectively. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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
Our corporate marketing organization is responsible for building awareness of the Harmonic brand in our markets and driving engagement with our strategies, solutions and products. The group develops all of our corporate messaging and manages all customer and industry communication channels, including public relations, Web and social media, events and trade shows, as well as demand generation marketing campaigns in conjunction with our sales force.
Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a majority, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2018. We do not generally maintain long-term agreements with any of our contract manufacturers.
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained

Table of Content

from a sole supplier or a limited group of suppliers. While we expend considerable efforts to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers.
Intellectual Property
As of December 31, 2017, we held 74 issued U.S. patents and 46 issued foreign patents and had 94 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
We enter into confidentiality or license agreements with our employees, consultants, vendors and customers as needed, and generally limit access to, and distribution of, our proprietary information. However, no assurances can be given that these actions will prevent misappropriation of our technology. In addition, if necessary, we are prepared to take legal action, in the future, to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, including management time, and could negatively affect our business, operating results, financial position and cash flows.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers. Approximately 76% of our backlog is projected to be converted to revenue within a rolling one-year period. Our backlog, including deferred revenue at December 31, 2017 was $224.4 million. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in capital spending by our customers or changes in specific customer requirements. In addition, due to annual capital spending budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
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
Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson (which recently announced the sale of majority stake in its video technology business to a private equity firm), and, in certain product lines, other companies including ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems. In the OTT market, our competitors include internally developed technologies and solutions by companies such as Netflix, Facebook, Google and Microsoft, as well as end-to-end online video platforms such as Brightcove, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services.
Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years.

Table of Content

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
Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2017, 2016 and 2015 were approximately $96.0 million, $98.4 million and $87.5 million, respectively. Research and development expenses as a percent of revenue in 2017, 2016 and 2015 were approximately 26.8%, 24.2% and 23.2%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon and New Jersey), France, Israel and Hong Kong. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and in India.
Our research and development program is primarily focused on developing new products and systems, and adding new features and other improvements to existing products and systems. Our development strategy is to identify features, products and systems, in both software and hardware solutions, that are, or are expected to be, needed by our customers. For our Video business segment, our current research and development efforts are focused on next-generation video processing and delivery across different deployment environments, particularly cloud-native and SaaS delivery models, and enhanced video compression, video quality, and multiscreen solutions. We also devote significant resources to production and playout and distribution solutions. With respect to our Cable Edge business segment, our major research and development efforts are focused on cable edge solutions for both video and data, particularly the ongoing development of our centralized and distributed CableOS software-based CCAP solutions.
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
Employees
As of December 31, 2017, we employed a total of 1,244 full time employees, including 473 in research and development, 216 in sales, 301 in service and support, 66 in operations, 61 in marketing (corporate and product) and 127 in a general and administrative capacity. Of those employees, 435 were located in the U.S. and 809 employees were located in foreign countries in South America, the Middle East, Europe, Asia and Canada. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in France are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Table of Content

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

Table of Content

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

As a result of these potential capital spending issues, we may not be able to maintain or increase our revenue in the future, and our operating results, financial condition and cash flows could be materially and adversely affected.

The markets in which we operate are intensely competitive.

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson (which recently announced the sale of majority stake in its video technology business to a private equity firm), and, in certain product lines, other companies including ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems. In the OTT market, our competitors include internally developed technologies and solutions by companies such as Netflix, Facebook, Google and Microsoft, as well as end-to-end online video platforms such as Brightcove, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services.

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

Table of Content

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

We continue to focus our development efforts on key product solutions in our Video and Cable Edge businesses. Our VOS solution is a software-based, cloud-enabled platform that unifies the entire media processing chain, from ingest to delivery. We have launched a number of VOS-based product solutions and services, including Electra XVM, VOS Software Cluster (formerly VOS Cloud) and VOS360, and continue to develop and expand the capabilities of our VOS software platform. In our Cable Edge business, we have launched and continue to develop our CableOS software-based CCAP systems.

Many of these products and initiatives are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market, as well as to general technology trends (such as virtualized and cloud-based computing, and integrated QAM and CMTS functionality in software-based CCAP solutions) that we believe will significantly impact our industry. The success of these significant and costly development efforts will be predicated, for certain products and initiatives, on the timing of market adoption of the new standards on which the resulting products are based, and for other products, the timing of customer adoption of our products and solutions, as well as our ability to timely develop the features and capabilities of our products and solutions. If new standards or some of our new products are adopted later than we predict or not adopted at all, or if adoption occurs earlier than we are able to deliver the applicable products or functionality, we risk spending significant research and development time and dollars on products or features that may never achieve market acceptance or that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.

If we fail to develop and market new and enhanced products on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.

Our CCAP-based product initiatives expose us to certain technology transition risks that may adversely impact our operating results, financial condition and cash flows.

In the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe our CableOS software-based CCAP solution, supporting centralized, distributed Remote PHY or hybrid configurations, will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. If we are unsuccessful in developing these capabilities in a timely manner, or are otherwise delayed in making such capabilities available to our customers, our business may be adversely impacted, particularly if our competitors develop and market fully compliant products before we do.

Table of Content

We believe CCAP-based solutions will, over time, replace and make obsolete current cable edge-QAM solutions, including our cable edge QAM products, as well as current CMTS solutions, which is a market our products have previously not addressed. If demand for our CCAP solutions is weaker than expected, or sales of our CCAP-based solutions do not adequately offset the continuing decline in demand we have experienced for our non-CCAP cable access products, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Further, in September 2016 we granted Comcast a warrant (the “Warrant”) to purchase shares of our common stock to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based CCAP solution. If Comcast does not adopt our CableOS solution, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of our relationship with Comcast and our business and operating results, financial condition and cash flows could be materially and adversely affected. Moreover, if a new or competitive architecture for next-generation cable edge solutions is promulgated that renders our CCAP-based systems obsolete, our business may be adversely impacted.

The sales cycle for our CableOS solutions tends to be long. For cable operators, upgrading or expanding network infrastructure is complex and expensive, and investing in a CableOS solution is a significant strategic decision that may require considerable time to evaluate, test and qualify. Potential customers need to ensure our CableOS solution will interoperate with the various components of its existing network infrastructure, including third-party equipment, servers and software. In addition, since we are a relatively new entrant into the CMTS market, we need to demonstrate significant performance, functionality and/or cost advantages with our CableOS solutions that outweigh customer switching costs. If sales cycles are significantly longer than anticipated or we are otherwise unsuccessful in growing our CableOS sales, our operating results, financial condition and cash flows could be materially and adversely affected.

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

Table of Content

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

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2017, 2016 and 2015 represented approximately 63%, 58% and 53% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Table of Content

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

• any negative economic impacts resulting from the political environment in the U.S. or the U.K.’s referendum to exit the European Union; and

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

Table of Content

We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we rely on contract manufacturers and other subcontractors.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on two suppliers for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products. In addition, in the U.S. the Trump administration has suggested imposing, and has begun to impose tariffs or other restrictions on foreign imports. If any such tariffs are imposed on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, financial condition and operating results.

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

Plexus Services Corp., which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our French and Israeli operations are outsourced to another third-party manufacturer in France and Israel, respectively. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2018.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider and media customers. Sales to our top 10 customers in the fiscal years ended December 31, 2017, 2016 and 2015 accounted for approximately 24%, 28% and 32% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the fiscal years ended December 31, 2017 and 2016, no single customer accounted for more than 10% of our net revenue. In the fiscal year ended December 31, 2015, revenue from Comcast accounted for approximately 12% of our net revenue. Further consolidation of our service provider and media customers could lead to additional revenue concentration for

Table of Content

us and the loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not increase its adoption of our technologies or purchases of our products in connection with the Warrant we issued to them in September 2016, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

We generally have no long-term contracts or minimum purchase commitments with any of our reseller, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to any of our reseller, VAR or systems integrator customers to favor their products or, in effect, to prevent or reduce sales of our products. Any of our reseller, VAR or systems integrator customers may independently choose not to purchase or offer our products. Many of our resellers, and some of our VARs and system integrators are small, are based in a variety of international locations, and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of, and payment for, our products, or their ability to comply with our policies and procedures as well as applicable laws, could materially and adversely affect our business, operating results, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with reseller, VAR and systems integrator customers could likewise materially and adversely affect our business, operating results, financial condition and cash flows.

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

Table of Content

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

In addition to the risks outlined above, if we are unable to successfully receive payment of any significant portion of TVN’s existing French R&D tax credit receivables from the French tax authority as expected, or are unable to successfully apply for or otherwise obtain the financial benefit of new French R&D tax credits in future years, our ability to achieve the anticipated benefits of the acquisition as well as our business, operating results and financial condition could be adversely affected.

As of December 31, 2017, we had approximately $243 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

Table of Content

We may not be able to effectively manage our operations.

In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of TVN on February 29, 2016, we added 438 employees, most of whom are based in France.

As of December 31, 2017, we had 809 employees in our international operations, representing approximately 65% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

We face risks associated with having outsourced engineering resources located in Ukraine.

We outsource a portion of our research and development activities for both our Video and Cable Edge business segments to a third-party partner with engineering resources located in Ukraine. Political, social and economic instability and unrest or violence in Ukraine, including the ongoing conflict with Russian-backed separatists or conflict with the Russian Federation directly, could cause disruptions to the business and operations of our outsourcing partner, which could slow or delay the development work our partner is undertaking for us. Instability, unrest or conflict could limit or prevent our employees from traveling to, from, or within Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine to other locations or countries. The resulting delays could negatively impact our product development efforts, operating results and our business.

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

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, particularly in Silicon Valley, Israel and Hong Kong where we have significant research and development activities, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality, non-solicitation and ownership of inventions, we generally do not have non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and operating results. Furthermore, a certain portion of our personnel in the U.S. is comprised of foreign nationals whose ability to work for us depends on obtaining the necessary visas. Our ability to hire and retain foreign nationals in the U.S., and their ability to remain and work in the U.S., is affected by various laws and regulations, including limitations on the availability of visas. Changes in U.S. laws or regulations affecting the availability of visas may adversely affect our ability to hire or retain key personnel and as a result may impair our operations.

We face risks associated with having facilities and employees located in Israel.

As of December 31, 2017, we maintained facilities in Israel with a total of 164 employees, or approximately 13% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Edge business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in

Table of Content

Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 9% of those employees were called for active military duty in 2017. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

• economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including any stemming from an unstable political environment in the United States or abroad as well as those resulting from regulatory, trade or tax policy changes from the Tax Cuts and Jobs Act that was enacted in December 2017 (the “TCJA”);

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

• our transition to a software-as-a-service subscription model for our Video business, which may cause near-term declines in revenue;

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

Table of Content

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

The timing of deployment of our products by our customers can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of third-party equipment and services, our customers’ ability to negotiate and enter into rights agreements with video content owners that provide our customers with the right to deliver certain video content, and our customers’ need for local franchise and licensing approvals.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the U.S., is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $9.0 million and $18.3 million in 2017 and 2016, respectively, against our U.S. net deferred tax assets. The increase in valuation allowance in 2017 and 2016 were offset partially by the release of $5.8 million and $8.4 million, respectively. The release of valuation allowance were associated with our foreign subsidiaries and a one-time benefit in 2017 of $2.6 million relating to the refund of alternative minimum tax credit carryforwards related to the TCJA.

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

We anticipate that, due to our current international tax structure, our consolidated pre-tax income will continue to be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate.

Table of Content

Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the U.S. federal statutory rate in future periods.

On December 22, 2017, the U.S. Congress passed and the President signed into law the TCJA, which contains many significant changes to the U.S. tax laws. The consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the TJCA or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow, or financial condition.

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

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. We have sold product lines in the past, and any prior or future divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

Table of Content

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

At December 31, 2017, we held 74 issued U.S. patents and 46 issued foreign patents, and had 94 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

We enter into confidentiality or license agreements with our employees, consultants, and vendors and our customers, as needed, and generally limit access to, and distribution of, our proprietary information. Nevertheless, we cannot provide assurances that the steps taken by us will prevent misappropriation of our technology. In addition, we have taken in the past, and may take in the future, legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and other resources, and could materially and adversely affect our business, operating results, financial condition and cash flows.

Recently reported hacking attacks on government and commercial computer systems, particularly attacks sponsored by foreign governments or enterprises, raise the risks that such an attack may compromise, in a material respect, one or more of our computer systems and permit hackers access to our proprietary information and data. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if such an attack does, in fact, allow access to or theft of our proprietary information or data, our business, operating results, financial condition and cash flows could be materially and adversely affected.

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

Table of Content

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

We engage in the design, development, and manufacture and sale of a variety of video and cable access products and system solutions, which has required, and will continue to require, significant research and development expenditures.

Table of Content

We believe that our existing cash of approximately $57 million at December 31, 2017 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Table of Content

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

Changes in telecommunications legislation and regulations in the U.S. and other countries could affect our sales and the revenue we are able to derive from our products. In particular, on December 14, 2017, the U.S. Federal Communications Commission (FCC) voted to repeal the “net neutrality” rules and return to a “light-touch” regulatory framework. However, the repeal has not yet taken effect and a number of parties have already stated their intent to appeal this order; thus, the future impact of such repeal and any challenge thereto remains uncertain. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Should the repeal of net neutrality rules take effect or regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Table of Content

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), as amended, which will supersede nearly all existing revenue recognition guidance. The effective date of the new revenue standard is our first quarter of 2018. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We plan to adopt using the modified retrospective approach and we currently believe there will be significant impacts to the timing of recognition of software licenses with undelivered features and professional services revenue related to service contracts with acceptance terms, which could have a significant impact to our financial results.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method or circumstances would not change such that we would no longer be permitted to use the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Our common stock price, and therefore the price of our Notes, may be extremely volatile, and the value of an investment in our stock may decline.

Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:

Table of Content

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

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our Employee Stock Purchase Plan (“ESPP”), and in connection with grants of restricted stock units (“RSUs”) on an ongoing basis. To the extent we do not elect to pay solely cash upon conversion of our Notes, we will also be required to issue additional shares of common stock upon conversion. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

Table of Content

None.

Item 2.	PROPERTIES
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the U.S. and various locations in Europe and Asia. Our leases, which expire at various dates through June 2028, are for an aggregate of approximately 405,000 square feet of space, of which the San Jose lease, expiring August 2020, is for approximately 160,000 square feet of space. This excludes 33,000 square feet of space that is vacant and available for sublease. We have two business segments: Video and Cable Edge. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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

On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. In connection with the agreement, we recorded a $6.0 million litigation settlement expense in “Selling, general and administrative expenses” in our 2017 Consolidated Statement of Operations. Of the associated $6.0 million settlement liability, $2.5 million was paid in October 2017 and the remaining $1.5 million and $2.0 million will be paid in the second quarter of 2019 and the third quarter of 2020, respectively.

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

Table of Content

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

	2017		2016
	Sales Price		Sales Price
Quarter ended	High	Low	High	Low
First quarter	$6.10	$4.90	$4.04	$2.85
Second quarter	6.00	4.90	3.64	2.51
Third quarter	5.35	2.80	5.99	2.72
Fourth quarter	4.55	2.85	6.13	3.80
Holders
As of February 28, 2018, there were approximately 380 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Repurchases of Equity Securities by the Issuer
There were no stock repurchases during the year ended December 31, 2017. Our stock repurchase program expired on December 31, 2016. Further stock repurchases would require authorization from the Board.
Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2017.
Stock Performance Graph

Table of Content

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2012 and ending on December 31, 2017. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2012, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/12	12/13	12/14	12/15	12/16	12/17
Harmonic Inc.	100.00	145.56	138.26	80.28	98.62	82.84
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Telecom	100.00	141.28	145.43	140.97	150.94	184.81
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

Table of Content

Item 6.	SELECTED FINANCIAL DATA
The selected financial data set forth below as of December 31, 2017 and 2016, and for the fiscal years ended December 31, 2017, 2016 and 2015, are derived from our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2015, 2014 and 2013, and for the fiscal years ended December 31, 2014 and 2013 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.
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
On March 5, 2013, we completed the sale of our cable access HFC business to Aurora Networks. As such, the results of operations associated with cable access HFC business are presented as discontinued operations in our Consolidated Statement of Operations for fiscal year ended December 31, 2013.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Net revenue	$358,246	$405,911	$377,027	$433,557	$461,940
Cost of revenue	188,426	205,161	174,315	221,209	241,495
Gross profit	169,820	200,750	202,712	212,348	220,445
Operating expenses:
Research and development	95,978	98,401	87,545	93,061	99,938
Selling, general and administrative	136,270	144,381	120,960	131,322	134,014
Amortization of intangibles	3,142	10,402	5,783	6,775	8,096
Restructuring and related charges	5,307	14,602	1,372	2,761	1,421
Total operating expenses	240,697	267,786	215,660	233,919	243,469
Loss from operations	(70,877)	(67,036)	(12,948)	(21,571)	(23,024)
Interest income (expense), net	(11,078)	(10,628)	(333)	132	219
Other expense, net	(2,222)	(31)	(282)	(356)	(347)
Loss on impairment of long-term investment	(530)	(2,735)	(2,505)	—	—
Loss from continuing operations before income taxes	(84,707)	(80,430)	(16,068)	(21,795)	(23,152)
Provision for (benefit from) income taxes	(1,752)	(8,116)	(407)	24,453	(44,741)
Income (loss) from continuing operations	$(82,955)	$(72,314)	$(15,661)	(46,248)	$21,589
Net income (loss) per share from continuing operations:
Basic	$(1.02)	$(0.93)	$(0.18)	$(0.50)	$0.20
Diluted	$(1.02)	$(0.93)	$(0.18)	$(0.50)	$0.20
Shares used in per share calculation:
Basic	80,974	77,705	87,514	92,508	106,529
Diluted	80,974	77,705	87,514	92,508	107,808
	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$57,024	$62,558	$152,794	$104,879	$170,581
Working capital	$29,686	$71,938	$201,250	$142,754	$243,650
Total assets	$508,059	$554,069	$524,957	$480,518	$606,084
Convertible debt, long-term	$108,748	$103,259	$98,295	$—	$—
Stockholders’ equity	$218,343	$270,641	$328,168	$371,813	$494,166

Table of Content

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Business Overview
We develop and sell (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and OTT video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) cable access solutions that enable cable operators to more efficiently and effectively deploy high-speed internet, voice and video services to consumers’ homes.
We do business in three geographic regions: the Americas, EMEA and APAC and operate in two segments, Video and Cable Edge. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming new media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions. Our Cable Edge business sells cable access solutions and related services, including our CableOS software-based CCAP solutions, primarily to cable operators globally.
On February 29, 2016, we completed the acquisition of TVN. TVN is assigned to our Video segment and its results of operations are included in our Consolidated Statements of Operations beginning March 1, 2016. The TVN acquisition was primarily funded with cash proceeds from the issuance of the Notes in December 2015. The acquisition of TVN strengthened our competitive position in the video infrastructure market as well as enhanced the depth and scale of our research and development and service and support capabilities in the video arena.
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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers in 2017, 2016 and 2015 accounted for approximately 24%, 28% and 32% of our revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2017 and 2016, no single customers accounted for more than 10% of our net revenue. During 2015, revenue from Comcast accounted for 12%, of our net revenue. No other single customer accounted for more than 10% of our net revenue in 2015. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $47.7 million, or 12% in 2017, compared to 2016, due to a $32.0 million and $15.7 million decrease in our Video segment and Cable Edge segment revenue, respectively. The decrease in our Video segment revenue in 2017 was primarily due to the shift in customer investment priorities from our traditional Pay-TV broadcast products to OTT SaaS subscriptions, and an associated softer demand environment for traditional video broadcast products. The decrease in our Cable Edge segment revenue in 2017 was primarily due to continued weak demand for our legacy Cable Edge products due to technology transition in the industry from legacy EdgeQAM consumption used to deliver broadcast Pay-TV services to a new architecture that is capable of delivering converged video and IP data services.

Table of Content

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
Our Cable Edge strategy is to become a major player in the converged cable access platform (“CCAP”) market by delivering disruptive new virtualized DOCSIS 3.1 CMTS technology and related CCAP architectures, which we collectively refer to as CableOS. In the meantime, our Cable Edge segment is experiencing declining demand as our customers have decreased spending on our legacy Cable Edge products to prepare for the adoption of new virtualized DOCSIS 3.1 CMTS solutions and distributed access architectures. While these trends present near-term challenges for us, we continue to make progress in the development of CableOS solutions and growth of our CableOS business with expanded commercial deployments, field trials, and customer engagements since our first CableOS shipments in the fourth quarter of 2016.
To support our Cable Edge strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast a Warrant to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS CCAP systems. Pursuant to the Warrant, Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. Because the Warrant is considered an incentive for Comcast to purchase certain of the Company’s products, the value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 16, “Warrants,” of the Notes to our Consolidated Financial Statements for additional information).
As a result of the continued uncertainty regarding the timing of our customers’ investment decisions, we implemented restructuring plans, including our 2016, 2017 and 2018 restructuring plans, to better align the Company's resources and strategic goals, while simultaneously implementing an extensive Company-wide expense control program. (See Note 10, “Restructuring and Related Charges” and Note 20, “Subsequent Event”, of the Notes to our Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of December 31, 2017 was $57.0 million and during the fiscal year 2017, we generated $3.1 million of cash from operations. We also entered into a $15 million line of credit with Silicon Valley Bank in September 2017. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.
Critical Accounting Policies, Judgments and Estimates
The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 2 of the notes to our Consolidated Financial Statements for details of our accounting policies. Critical accounting policies, judgments and estimates that we believe have the most significant impact on Harmonic’s financial statements are set forth below:

•	Revenue recognition;

•	Valuation of inventories;

•	Business combination;

•	Impairment of goodwill or long-lived assets;

•	Assessment of the probability of the outcome of current litigation;

•	Accounting for income taxes; and

•	Stock-based compensation.
Revenue Recognition
Harmonic’s principal sources of revenue are from the sale of hardware, software, hardware and software maintenance contracts, and the sale of end-to-end solutions, encompassing design, manufacture, test, integration and installation of products. We also derive subscription revenues, which are comprised of subscription fees from customers utilizing the Company’s cloud-

Table of Content

based media processing solutions. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Subscription revenue is recognized based on usage.
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

Table of Content

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
Valuation of Inventories
We state inventories at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We write down the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical consumption. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.
Business Combination
We applied the acquisition method of accounting for business combinations to our acquisition of TVN, which closed on February 29, 2016. (See Note 6, “Business Acquisition,” for additional information on TVN acquisition). Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measurements that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.
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

Table of Content

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
During the fourth quarter of 2017, we performed the first step of goodwill impairment testing for our two reporting units as part of our annual goodwill impairment test and concluded that goodwill was not impaired. We have not recorded any impairment charges related to goodwill for any prior periods.
We evaluate the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, we evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write down the carrying value of the asset to its estimated fair market value.
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
See Note 19, “Legal Proceedings,” of the notes to our Consolidated Financial Statements for additional information on the Avid litigation).
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

Table of Content

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
Stock-based Compensation
We measure and recognize compensation expense for all stock-based compensation awards made to employees and non-employee directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards. The grant date fair value of restricted stock units is based on the fair value of our common stock on the date of grant. The grant date fair value of our stock options and ESPP is estimated using the Black-Scholes option pricing model.
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
Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures and, accordingly, was recorded for only those stock-based awards that we expected to vest. Upon the adoption of Accounting Standard Update No. 2016-09, Compensation - Stock Compensation (Topic 718), issued by the Financial Accounting Standards Board, our accounting policy was changed to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit). The implementation of this accounting standard update has no impact to our statement of cash flows because we do not have any excess tax benefits from share-based compensation because our tax provision is primarily under full valuation allowance. No prior periods were recast as a result of this change in accounting policy.
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
See Note 12, “Employee Benefit Plans and Stock-based Compensation,” of the notes to our Consolidated Financial Statements for additional information.
Results of Operations
Net Revenue
The following table presents the breakdown of net revenue by geographical region (in thousands, except percentages):

Table of Content

	Year ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Americas	$171,736	$207,249	$212,568	$(35,513)	(17)%	$(5,319)	(3)%
EMEA	117,129	126,752	92,422	(9,623)	(8)%	34,330	37%
APAC	69,381	71,910	72,037	(2,529)	(4)%	(127)	—%
Total net revenue	$358,246	$405,911	$377,027	$(47,665)	(12)%	$28,884	8%

Regional revenue as a % of total net revenue:
Americas	48%	51%	56%
EMEA	33%	31%	25%
APAC	19%	18%	19%
Fiscal 2017 compared to Fiscal 2016
Net revenue in the Americas decreased $35.5 million, or 17% in 2017, compared to 2016, largely due to decreased demand for our video products as customers transition investment from traditional linear broadcast video products to our new OTT and SaaS solutions, which are being used to stream premium video content to mobile devices, computers and smart TVs, including large screen Ultra HD TVs.
EMEA net revenue decreased $9.6 million, or 8% in 2017, compared to 2016, primarily due to the aforementioned shift from traditional broadcast Pay-TV products to OTT technologies and SaaS subscriptions, partially offset by an increase in Cable Edge segment revenue as a result of increased customer demand for our new CableOS system, compared to 2016.
APAC net revenue decreased $2.5 million, or 4% in 2017 compared 2016, primarily due to timing of customer investments in video infrastructure as well as the negative impact from the technology shift in both segments.
Fiscal 2016 compared to Fiscal 2015
Net revenue in the Americas decreased $5.3 million, or 3%, in 2016 compared to 2015, primarily due to the transition to new DOCSIS 3.1 technologies, which has impacted our Cable Edge business in the near-term, offset in part by improved service provider spending for our Video products and services.
EMEA net revenue increased $34.3 million, or 37%, in 2016 compared to 2015, primarily due to improved Video product and service revenue, which was partially offset by the decline in service provider demand for our Cable Edge products as they transition to new DOCSIS 3.1 technologies.
APAC net revenue decreased $0.1 million in 2016 compared to 2015, primarily attributable to softer demand for our Cable Edge products due to the transition to DOCISIS 3.1 technologies, partially offset by increased Video service revenue from our service provider customers.
Gross Profit
The following presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) (in thousands, except percentages):

	Year ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Gross profit	$169,820	$200,750	$202,712	$(30,930)	(15)%	$(1,962)	(1)%
As a percentage of net revenue (“gross margin”)	47.4%	49.5%	53.8%	(2.1)%		(4.3)%

Gross margin decreased 2.1% in 2017, as compared to 2016, primarily due to an unfavorable product sales mix, including transition from our traditional linear broadcast products to our new SaaS solutions, as well as lower service margins due to increased CableOS field trial activities and new production introduction costs, higher under-absorbed factory overhead costs,

Table of Content

primarily driven by lower revenue and purchase levels year over year. In 2017, we recorded an inventory obsolescence charge of approximately $3.7 million for our legacy Cable Edge product lines, compared to $4.0 million in 2016.
Gross margin decreased 4.3% in 2016, as compared to 2015. The decrease in gross margin was primarily due to the inclusion of TVN’s operating results which resulted in higher material, labor and overhead costs attributable to the additional headcount and facilities acquired in connection with the TVN acquisition. In addition, the restructuring costs incurred in 2016 related to the termination of employees of the TVN French Subsidiary under the TVN VDP, and the increase of $3.7 million in amortization expense related to intangibles acquired from TVN. Gross margin was unfavorably impacted by an inventory obsolescence charge of approximately $4.0 million for legacy Cable Edge product lines. These unfavorable margin impacts were offset in part by increased service and support revenue in 2016 compared to 2015.
Research and Development
Our research and development expense consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The following table presents the research and development expenses and the expense as a percentage of net revenue (in thousands, except percentages):

	Year ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Research and development	$95,978	$98,401	$87,545	$(2,423)	(2)%	$10,856	12%
As a percentage of net revenue	26.8%	24.2%	23.2%

The $2.4 million, or 2%, decrease in research and development expense in 2017 compared to 2016 was primarily due to lower project material and outside consulting spending due to the completion of certain research and development projects in early 2017, lower employee compensation costs due to headcount reduction, and lower outside engineering services due to cost reduction efforts. The research and development expense in each of 2017 and 2016 were net of $6.0 million in reimbursements of engineering spending in each of the year by one of our large customers, as well as $5.9 million and $6.1 million of French R&D tax credits, respectively.
The $10.9 million, or 12%, increase in research and development expense in 2016 compared to 2015 was primarily due to the inclusion of TVN’s post-acquisition research and development expenses and higher expenses for CableOS product development. Such increase was offset in part by $6.0 million in reimbursements of engineering spending by one of our large customers, as well as $6.1 million of French R&D tax credits in 2016.
Our TVN French Subsidiary participates in the French CIR program which allows companies to monetize eligible research expenses. We recognize R&D tax credits receivable from the French government for spending on innovative research and development as an offset to research and development expenses.
Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expense as a percentage of net revenue (in thousands, except percentages):

	Year ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Selling, general and administrative	$136,270	$144,381	$120,960	$(8,111)	(6)%	$23,421	19%
As a percentage of net revenue	38.0%	35.6%	32.1%
The $8.1 million, or 6%, decrease in selling, general and administrative expenses in 2017 compared to 2016 was primarily due to lower TVN acquisition- and integration- related costs in 2017 as majority of the integration projects were completed in early 2017. In addition, lower headcount expenses and lower depreciation expenses from reduction in capital expenditure also contributed to the decrease year over year. These reductions were offset in part by a $6.0 million charge related to the Avid litigation settlement in 2017. (See Note 18, “Commitments and Contingencies-Legal Proceedings,” for additional information on the Avid litigation),

Table of Content

The $23.4 million, or 19%, increase in selling, general and administrative expenses in 2016 compared to 2015 was primarily due to the inclusion of TVN’s post acquisition selling, general and administrative expenses, as well as TVN acquisition- and integration- related costs. Such increases were offset in part by lower headcount expenses and efforts to reduce sales and marketing related expenses.
Segment Financial Results
The following table provides summary financial information by reportable segment (in thousands, except percentages):

	Year ended December 31,
	2017 (1)	2016	2015	2017 vs. 2016		2016 vs. 2015
Video
Revenue	$319,473	$351,489	$291,779	$(32,016)	(9)%	$59,710	20%
Gross profit	173,414	194,044	167,573	(20,630)	(11)%	26,471	16%
Operating income (loss)	(2,024)	11,963	13,529	(13,987)	(117)%	(1,566)	(12)%

Segment revenue as % of total revenue	89.2%	86.6%	77.4%	2.6%		9.2%
Gross margin %	54.3%	55.2%	57.4%	(0.9)%		(2.2)%
Operating margin %	(0.6)%	3.4%	4.6%	(4.0)%		(1.2)%

Cable Edge
Revenue	$38,773	$54,422	$85,248	$(15,649)	(29)%	$(30,826)	(36)%
Gross profit	8,892	21,174	37,832	(12,282)	(58)%	(16,658)	(44)%
Operating loss	(23,154)	(12,131)	(1,599)	(11,023)	91%	(10,532)	659%

Segment revenue as % of total revenue	10.8%	13.4%	22.6%	(2.6)%		(9.2)%
Gross margin %	22.9%	38.9%	44.4%	(16.0)%		(5.5)%
Operating margin %	(59.7)%	(22.3)%	(1.9)%	(37.4)%		(20.4)%

Total
Revenue	$358,246	$405,911	$377,027	$(47,665)	(12)%	$28,884	8%
Gross profit	182,306	215,218	205,405	(32,912)	(15)%	9,813	5%
Operating income (loss)	(25,178)	(168)	11,930	(25,010)	14,887%	(12,098)	(101)%

(1) We have historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between our Video and Cable Edge segments. Beginning in the fourth quarter of 2017, we have prospectively changed to a more precise attribution methodology as the activities of selling and supporting our CableOS solution have become increasingly distinct from those of our Video solutions. The impact of making this change in the fourth quarter of 2017 compared to our historical approach was a reduction in operating income of $2.4 million from our Video segment and a corresponding increase to the operating income of our Cable Edge segment. We believe that the updated allocation methodology will provide greater clarity regarding the operating metrics of our Video and Cable Edge business segments.
A reconciliation of our consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

Table of Content

	Year ended December 31,
	2017	2016	2015
Total segment operating income (loss)	$(25,178)	$(168)	$11,930
Unallocated corporate expenses (1)	(20,767)	(38,972)	(2,794)
Stock-based compensation	(16,610)	(13,060)	(15,582)
Amortization of intangibles	(8,322)	(14,836)	(6,502)
Consolidated loss from operations	(70,877)	(67,036)	(12,948)
Non-operating expense, net	(13,830)	(13,394)	(3,120)
Loss before income taxes	$(84,707)	$(80,430)	$(16,068)

(1) We do not allocate amortization of intangibles, stock-based compensation, restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.
Video
Our Video segment net revenue decreased $32.0 million, or 9% in 2017, compared to 2016, due to a $39.9 million decrease in video product revenue, offset in part by a $7.9 million increase in video service revenue. The decrease in our Video segment net revenue in 2017 reflects our customers’ transition from our traditional linear broadcast products to our new OTT technologies and SaaS solutions, partially offset by higher revenue due to the inclusion of two additional months of TVN post-acquisition revenue, compared to 2016. Video segment operating margin decreased 4.0% in 2017, compared to 2016, primarily due to decrease in video product revenue which led to higher unabsorbed factory overhead and higher inventory obsolescence charges for our legacy broadcast video inventory, offset partially by a decrease in discretionary operating expenses.
Our Video segment net revenue increased $59.7 million, or 20%, in 2016 compared to 2015. This increase was primarily attributable to a $40.6 million increase in video product revenue and a $19.1 million increase in video service revenue, and such increases were primarily due to the acquisition of TVN which contributed approximately $60.0 million of revenue in 2016. Video segment operating margin decreased 1.2% in 2016, compared to 2015, primarily due to unfavorable product mix and the inclusion of TVN’s lower gross margins and higher headcount and facilities costs related to the TVN acquisition.
Cable Edge
Our Cable Edge segment net revenue decreased $15.6 million, or 29% in 2017, compared to 2016, primarily due to continuing lower demand for our legacy EdgeQAM technologies as some of our customers defer purchases as they plan for a migration to next generation DOCSIS 3.1 technologies and CCAP architectures. Cable Edge segment operating margin decreased 37.4% in 2017, compared to 2016, due to the reduced demand for our legacy EdgeQAM products as well as higher service costs related to increased CableOS trial activity and new product introduction costs, as well as higher research and development expenses for CableOS development in 2017.
Our Cable Edge segment net revenue decreased $30.8 million, or 36%, in 2016 compared to 2015. The decrease was primarily due to reduce in demand as some of our customers are deferring purchases as they plan their migration to next generation DOCSIS 3.1 technologies and CCAP architectures. Cable Edge segment operating margin decreased 20.4% in 2016, compared to 2015, primarily due to the decrease in Cable Edge segment revenue and higher research and development expenses for CableOS development.
Amortization of Intangibles

	Year ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Amortization of intangibles	$3,142	$10,402	$5,783	$(7,260)	(70)%	$4,619	80%
As a percentage of net revenue	0.9%	2.6%	1.5%
The decrease in amortization of intangibles expense in 2017, compared to 2016, was primarily because certain acquired intangible assets were fully amortized. The increase in the amortization of intangibles expense in 2016 compared to 2015 was primarily due to the amortization of intangibles related to the acquisition of TVN.

Table of Content

Restructuring and Related Charges
We implemented several restructuring plans in the past few years with the goal of bringing operational expenses to appropriate levels relative to our net revenues. We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Year ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Product cost of revenue	$1,279	$3,400	$113	$(2,121)	(62)%	$3,287	2,909%
Operating expenses-Restructuring and related charges	5,307	14,602	1,372	(9,295)	(64)%	13,230	964%
Total	$6,586	$18,002	$1,485	$(11,416)	(63)%	$16,517	1,112%

The $11.4 million decrease in restructuring and related charges in 2017, compared to 2016, was primarily due to lower TVN VDP costs in 2017, compared to 2016. Most of the TVN VDP costs were recorded in 2016 based on the departing employees’ service period.
The $16.5 million increase in restructuring and related charges in 2016, compared to 2015, was primarily due to the VDP implemented in the fourth quarter of 2016 to allow the employees in the TVN French Subsidiary to voluntarily terminate their employment with certain benefits. Based on the applicable accounting guidance, we recorded $13.1 million restructuring and related charges under the TVN VDP in 2016. In 2016, we also recorded a $2.2 million restructuring and related charge related to our excess facility at the U.S. headquarters in San Jose, California.
See Note 10, “Restructuring and Related Charges,” of the notes to our Consolidated Financial Statements for details on each of our restructuring plans.
Interest Expense, Net
Interest expense, net was $11.1 million, $10.6 million and $0.3 million during 2017, 2016 and 2015, respectively. The increase in interest expense, net from 2015 to 2016 is primarily due to increased amortization of discount and issuance costs for the Notes issued in December 2015. (See Note 11, “Convertible Notes, Other Debts and Capital Leases,” of the notes to our Consolidated Financial Statements for additional information on the Notes).
Other Expense, Net
Other expense, net was $2.2 million, $31,000 and $0.3 million during 2017, 2016 and 2015, respectively. Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekels. The increase in other expense, net in 2017 compared to 2016 was primarily due to the effect of the strengthening of the Euro and British pound on our intercompany balances. See “Foreign Currency Exchange Risk” under Item 7A of this Annual Report on Form 10-K for additional information.
Loss on Impairment of Long-term Investment
Since mid-2016, the stock price of Vislink, our equity investment which trades on the AIM exchange, has traded below its cost basis. Based on our assessment of the positive and negative factors of Vislink’s financial and business conditions, we believe that more-likely-than-not, Vislink’s stock price may not recover to its cost basis and, as a result, we recorded a total of $2.7 million impairment charges in 2016. In February 2017, Vislink completed the disposal of its hardware division and changed its name to Pebble Beach Systems (from thereon, referred to as Pebble Beach Systems). In February 2017, Pebble Beach Systems also announced its financial results for fiscal 2016 which showed a significant increase in operating losses and at the same time Pebble Beach Systems announced that it was considering a sale of the company. Since February 2017, Pebble Beach Systems’ stock price has declined to below our reduced cost basis. In view of Pebble Beach Systems’ potential sale opportunity, we determined that the decline in the fair value of Pebble Beach Systems’ investment in the first nine months of 2017 was not considered permanent yet. However, in the fourth quarter of 2017, Pebble Beach Systems announced that it had

Table of Content

terminated its sale process due to lack of viable offers and that it would work on refinancing its debts and revising its bank covenants to improve its liquidity. Based on this fourth quarter announcement, without the sale opportunity and its highly leveraged financial conditions, we believe that it is more-likely-than-not that Pebble Beach Systems’ investment is recoverable. As a result, during the fourth quarter of 2017, we wrote off the remaining carrying value and released all the balances in the accumulated other comprehensive loss to earnings, resulting in an impairment charge of $0.5 million in the fourth quarter of 2017.
In 2015, based on our assessment of VJU’s expected cash flows, we determined that the investment in VJU was not expected to be recoverable, as a result, we recorded an impairment charge of $2.5 million in 2015. The VJU investment was sold for $6,000 in the fourth quarter of 2017.
Income Taxes
We reported the following operating results for each of the three years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

	Year ended December 31,
	2017	2016	2015
Loss before income taxes	(84,707)	(80,430)	(16,068)
Benefit from income taxes	(1,752)	(8,116)	(407)
Effective income tax rate	2%	10%	3%
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world and our valuation allowance in the U.S. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.
In 2017, our effective income tax rate of 2% differed from the U.S. federal statutory rate of 35% primarily due to our geographical income mix, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, tax rate changes in foreign jurisdictions, tax benefits associated with the release of tax reserves for uncertain tax positions resulting from the expiration of the applicable statute of limitations, a one-time benefit from the reduction of a valuation allowance on alternative minimum tax (“AMT”) credit carryforwards that will be refundable as a result of the TCJA, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various other discrete tax adjustments.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the TCJA; however, the effects on existing deferred tax balances has been determined and recorded. The impact of remeasuring deferred tax assets at a lower tax rate is a $14.5 million reduction of the value of net deferred tax assets (which represent future tax benefits), which is offset by a corresponding reduction in the related valuation allowance. As a result, there is net zero impact to our tax expense for 2017. Under the TCJA, the corporate AMT was repealed. Therefore, corporations which have been unable to utilize AMT credit carryforwards now have the opportunity to realize them through cash refunds. We have an AMT credit carryforward of $2.6 million that previously was not considered realizable and as such had a valuation allowance recorded. As a result of the TCJA, the valuation allowance was released and is reflected as a benefit in our 2017 income tax provision. We have reclassified the $2.6 million credit carryforward to other receivables in the consolidated balance sheet to reflect the expected cash refund.
The TCJA also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. Although we currently do not expect to be impacted by the mandatory deemed repatriation provision of the TCJA, because we believe our cumulative unremitted earnings and profits are negative, due to the complexity of our international tax and legal entity structure, we will continue to analyze the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the mandatory deemed repatriation provision of the TCJA over the one-year measurement period.
In 2016, our effective income tax rate of 10% differed from the then-applicable U.S. federal statutory rate of 35% primarily due to our geographical income mix and our tax valuation allowance, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, favorable resolutions of uncertain tax positions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the

Table of Content

valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
In 2015, our effective income tax rate of 3% differed from the then-applicable U.S. federal statutory rate of 35%, primarily due to a difference in foreign tax rates and our losses generated in the United States for the year received no tax benefit as a result of a full valuation allowance against all of our U.S. deferred tax assets, as well as adjustments relating to our 2014 U.S. federal tax return filed in September 2015 and a reversal of uncertain tax positions resulting from the expiration of statutes of limitations. In addition, the impairment of the VJU investment (see Note 3, “Investments in Other Equity Securities”) received no tax benefit.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 14, “Income Taxes,” of the notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
As of December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $57.0 million, net accounts receivable of $69.8 million, our $15 million line of credit with Silicon Valley Bank, described in more detail below, and financing from French government agencies. As of December 31, 2017, we had $128.25 million in convertible senior notes outstanding (“Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $22.9 million at December 31, 2017.
Our cash and cash equivalents of $57.0 million as of December 31, 2017 consisted of bank deposits held throughout the world, of which $33.5 million of the cash and cash equivalents balance was held outside of U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $57.0 million at December 31, 2017 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
On September 27, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed up to 85% of our eligible receivables. Under the terms of the Loan Agreement, we may also request letters of credit from the Bank. Loans under the Loan Agreement will bear interest at our option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate plus an applicable margin of 2.25%. There will be no applicable margin for prime rate advances when we are in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and a 0.25% margin for prime rate advances when we are not in compliance with the Liquidity Requirement. We may not request LIBOR advances when not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity. Our obligations under the revolving credit facility are secured by a security interest on substantially all of its assets, excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants. We must comply with financial covenants requiring maintaining (i) a minimum short-term asset to short-term liabilities ratio and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. We must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to $10.0 million at all times. There were no borrowings under the Loan Agreement from the closing of the Loan Agreement through December 31, 2017. As of December 31, 2017, we were in compliance with the covenants under the Loan Agreement.

The table below presents selected cash flow data for the periods presented (in thousands):

Table of Content

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$3,064	$438	$6,351
Net cash used in investing activities	(4,213)	(70,478)	(10,414)
Net cash provided by (used in) financing activities	895	(152)	57,533
Effect of exchange rate changes on cash and cash equivalents	1,643	(363)	(312)
Net increase (decrease) in cash and cash equivalents	$1,389	$(70,555)	$53,158
Operating Activities
Net cash provided by operating activities increased $2.6 million in 2017 compared to 2016, primarily due to more cash being generated from net working capital, offset in part by a $1.2 million increase in net loss, after adjustments for non-cash items.
Net cash provided by operating activities decreased $5.9 million in 2016 compared to 2015, primarily due to a $43.5 million increase in net loss, after adjustments for non-cash items, mainly attributable to a lower operating margin and the payment of TVN’s post-acquisition expenses and restructuring expenses. These decreases were offset in part by less cash used for net working capital needs, primarily attributable to an increase in deferred revenue due to the timing of customer renewals of their annual service and support contracts, and, to a lesser extent, less cash spent on the purchase of inventory    .
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $66.3 million in 2017 compared to 2016, primarily due to the $75.7 million net cash paid for the TVN acquisition in 2016 and less cash used for purchases of property and equipment, offset in part by lesser proceeds from sale and maturities of marketable investments.
Net cash used in investing activities increased $60.1 million in 2016 compared to 2015, primarily due to the $75.7 million net cash paid for the TVN acquisition in 2016, offset in part by lower cash used for purchases of marketable investments. In 2016, no cash was used for the purchase of marketable investments, compared to $25.3 million used for purchases of marketable investments in 2015.
Financing Activities
Net cash provided by financing activities increased $1.0 million in 2017 compared to 2016, primarily due to lower net debt payments in 2017, offset in part by higher payments of tax withholding obligations related to net share settlements of RSUs in 2017.
Net cash provided by financing activities decreased $57.7 million in 2016 compared to 2015, primarily due to the net proceeds of $124.7 million from the sale and issuance of the Notes in December 2015, offset in part by $72.9 million cash used for share repurchases in 2015.
Off-Balance Sheet Arrangements
None as of December 31, 2017.
Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of December 31, 2017 are as follows (in thousands):

Table of Content

	Payments due in each fiscal year
	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible debt	$128,250	$—	$128,250	$—	$—
Interest on convertible debt	15,390	5,130	10,260	—	—
Other debts	21,847	6,674	14,083	989	101
Capital Lease	1,099	930	146	23	—
Operating leases (1)	48,982	13,534	20,848	5,455	9,145
Purchase commitments (2)	40,226	30,711	7,596	1,919	—
TVN VDP obligations (3)	5,128	3,186	1,942	—	—
Avid litigation settlement fees	3,500	—	3,500	—	—
Total contractual obligations	$264,422	$60,165	$186,625	$8,386	$9,246
Other commercial commitments:
Standby letters of credit	$265	$198	$67	$—	$—
Indemnification obligations (4)	—	—	—	—	—
Total commercial commitments	$265	$198	$67	$—	$—
(1) We lease facilities under operating leases expiring through June 2028. Certain of these leases provide for renewal option for periods ranging from one to five years in the normal course of business.
(2) During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria as defined by the Company.
(3) In 2016, we established the TVN VDP to enable the French employees of TVN to voluntarily terminate their employment with certain benefits. See Note 10, “Restructuring and Related Charges-TVN VDP,” of the notes to our Consolidated Financial Statements for additional information.
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
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.9 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2017, had been excluded from the contractual obligations table above. See Note 14, “Income Taxes,” of the notes to our Consolidated Financial Statements for a discussion on income taxes.
New Accounting Pronouncements
See Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound and Japanese yen. Our U.S. dollar functional subsidiaries, which

Table of Content

account for approximately 95%, 88% and 100% of our consolidated net revenues in 2017, 2016 and 2015, respectively, recorded net billings denominated in foreign currencies of approximately 18%, 13% and 12% of their net revenues in 2017, 2016 and 2015, respectively. The increase was primarily due to the acquisition of TVN which increased our foreign customer base. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2017	2016
Derivatives not designated as hedging instruments:
Purchase	$12,875	$4,056
Sell	$1,509	$11,157
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable investment securities and outstanding debt arrangements with variable rate interests as well as our borrowings under the Loan Agreement.
On September 27, 2017, we entered into the Loan Agreement with Silicon Valley Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Loans under the Loan Agreement will bear interest, at our option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate (each as customarily defined), plus an applicable margin. The applicable margin for LIBOR rate advances is 2.25%. There will be no applicable margin for prime rate advances when we are in compliance with the Liquidity Requirement and a margin of 0.25% for prime rate advances when we are not in compliance with the Liquidity Requirement. We may not request LIBOR advances when it is not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity.
We have no borrowings under the Loan Agreement from the closing of the Loan Agreement through December 31, 2017.
As of December 31, 2017, our cash balance was $57.0 million. We had no short-term investments as of December 31, 2017.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at December 31, 2017 was $22.9 million, of which $1.1 million relates to obligations under capital leases with fixed interest rates. The remaining $21.8 million are debt instruments primarily financed by French government agencies, and, to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years; expiring from 2018 through 2025. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 11, “Convertible notes, Other Debts and Capital Leases,” of the notes to our Consolidated Balance Sheets for additional information). As of December 31, 2017, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.3 million annually.
As of December 31, 2017, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

Table of Content

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harmonic Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Harmonic Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Table of Content

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
San Jose, California
March 5, 2018

We have served as the Company’s auditor since 1989.

Table of Content

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$57,024	$55,635
Short-term investments	—	6,923
Accounts receivable, net	69,844	86,765
Inventories	25,976	41,193
Prepaid expenses and other current assets	18,931	26,319
Total current assets	171,775	216,835
Property and equipment, net	29,265	32,164
Goodwill	242,827	237,279
Intangibles, net	21,279	29,231
Other long-term assets	42,913	38,560
Total assets	$508,059	$554,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$7,610	$7,275
Accounts payable	33,112	28,892
Income taxes payable	233	1,166
Deferred revenue	52,429	52,414
Accrued and other current liabilities	48,705	55,150
Total current liabilities	142,089	144,897
Convertible notes, long-term	108,748	103,259
Other debts and capital lease obligations, long-term	15,336	13,915
Income taxes payable, long-term	917	2,926
Other non-current liabilities	22,626	18,431
Total liabilities	289,716	283,428
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 82,554 and 78,456 shares issued and outstanding at December 31, 2017 and 2016, respectively	83	78
Additional paid-in capital	2,272,690	2,254,055
Accumulated deficit	(2,057,812)	(1,976,222)
Accumulated other comprehensive income (loss)	3,382	(7,270)
Total stockholders’ equity	218,343	270,641
Total liabilities and stockholders’ equity	$508,059	$554,069

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenue:
Product	$224,645	$285,260	$276,876
Service	133,601	120,651	100,151
Total net revenue	358,246	405,911	377,027
Cost of revenue:
Product	119,802	145,714	121,988
Service	68,624	59,447	52,327
Total cost of revenue	188,426	205,161	174,315
Total gross profit	169,820	200,750	202,712
Operating expenses:
Research and development	95,978	98,401	87,545
Selling, general and administrative	136,270	144,381	120,960
Amortization of intangibles	3,142	10,402	5,783
Restructuring and related charges	5,307	14,602	1,372
Total operating expenses	240,697	267,786	215,660
Loss from operations	(70,877)	(67,036)	(12,948)
Interest expense, net	(11,078)	(10,628)	(333)
Other expense, net	(2,222)	(31)	(282)
Loss on impairment of long-term investment	(530)	(2,735)	(2,505)
Loss before income taxes	(84,707)	(80,430)	(16,068)
Benefit from income taxes	(1,752)	(8,116)	(407)
Net loss	$(82,955)	$(72,314)	$(15,661)

Net loss per share:
Basic and diluted	$(1.02)	$(0.93)	$(0.18)
Shares used in per share calculations:
Basic and diluted	80,974	77,705	87,514

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2017	2016	2015
Net loss	$(82,955)	$(72,314)	$(15,661)
Other comprehensive income (loss), before tax:
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss), net arising during the period	—	202	(133)
Loss (gain) reclassified into earnings	—	44	(424)
	—	246	(557)
Change in unrealized gain (loss) on available-for-sale securities:
Unrealized loss, net arising during the period	(658)	(903)	(785)
Loss reclassified into earnings	384	2,735	—
	(274)	1,832	(785)

Adjustment to pension benefit plan	528	(279)	—

Unrealized foreign exchange loss, net on intercompany long-term loans arising during the period	(1,705)	—	—

Change in foreign currency translation adjustments:
Translation gain (loss) arising during the period	11,471	(4,633)	(1,111)
Loss reclassified into earnings	106	—	—
	11,577	(4,633)	(1,111)

Other comprehensive income (loss) before tax	10,126	(2,834)	(2,453)
Provision for (benefit from) income taxes	(526)	18	(15)
Other comprehensive income (loss), net of tax	10,652	(2,852)	(2,438)
Total comprehensive loss	$(72,303)	$(75,166)	$(18,099)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	87,700	$88	$2,261,952	$(1,888,247)	$(1,980)	$371,813
Net loss	—	—	—	(15,661)	—	(15,661)
Other comprehensive loss, net of tax	—	—	—	—	(2,438)	(2,438)
Issuance of common stock under option, stock award and purchase plans	2,855	3	5,670	—	—	5,673
Repurchase of common stock	(14,540)	(15)	(72,848)	—	—	(72,863)
Stock-based compensation	—	—	15,582	—	—	15,582
Conversion feature of convertible notes due 2020	—	—	26,062	—	—	26,062
Balance at December 31, 2015	76,015	76	2,236,418	(1,903,908)	(4,418)	328,168
Net loss	—	—	—	(72,314)	—	(72,314)
Other comprehensive loss, net of tax	—	—	—	—	(2,852)	(2,852)
Issuance of common stock under option, stock award and purchase plans	2,441	2	2,798	—	—	2,800
Stock-based compensation	—	—	13,242	—	—	13,242
Issuance of warrant	—	—	1,597	—	—	1,597
Balance at December 31, 2016	78,456	78	2,254,055	(1,976,222)	(7,270)	270,641
Cumulative effect to retained earnings related to adoption of ASU 2016-09 (1)	—	—	69	(69)	—	—
Cumulative effect to retained earnings related to adoption of ASU 2016-16 (1)	—	—	—	1,434	—	1,434
Balance at January 1, 2017	78,456	78	2,254,124	(1,974,857)	(7,270)	272,075
Net loss	—	—	—	(82,955)	—	(82,955)
Other comprehensive income, net of tax	—	—	—	—	10,652	10,652
Issuance of common stock under option, stock award and purchase plans	4,098	5	1,954	—	—	1,959
Stock-based compensation	—	—	16,612	—	—	16,612
Balance at December 31, 2017	82,554	$83	$2,272,690	$(2,057,812)	$3,382	$218,343
(1) See Note 2, “Summary of Significant Accounting Policies-Recent Accounting Pronouncements,” for more information on the adoption of these new accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(82,955)	$(72,314)	$(15,661)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	8,322	14,836	6,502
Depreciation	14,599	18,819	13,241
Stock-based compensation	16,610	13,060	15,582
Amortization of discount on convertible debt	5,489	4,964	216
Provision for non-cash warrant	153	434	—
Restructuring, asset impairment and loss on retirement of fixed assets	1,906	2,305	641
Loss on impairment of long-term investment	530	2,735	2,505
Unrealized foreign exchange (gain) loss	2,369	(856)	(1,047)
Gain on pension curtailment	—	(1,955)	—
Deferred income taxes, net	2,189	(10,085)	(512)
Provision for doubtful accounts, returns and discounts	4,912	2,589	2,034
Provision for excess and obsolete inventories	6,005	6,871	1,585
Other non-cash adjustments, net	445	408	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	12,598	(2,563)	2,595
Inventories	11,687	(4,107)	(5,954)
Prepaid expenses and other assets	6,642	(1,892)	(8,206)
Accounts payable	3,432	5,793	4,683
Deferred revenues	(392)	18,106	(4,541)
Income taxes payable	(2,978)	(133)	(1,637)
Accrued and other liabilities	(8,499)	3,423	(5,675)
Net cash provided by operating activities	3,064	438	6,351
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(75,669)	—
Purchases of investments	—	—	(25,261)
Proceeds from maturities of investments	3,106	19,707	30,379
Proceeds from sales of investments	3,792	—	—
Purchases of property and equipment	(11,399)	(15,107)	(14,356)
Purchases of long-term investments	—	—	(85)
Decrease (increase) in restricted cash	288	591	(1,091)
Net cash used in investing activities	(4,213)	(70,478)	(10,414)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	128,250
Payment of convertible debt issuance cost	—	(582)	(3,527)
Proceeds from other debts	6,344	5,968	—
Repayment of other debts and capital leases	(7,408)	(8,338)	—
Proceeds from common stock issued to employees	4,716	4,444	9,222
Payment of tax withholding obligations related to net share settlements of restricted stock units	(2,757)	(1,644)	(3,549)
Payments for repurchases of common stock	—	—	(72,863)
Net cash provided by (used in) financing activities	895	(152)	57,533
Effect of exchange rate changes on cash and cash equivalents	1,643	(363)	(312)
Net increase (decrease) in cash and cash equivalents	1,389	(70,555)	53,158
Cash and cash equivalents at beginning of period	55,635	126,190	73,032
Cash and cash equivalents at end of period	$57,024	$55,635	$126,190
Supplemental disclosures of cash flow information:
Income tax payments (refunds), net	$2,141	$(54)	$952
Interest payments, net	5,515	5,275	—
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$337	$394	$235
Debt issuance costs incurred but not yet paid	—	—	582
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Harmonic Inc. (“Harmonic” or the “Company”) designs, manufactures and sells versatile and high performance video infrastructure products and system solutions that enable its customers to efficiently create, prepare and deliver a full range of video and broadband services to customer devices, such as televisions, personal computers, laptops, tablets and smart phones. Our products generally fall into three principal categories: video production platforms and playout solutions, video processing solutions and cable edge solutions. Harmonic also provides technical support and professional services to its customers worldwide. We sell our products and services to cable operators, broadcast and media companies, satellite and telecommunications (telco) Pay-TV service providers and streaming new media companies.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of Harmonic include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
On February 29, 2016, the Company completed the acquisition of Thomson Video Networks (“TVN”) and its results of operations are included in the Company’s Consolidated Statements of Operations beginning March 1, 2016.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not have material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and highly liquid investments with maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.
Restricted Cash and Deposits
The Company had $1.7 million and $1.8 million of total restricted cash deposits, as of December 31, 2017 and 2016, respectively. These restricted cash deposits serve as collateral for certain bank guarantees and they are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. In the Company’s Consolidated Balance Sheets, $0.5 million and $0.7 million of the restricted cash balances as of December 31, 2017 and 2016, respectively, were included in “Prepaid expenses and other currents”, and the remaining restricted cash balances of $1.2 million and $1.1 million as of December 31, 2017 and 2016, respectively, were included in “Other Long-term Assets”.
Short-Term Investments
As of December 31, 2017, the Company did not have any outstanding short-term investments. The short-term investments as of December 31, 2016 of $6.9 million, which consisted of commercial bonds, were sold or redeemed during 2017 and the realized gain was not material. Since these available-for-sale investments were intended to support current operations, they are presented as “Current Assets” in the Consolidated Balance Sheet as of December 31, 2016.
Investments in Equity Securities

Table of Content

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
The Company’s total investment in equity securities of other privately and publicly held companies, were $3.6 million and $4.4 million, as of December 31, 2017 and December 31, 2016, respectively.
Liquidity
As of December 31, 2017, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $57.0 million, net accounts receivable of $69.8 million, its $15 million line of credit with Silicon Valley Bank and financing from French government agencies. As of December 31, 2017, the Company had $128.25 million in convertible senior notes outstanding (“Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. The Company also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $22.9 million at December 31, 2017.

The Company’s principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. The Company believes that its cash and cash equivalents of $57.0 million at December 31, 2017 will be sufficient to fund its principal uses of cash for at least the next 12 months. However, if its expectations are incorrect, it may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. Additional funds may not be available on terms favorable to us or at all.
Credit Risk and Major Customers/Supplier Concentration
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
The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. No customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2017 and 2016. In the years ended December 31, 2017 and 2016, no customer accounted for more than 10% of the Company’s net revenue.

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
Revenue Recognition
The Company’s principal sources of revenue are from the sale of hardware, software, hardware and software maintenance contracts, and end-to-end solutions, encompassing design, manufacture, test, integration and installation of products. The Company also derives subscription revenues, which are comprised of subscription fees from customers utilizing the Company’s cloud-based media processing solutions. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Subscription revenue is recognized over the subscription period as the service is delivered.

Table of Content

Revenue from the sale of hardware and software products is recognized when risk of loss and title have transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped or delivery has occurred. Revenue from distributors and system integrators is recognized on delivery of the related products, provided all other revenue recognition criteria have been met. The Company’s agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users, and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on the expected customer returns at the end of each reporting period.
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
In accordance with the software revenue recognition guidance, the Company applies the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or, in the case of maintenance, VSOE may be based on substantive renewal rates.

Table of Content

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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The cost of inventories is comprised of material, labor and manufacturing overhead. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value after evaluation of historical sales, future demand and market conditions, expected product life cycles and current inventory levels. Such provisions are charged to cost of revenue in the Company’s Consolidated Statements of Operations.
Capitalized Software Development Costs
External-use software. Research and development costs are generally charged to expense as incurred. The Company has not capitalized any such development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product is available for general release to customers has been insignificant.

Internal-use software. The Company capitalizes costs associated with internally developed and/or purchased software systems for internal use that have reached the application development stage. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis, generally three years.

During the year ended December 31, 2017, the Company capitalized $1.1 million of its software development costs related to the development of its VOS Cloud and VOS 360 SaaS offerings. In the years ended December 31, 2016 and 2015, research and development costs capitalized for internal use software were not significant.
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally, five years for furniture and fixtures, three years for software and four years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets, up to 10 years, or the lease term of the respective assets.
Business Combination
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
Goodwill

Table of Content

As of December 31, 2017, the Company had goodwill of $242.8 million which represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of its fiscal years, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company uses a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.
The Company has two reporting units, which are the same as its operating segments. Goodwill is assigned to the reporting units using the relative fair values of the reporting units and the fair values of the reporting units were determined utilizing a blend of the income approach and the market approach. There was no impairment of goodwill resulting from the Company’s fiscal 2017 annual impairment testing in the fourth quarter of 2017. (See Note 7, “Goodwill and Identified Intangible Assets,” for additional information).
Long-lived Assets
Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets from business combinations and asset acquisitions include customer contracts, trademarks and trade names, and maintenance agreements and related relationships, the amortization of which is charged to general and administrative expenses, and core technology and developed technology, the amortization of which is charged to cost of revenue. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, the Company evaluates the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write down the carrying value of the asset to its estimated fair market value. There were no impairment charges for long-lived assets in the years ended December 31, 2017, 2016 and 2015.
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
The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its subsidiaries in their nonfunctional currencies. These monetary assets and monetary liabilities are being remeasured into the functional currencies of the subsidiaries using exchange rates prevailing on the balance sheet date. Such remeasurement gains and losses are included in other expense, net in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2017, 2016 and 2015, the Company recorded remeasurement losses of $2.2 million, $0.2 million and $0.5 million, respectively.

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
The Company did not enter into any cash flow hedges during the year ended December 31, 2017.

Table of Content

Research and Development
Research and development (“R&D”) costs are expensed as incurred and consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. R&D expense was $96.0 million, $98.4 million and $87.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
R&D expense was net of $6.0 million of reimbursements from one of our large customers in each of the years ended December 31, 2017 and 2016. The Company’s TVN French Subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize eligible research expenses. The R&D tax credits receivable from the French government for spending on innovative R&D under the CIR program is recorded as an offset to R&D expenses. In the years ended December 31, 2017 and 2016, the R&D expenses were net of $5.9 million and $6.1 million of R&D tax credits, respectively. There were no such reimbursement from customers or R&D tax credits in the year ended December 31, 2015.
Restructuring and Related Charges
The Company’s restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of its workforce, lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Termination benefits are calculated based on regional benefit practices and local statutory requirements. Costs to terminate a lease before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. (See Note 10, “Restructuring and related Charges” for additional information).
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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $0.7 million, $1.4 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock-based Compensation Expense
The Company measures and recognizes compensation expense for all stock-based compensation awards made to employees and non-employee directors, including stock options, restricted stock units (“RSUs”) and awards related to the Company’s Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards.
Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures over the requisite service period and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. Upon the adoption of the Accounting Standard Update No. 2016-09, Compensation - Stock Compensation (Topic 718), issued by the Financial Accounting Standards Board. The Company changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit).
The fair value of the Company’s stock options and ESPP is estimated at grant date using the Black-Scholes option pricing model. The fair value of the Company’s RSUs is calculated based on the fair market value of the Company’s stock at the grant date. The fair value of the Company’s market-based RSUs is estimated using the Monte-Carlo valuation model with market vesting conditions.
The Company recognizes the stock-based compensation expense for performance-based RSUs (“PRSUs”) based on the probability of achieving certain performance criteria, as defined in the PRSU agreements. The Company estimates the number of PRSUs ultimately expected to vest and recognizes expense using the graded vesting attribution method over the requisite service period. Changes in the estimates related to probability of achieving certain performance criteria and number of PRSUs expected to vest could significantly affect the stock-based compensation expense from one period to the next.

Table of Content

Pension Plan
Under French law, the Company’s subsidiaries in France, including the acquired TVN French Subsidiary, is obligated to provide for a defined benefit plan to its employees upon their retirement from the Company. The Company’s defined benefit pension plan in France is unfunded.
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
The Company accounts for the actuarial gains (losses) in accordance with ASC 715, “Compensation - Retirement Benefits”. If the net accumulated gain or loss exceeds 10% of the projected plan benefit obligation a portion of the net gain or loss is amortized and included in expense for the following year based upon the average remaining service period of active plan participants, unless the Company’s policy is to recognize all actuarial gains (losses) when they occur. The Company elected to defer actuarial gains (losses) in accumulated other comprehensive loss. As of December 31, 2017, the Company did not meet the 10% requirement, and therefore no amortization of 2017 actuarial gain would be recorded in 2018.

See Note 12, “Employee Benefit Plans and Stock-based Compensation-French Retirement Benefit Plan,” for additional information.
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
The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied full valuation allowance against our U.S. net deferred tax assets as of December 31, 2017. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.
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
Sales Taxes

Table of Content

The Company accounts for sales taxes imposed on its goods and services and collected from customers on a net basis in the Consolidated Statements of Operations.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments, unrealized foreign exchange gains and losses on intercompany long-term loans, unrealized gains and losses on certain foreign currency forward contracts that qualify as cash flow hedges and available-for-sale securities, as well as actuarial gains and losses on pension plan.

Recent Accounting Pronouncements
New Standards to be Implemented

In May 2014, Financial Accounting Standards Board (“FASB”) issued a new Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU No. 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.

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

The Company plans to adopt using the modified retrospective approach. The Company currently believes that there will be changes to the timing of recognition of software licenses with undelivered features and professional services revenue related to service contracts with acceptance terms. Under current industry-specific software revenue recognition guidance, the Company has historically concluded that it did not have vendor-specific objective evidence (“VSOE”) of fair value of the undelivered features relating to delivered software licenses, and accordingly, it has deferred entire revenue for such software licenses until the delivery of features. Professional services included in arrangements with acceptances have also been recognized on receipt of acceptance. The new standard, which does not retain the concept of VSOE, requires an evaluation of whether the undelivered features are distinct performance obligations and, therefore, should be separately recognized when delivered compared to the timing of delivery of software licenses. Professional services will generally be recorded as services are provided. As a result, the timing of when revenue is recognized is expected to be earlier for future features and professional services under the new standard.

The revenue allocated to hardware and services (including professional services) will also likely change due to the change in contingent revenue rules under the new standard.

Table of Content

The Company has substantially completed its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. However, due to the modified retrospective method’s requirement to quantify the impact of the changes on open contracts as of December 31, 2017, and the implementation of revenue system changes and the volume of the required data analysis, the Company is finalizing its assessments, including the transition adjustment for open contracts and expects to complete that before the Q1, 2018 10Q filing.

As part of the Company’s evaluation, it has also considered the impact of the guidance in Accounting Standards Codification (“ASC”) 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (“TRG”) from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract. The Company does not expect this standard to have a significant impact on the accounting for costs to obtain the contract. Under the Company’s current accounting policy, it expenses the commission costs as incurred.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This ASU will be effective for the Company beginning in the first quarter of fiscal 2018. The Company only has one available-for-sale equity investment, Vislink plc, which was fully written off as of December 31, 2017 and the Company only has one cost method equity investment, EDC, which will be subject to this new ASU. The adoption of this new ASU is not expected to have a material impact on the Company’s consolidated financial statements. (See note 3, “Investments in Other Equity Securities,” for more information on Vislink and EDC).
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), to amend the existing accounting standard for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. This new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. This new ASU will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the methods and impact of adopting the new ASU on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company will be required to use a new forward-looking “expected loss” model.  Additionally, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. This new ASU will be effective for the Company beginning in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting this new ASU on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2018 on a retrospective basis. The Company’s total restricted cash balances was $1.7 million, $1.8 million and $1.1 million, as of December 31, 2017, 2016, and 2015, respectively, and accordingly, these balances will be presented as a part of the beginning and ending balances of cash and cash equivalents for the preparation of the Company’s Consolidated Statements of Cash Flows for the corresponding periods.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new ASU removes Step 2 of the goodwill impairment test and requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will then be the amount by which a reporting unit's carrying value exceeds its fair value. This new ASU will be effective for the Company beginning in the first quarter of fiscal 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting this new ASU on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The objective of ASU 2017-01 is to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for

Table of Content

the Company beginning in the first quarter of fiscal 2018. This new ASU is not expected to have a material impact on the Company’s consolidated financial statements.
Standards Implemented
In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This guidance eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for using the equity method due to an increase in the level of ownership interest or degree of influence. In that situation, the ASU requires an investor to apply the equity method only on a go-forward basis.  Under this new ASU, an investor that has an available-for-sale security that subsequently qualifies for the equity method will recognize in net income the unrealized holding gains or losses in accumulated other comprehensive income related to that security when it begins applying the equity method. The Company adopted this new ASU beginning in the first quarter of fiscal 2017 and it did not have any impact to the Company’s 2017 consolidated financial statements because none of its equity investments qualify for equity method of accounting during 2017.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard eliminated the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital. It also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. The Company adopted this new ASU beginning in the first quarter of fiscal 2017 using a modified-retrospective transition method and recorded a cumulative effect of $4.6 million of additional gross deferred tax asset associated with shared-based payment and an offsetting valuation allowance of the same amount, therefore resulting in no net impact to the Company’s beginning retained earnings. Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures in the Company’s Consolidated Statements of Operations and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. Upon the adoption of this ASU, effective January 1, 2017, the Company changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit). The implementation of this ASU has no impact to the Company’s Consolidated Statement of Cash Flows because the Company does not have any excess tax benefits from share-based compensation because its tax provision is primarily under full valuation allowance. In addition, the Company has historically been reporting excess tax benefits as an operating activity in the Company’s Consolidated Statement of Cash Flows, therefore, no prior periods were recast as a result of this change in accounting policy.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to recognize the income tax consequences of all intra-entity sales of assets other than inventory when they occur. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company early adopted this ASU during the first quarter of fiscal 2017 on a modified retrospective approach and recorded a cumulative-effect adjustment of $1.4 million to the retained earnings as of January 1, 2017 (which reduced the accumulated deficit). Correspondingly, in the first quarter of fiscal 2017, the Company recognized an additional $1.1 million of net deferred tax assets, after netting with $2.1 million of valuation allowance, and write off the remaining $0.3 million of unamortized tax expenses deferred under the previous guidance to provision for income taxes in the first quarter of fiscal 2017.

NOTE 3: INVESTMENTS IN OTHER EQUITY SECURITIES
Vislink
In 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The accumulated unrealized gain (loss) arising from the change in Vislink’s fair value for each reporting period is included in the Consolidated Balance Sheet as a component of “Accumulated other comprehensive loss (AOCI)”.
Since mid-2016, Vislink’s stock price has traded below its cost basis since mid-2016. The Company assessed this available-for-sale investment on an individual basis to determine if the decline in fair value was other than temporary. The assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which

Table of Content

the market value has been less than the Company’s cost basis; the financial condition and near-term prospects of the investment; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, impairment charges of $1.5 million and $1.2 million were recognized in the first and third quarter of 2016, respectively, reflecting new reduced cost basis at September 30, 2016. In the fourth quarter of 2016, Vislink’s stock price recovered 67% from September 30, 2016, and the carrying value as of December 31, 2016 was $0.8 million. Vislinks accumulated unrealized gain recorded in AOIC was $0.3 million at December 31, 2016.
On February 3, 2017, Vislink (from thereon, referred to as Pebble Beach Systems) completed the disposal of its hardware division and changed its name to Pebble Beach Systems. On February 6, 2017, Pebble Beach Systems announced its financial results for fiscal 2016 which showed a significant increase in operating losses and at the same time Pebble Beach Systems announced the consideration to sell the company. Since February 2017, Pebble Beach Systems’ stock price began to decline to below the Company’s reduced cost basis. In view of Pebble Beach Systems’ potential sale opportunity, the Company determined that the decline in the fair value of Pebble Beach Systems’ investment in the first nine months of 2017 was not considered permanent yet. However, in the fourth quarter of 2017, Pebble Beach announced that it had withdrawn from the sale process due to a lack of viable offers and that it would work on refinancing their debts and revising the bank covenants to improve its liquidity. Based on Pebble Beach Systems’ fourth quarter announcement, without the sale opportunity and its highly leveraged financial conditions, the Company believes that it is more-likely-than-not that Pebble Beach Systems’ investment is recoverable. As a result, during the fourth quarter of 2017, the Company wrote off the remaining carrying value and released all the balances in the AOCI to earnings, resulting in an impairment charge of $0.5 million in the fourth quarter of 2017.
Unconsolidated Variable Interest Entities (“VIE”)

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

EDC
In 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. EDC is considered a VIE but the Company determined that it is not the primary beneficiary of EDC. As a result, EDC is accounted for as a cost method investment.
The Company determined that there were no indicators existing at December 31, 2017 that would indicate that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at December 31, 2017 was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.
VJU
In 2014, the Company acquired a 19.8% interest in VJU ITV Development GmbH (“VJU”), a software company based in Austria, for $2.5 million. In March 2015, at the VJU board meeting, the Company was made aware of significant decreases in VJU’s business prospects, VJU’s existing working capital and prospects for additional funding. Based on the Company’s assessment, of VJU’s expected cash flows, the entire investment is expected to be non-recoverable. As a result, the Company recorded an impairment charge of $2.5 million in the first quarter of 2015. The VJU investment was sold for $6,000 in the fourth quarter of 2017.
NOTE 4: DERIVATIVES AND HEDGING ACTIVITIES
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company’s balance sheet hedges consist of foreign currency forward contracts which mature generally within three months, These forward contracts are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.

Table of Content

The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s AOCI and Consolidated Statements of Operations are as follows (in thousands):

		Year ended December 31,
	Financial Statement Location	2017	2016	2015
Derivatives not designated as hedging instruments:
Gains recognized in income	Other income (expense), net	$155	$343	$344

Derivatives designated as hedging instruments (1):
Gains (losses) in AOCI on derivatives (effective portion)	AOCI	$—	$202	$(133)
Gains (losses) reclassified from AOCI into income (effective portion)	Cost of Revenue	$—	$(6)	$59
	Operating Expense	—	(38)	365
	Total	$—	$(44)	$424
(Losses) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$—	$(63)	$(87)
(1) The Company did not enter into any new cash flow hedge contracts since December 31, 2016.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2017	2016
Derivatives not designated as hedging instruments:
Purchase	$12,875	$4,056
Sell	$1,509	$11,157
The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$33	$54	Accrued and other current Liabilities	$4	$40
		$33	$54		$4	$40
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of December 31, 2017, information related to the offsetting arrangements was as follows (in thousands):

Table of Content

				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$33	$—	$33	$(4)	$—	$29
Derivative Liabilities	$4	$—	$4	$(4)	$—	$—
In connection with the foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. These compensating balance arrangements do not legally restrict the use of cash. As of December 31, 2017, the total compensating balance maintained was $1.0 million.
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair values of the Company’s convertible notes as of December 31, 2017 and 2016 was $129.9 million and $143.5 million, based on the bond’s quoted market price as of December 31, 2017 and 2016, respectively, and represents a Level 2 valuation. The Company’s other debts assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding capital leases, outstanding as of December 31, 2017 and 2016 were in the aggregate of $21.8 million and $19.3 million, respectively.
The fair value of the Company’s TVN defined pension benefit plan liability as of December 31, 2017 and 2016 of $5.0 million and $4.3 million, respectively, is disclosed in Note 12, “Employee Benefit Plans and Stock-based Compensation-TVN Retirement Benefit Plan.”

Table of Content

During the years ended December 31, 2017, 2016 and 2015 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following tables provide the fair value measurement amounts for other financial assets recorded in the Company’s Consolidated Balance Sheets based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3 (1)	Total
As of December 31, 2017
Cash equivalents
Money market funds	$22	$—	$—	$22
Prepaids and other current assets
Derivative assets	—	33	—	33
Total assets measured and recorded at fair value	$22	$33	$—	$55
Accrued and other current liabilities
Derivative liabilities	$—	$4	$—	$4
Total liabilities measured and recorded at fair value	$—	$4	$—	$4
(1) The Company’s liability for the TVN VDP at December 31, 2017 was $5.1 million. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. Subsequently there is no recurring fair value remeasurement for this liability based on the applicable accounting guidance.

	Level 1	Level 2	Level 3 (1)	Total
As of December 31, 2016
Cash equivalents
Money market funds	$8,301	$—	$—	$8,301
Short-term investments
Corporate bonds	—	6,923	—	6,923
Prepaids and other current assets
Derivative assets	—	54	—	54
Other assets
Long-term investment	809	—	—	809
Total assets measured and recorded at fair value	$9,110	$6,977	$—	$16,087
Accrued and other current liabilities
Derivative liabilities	$—	$40	$—	$40
Accrued TVN VDP, current portion	—	—	6,597	6,597
Other non-current liabilities
Accrued TVN VDP, long-term portion	—	—	3,053	3,053
Total liabilities measured and recorded at fair value	$—	$40	$9,650	$9,690
(1) The Company’s liability for the TVN VDP is classified within Level 3 because discount rates which are unobservable in the market were being used to measure the fair value of this liability during the fourth quarter of fiscal 2016.

NOTE 6: BUSINESS ACQUISITION
On February 29, 2016, the Company completed its acquisition of TVN, a global leader in advanced video compression solutions headquartered in Rennes, France, for $82.5 million in cash. The acquisition strengthened the Company’s competitive position in the video infrastructure market and enhanced the depth and scale of the Company’s research and development and service and support capabilities in the video arena.
During the fourth quarter of 2016, the Company completed the accounting for this business combination. The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of TVN purchase consideration is as follows (in thousands):

Table of Content

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
(1) See Note 9, “Certain Balance Sheet Components-Prepaid expenses and other current assets,” for more information on French R&D tax credit receivables.
The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

	Estimated Useful Life	Fair Value
Backlog	6 months	$3,600
Developed technology	4 years	21,700
Customer relationships	5 years	15,200
Trade name	4 years	600
		$41,100

Acquired identifiable intangible assets were valued using the income method and are amortized on a straight line basis over their respective estimated useful lives. Goodwill of $41.7 million arising from the acquisition was derived from expected benefits from the business synergies to be derived from the combined entities and the experienced workforce who joined the Company in connection with the acquisition. The goodwill is not expected to be deductible for income tax purposes but the intangibles assets acquired are expected to be deductible for income tax purposes in certain jurisdictions. Both goodwill and intangibles assets acquired were assigned to the Company’s video reporting unit.
Acquisition-and integration-related expenses
As a result of the TVN acquisition, the Company incurred acquisition-and integration-related expenses and these costs are expensed as incurred. Acquisition-related costs include outside legal, accounting and other professional services.
Acquisition-and integration-related expenses for the TVN acquisition are summarized in the table below (in thousands):

Table of Content

	Acquisition-related	Integration-related(1)
	Year ended December 31, 2016	Year ended December 31, 2017 (unaudited)	Year ended December 31, 2016 (unaudited)
Product cost of revenue	$—	$342	$1,049
Research and development	—	7	974
Selling, general and administrative	3,855	2,469	11,058
Total acquisition- and integration-related expenses	$3,855	$2,818	$13,081

(1) Integration-related costs include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. All integration efforts were completed by 2017 and the Company does not expect any more such expenses to continue after 2017.

NOTE 7: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
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
The changes in the Company’s carrying amount of goodwill are as follows (in thousands):

	Video	Cable Edge	Total
Balance as of December 31, 2015	$136,904	$60,877	$197,781
Goodwill from TVN acquisition (1)	41,670	—	41,670
Foreign currency translation adjustment	(2,055)	(117)	(2,172)
Balance as of December 31, 2016	$176,519	$60,760	$237,279
Foreign currency translation adjustment	5,493	55	5,548
Balance as of December 31, 2017	$182,012	$60,815	$242,827
(1) Goodwill from the TVN acquisition is assigned to the Company’s Video reporting unit.
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
The Company performed its annual goodwill impairment review at October 31, 2017. As of October 31, 2017, with a closing stock price of $3.70 on The NASDAQ Stock Market, the Company’s market capitalization was approximately $302 million. When assessing goodwill for impairment, the Company used multiple valuation methodologies to determine its enterprise value and reporting units fair values. The valuation methods used included the Company’s market capitalization adjusted for a control premium and the Company’s discounted cash flow analysis, which involves making significant assumptions and estimates, including expectations of the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of then currently enacted tax laws. Based on the impairment test performed, management concluded that goodwill was not impaired.

Table of Content

The Company has not recorded any impairment charges related to goodwill for any prior periods.
Intangible Assets
The table below is a summary of the Company’s identified intangible assets (in thousands):

		December 31, 2017			December 31, 2016
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	2.2	$31,707	$(20,396)	$11,311	$31,707	$(15,216)	$16,491
Customer relationships/contracts	3.2	44,819	(35,205)	9,614	44,384	(32,098)	12,286
Trademarks and tradenames	2.2	654	(300)	354	573	(119)	454
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	N/A	3,177	(3,177)	—	3,011	(3,011)	—
Total identifiable intangibles		$85,857	$(64,578)	$21,279	$85,175	$(55,944)	$29,231
Amortization expense for the identifiable intangible assets was allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Included in cost of revenue	$5,180	$4,434	$719
Included in operating expenses	3,142	10,402	5,783
Total amortization expense	$8,322	$14,836	$6,502
The estimated future amortization expense of identifiable intangible assets with definite lives as of December 31, 2017 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2018	$5,180	$3,199	$8,379
2019	5,180	3,199	8,379
2020	951	3,063	4,014
2021	—	507	507
Total future amortization expense	$11,311	$9,968	$21,279

NOTE 8: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable, net:
Accounts receivable	$74,475	$91,596
Less: allowance for doubtful accounts and sales returns	(4,631)	(4,831)
Total	$69,844	$86,765
Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The expectation

Table of Content

of collectability is based on the Company’s review of credit profiles of customers, contractual terms and conditions, current economic trends and historical payment experience.
The following table is a summary of activities in allowances for doubtful accounts and sales returns (in thousands):

	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2017	$4,831	$4,030	$881	$(5,111)	$4,631
2016	$4,340	$1,488	$1,100	$(2,097)	$4,831
2015	$7,057	$1,826	$208	$(4,751)	$4,340

NOTE 9: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	December 31,
	2017	2016
Prepaid expenses and other current assets:
French R&D tax credits receivables (1)	6,609	5,895
Deferred cost of revenue	4,440	6,856
Prepaid maintenance, royalty, rent, property taxes and value added tax	3,867	5,526
Restricted cash (2)	530	731
Other	3,485	7,311
Total	$18,931	$26,319
(1) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government and in the year ended December 31, 2017 and 2016, the French government approved the 2013 and 2012 claims and refunded $6.4 million and $5.8 million to the TVN French Subsidiary, respectively. The remaining R&D tax credit receivables at December 31, 2017 were approximately $28.5 million and are expected to be recoverable from 2018 through 2021 with $6.6 million reported under “Prepaid and other Current Assets” and $21.9 million reported under “Other Long-term Assets” on the Company’s Consolidated Balance Sheets.
(2) The restricted cash balances are held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. Additionally, as of December 31, 2017, the Company had approximately $1.2 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. This amount is reported under “Other Long-term Assets” on the Company’s Consolidated Balance Sheets.

	December 31,
	2017	2016
Inventories:
Raw materials	$2,881	$9,889
Work-in-process	933	2,318
Finished goods	10,130	17,776
Service-related spares	12,032	11,210
Total	$25,976	$41,193

Table of Content

	December 31,
	2017	2016
Property and equipment, net:
Machinery and equipment (1)	$87,121	$97,989
Capitalized software	35,139	34,519
Leasehold improvements	15,051	14,455
Furniture and fixtures (1)	6,534	8,993
Property and equipment, gross	143,845	155,956
Less: accumulated depreciation and amortization (1)	(114,580)	(123,792)
Total	$29,265	$32,164

(1) The reductions in these balances in 2017, compared to 2016, were due to retirement of fully depreciated assets.

	December 31,
	2017	2016
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$16,414	$19,377
Customer deposits	5,020	4,537
Accrued warranty	4,381	4,862
Contingent inventory reserves	3,806	2,210
Accrued TVN VDP, current (1)	3,186	6,597
Accrued royalty payments	2,195	1,912
Other	13,703	15,655
Total	$48,705	$55,150
(1) See Note 10, “Restructuring and related charges” for additional information on the Company’s TVN VDP liabilities.

Table of Content

NOTE 10: RESTRUCTURING AND RELATED CHARGES
The Company implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to Company’s net revenues, while simultaneously implementing extensive company-wide expense control programs.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations. The following table summarizes the Company’s restructuring and related charges (in thousands):

	Year ended December 31,
	2017	2016 (1)	2015
Product cost of revenue	$1,279	$3,400	$113
Operating expenses-Restructuring and related charges	5,307	14,602	1,372
Total	$6,586	$18,002	$1,485

(1) The restructuring and related charges for the year ended December 31, 2016 is net of $0.6 million and $1.4 million, in product cost of revenue and operating expenses-restructuring and related charges, respectively, of gain from TVN pension curtailment. See discussion below “Harmonic 2016 Restructuring Plan-TVN VDP” for additional information on the gain from TVN pension curtailment.

Harmonic 2017 Restructuring

In the third quarter of 2017, the Company implemented a restructuring plan (the “Harmonic 2017 Restructuring Plan”) to better align its operating costs with the continued decline in its net revenues. In 2017, the Company recorded $2.5 million of restructuring and related charges under this plan consisting of $2.1 million of employee severance and $0.4 million related to the closure of one of the Company’s offices in New York. The activities under this plan were completed in 2017. In 2017, the Company made $2.0 million payments for this plan and the remaining $0.5 million liability outstanding at December 31, 2017 which relates to the accrual for thew New York excess facility will be paid out over the remainder of the New York leased properties’ terms, which continue through August 2020.

Harmonic 2016 Restructuring

In the first quarter of 2016, the Company implemented a restructuring plan (the “Harmonic 2016 Restructuring Plan”) to reduce operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities included global workforce reductions, exiting certain operating facilities and disposing of excess assets and an employee voluntary departure plan in France (the “TVN VDP”).
In 2016, the Company recorded an aggregate of $20.0 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, of which $2.2 million is primarily related to the exit from the excess facility at the U.S. headquarters and the remaining $17.8 million is related to severance and benefits for the termination of 118 employees worldwide, including 83 employees in France who participated in the TVN VDP. Additionally, the restructuring and related charges under this plan were offset by $2.0 million of gain from TVN pension curtailment. For the employees who participated in the TVN VDP, their pension benefit will be funded by the TVN VDP and as a result, the TVN defined benefit pension plan was remeasured at December 31, 2016, which resulted in a non-cash curtailment gain. In 2017, the Company recorded an additional $1.1 million in severance and benefits and this plan was completed in June 2017.
TVN VDP

Based on the applicable accounting guidance, the Company recorded $1.8 million and $13.1 million of TVN VDP costs in the years ended December 31, 2017 and 2016, respectively. In aggregate, in 2016 and 2017, the Company had paid $10.7 million of TVN VDP costs. The TVN VDP liability balance as of December 31, 2017 was $5.1 million, payable from 2018 through 2020.
Excess Facilities in San Jose, California

In January 2016, the Company exited an excess facility at its U.S. headquarters in San Jose, California and recorded $1.4 million in facility exit costs. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-

Table of Content

free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through August 2020. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $1.1 million. As a result of a change in the estimate of the sublease income, the restructuring liability was increased by $1.2 million and $0.6 million, as of December 31, 2017 and 2016, respectively.
The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan (in thousands):

	Excess facilities	VDP	Non-VDP Severance and benefits	Other charges	Total
Charges for 2016 Restructuring Plan	$1,655	$13,175	$4,702	$247	$19,779
Adjustments to restructuring provisions	582	—	(88)	(247)	247
Reclassification of deferred rent	1,087	—	—	—	1,087
Cash payments	(948)	(3,484)	(3,075)	—	(7,507)
Foreign exchange loss	(1)	(41)	(20)	—	(62)
Balance at December 31, 2016	2,375	9,650	1,519	—	13,544
Adjustments to restructuring provisions	1,223	1,766	1,134	—	4,123
Cash payments	(1,172)	(7,203)	(2,690)	—	(11,065)
Foreign exchange gain	—	915	37	—	952
Balance at December 31, 2017	2,426	5,128	—	—	7,554
Less: current portion (1)	(645)	(3,186)	—	—	(3,831)
Long-term portion (1)	$1,781	$1,942	$—	$—	$3,723
(1) The current portion and long-term portion of the restructuring liability are reported under “Accrued and other current liabilities” and “Other non-current liabilities”, respectively, on the Company’s Consolidated Balance Sheets.
Harmonic 2015 Restructuring
In the fourth quarter of 2014, the Company implemented the Harmonic 2015 Restructuring Plan to reduce operating costs. The plan was completed in 2015 and the Company recorded $3.7 million restructuring charges, in aggregate, under this plan, of which $2.2 million and $1.5 million were recorded in 2014 and 2015, respectively. All liabilities under this plan were fully paid in 2016.
NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND CAPITAL LEASES
4.00% Convertible Senior Notes
In December 2015, the Company issued $128.25 million aggregate principal amount of 4.00% unsecured convertible senior notes due December 1, 2020 (the “offering” or “Notes”, as applicable) through a private placement with a financial institution. The Notes do not contain any financial covenants and the Company can settle the Notes in cash, shares of common stock, or any combination thereof. The Notes can be converted under certain circumstances described below, based on an initial conversion rate of 173.9978 shares of common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $5.75 per share). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year.
Concurrent with the closing of the offering, the Company used $49.9 million of the net proceeds to repurchase 11.1 million shares of the Company’s common stock from purchasers of the offering in privately negotiated transactions. In addition, the Company incurred approximately $4.1 million of debt issuance cost resulting in net proceeds to the Company of approximately $74.2 million, which was used to fund the TVN acquisition.
Prior to September 1, 2020, the Notes will be convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any 5 consecutive trading day period (the “ measurement period ”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than

Table of Content

98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.
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
In accordance with accounting guidance on embedded conversion features, the conversion feature associated with the Notes is valued and bifurcated from the host debt instrument and recorded in stockholders’ equity. The resulting debt discounts on the Notes are being amortized to interest expense at the effective interest rate over the contractual terms of the Notes. The following table presents the components of the Notes as of December 31, 2017 and December 31, 2016 (in thousands, except for years and percentages):

	December 31,
	2017	2016
Liability:
Principal amount	$128,250	128,250
Less: Debt discount, net of amortization	(17,404)	(22,302)
Less: Debt issuance costs, net of amortization	(2,098)	(2,689)
Carrying amount	$108,748	103,259
Remaining amortization period (years)	2.9 years	3.9 years
Effective interest rate on liability component	9.94%	9.94%
Carrying amount of equity component	$26,062	$26,062
The following table presents interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2017	2016	2015
Contractual interest expense	$5,130	5,130	240
Amortization of debt discount	4,898	4,430	193
Amortization of debt issuance costs	591	534	23
Total interest expense recognized	$10,619	10,094	456

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	December 31,
	2017	2016
Financing from French government agencies related to various government incentive programs (1)	20,565	17,930
Term loans	1,282	1,400
Obligations under capital leases	1,099	1,860
Total debt obligations	22,946	21,190
Less: current portion	(7,610)	(7,275)
Long-term portion	15,336	13,915

Table of Content

(1) Loans backed by French R&D tax credit receivables were $17.7 million and $14.7 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the TVN French Subsidiary had an aggregate of $28.5 million of R&D tax credit receivables from the French government from 2018 through 2021. (See Note 9, “Certain Balance Sheet Components-Prepaid expenses and other current assets,” for more information). These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month plus 1.3% and mature between 2018 through 2020. The remaining loans of $2.9 million and $3.2 million as of December 31, 2017 and 2016, respectively, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates and the loans outstanding at December 31, 2017 mature between 2020 through 2025.
Future minimum repayments

The table below shows the future minimum repayments of debts and capital lease obligations as of December 31, 2017 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2018	930	6,674
2019	95	7,141
2020	51	6,942
2021	23	515
2022	—	474
Thereafter	—	101
Total	$1,099	$21,847

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
Loans under the Loan Agreement will bear interest, at the Company’s option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate plus an applicable margin of 2.25%. There will be no applicable margin for prime rate advances when the Company is in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and a 0.25% margin for prime rate advances when the Company is not in compliance with the Liquidity Requirement. The Company may not request LIBOR advances when it is not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity. The Company’s obligations under the revolving credit facility are secured by a security interest on substantially all of its assets, excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants. The Company must comply with financial covenants requiring it to maintain (i) minimum a short-term asset to short-term liabilities ratio and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. The Company must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to $10.0 million at all times. As of December 31, 2017, the Company was in compliance with the covenants under the Loan Agreement.
There were no borrowings under the Loan Agreement from the closing of the Loan Agreement through December 31, 2017.
NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and RSUs. Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, incentive stock options may be granted at prices not less than 100% of the fair value of the

Table of Content

Company’s common stock on the date of grant and non-statutory stock options may be granted at prices not less than 85% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and expire seven years from date of grant. Grants of RSUs and any non-statutory stock options issued at prices less than the fair market value on the date of grant decrease the plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited. The Company’s stockholders approved an amendment to the 1995 Stock Plan at the Company’s 2017 annual meeting of stockholders (“2017 Annual Meeting”) which increased the number of shares of common stock reserved for issuance under the 1995 Stock Plan by 7,000,000 shares. As of December 31, 2017, an aggregate of 14,858,418 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 8,381,707 shares remained available for grant.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, non-statutory stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from date of grant. Grants of RSUs decrease the plan reserve 1.5 shares for every unit granted and any forfeiture of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit forfeited. The Company’s stockholders approved an amendment to the 2002 Director Stock Plan at the 2017 Annual Meeting which increased the number of shares of common stock reserved for issuance under the 2002 Director Stock Plan by 400,000 shares. As of December 31, 2017, an aggregate of 837,174 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 623,034 shares remained available for grant.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. Under the ESPP, 1,291,875, 1,265,458 and 888,152 shares were issued during fiscal 2017, 2016 and 2015, respectively, representing $4.4 million, $3.7 million and $5.2 million in contributions. As of December 31, 2017, 1,114,796 shares were reserved for future purchases by eligible employees.
Stock Option and RSU activities
The following table summarizes the Company’s stock option and RSU activities during the year ended December 31, 2017 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	3,912	5,019	$6.01	3,864	$4.26
Authorized	7,400	—	—	—
Granted	(5,351)	30	5.10	3,546	5.12
Options exercised	—	(106)	2.97	—
Shares released	—	—	—	(3,184)	4.10
Forfeited or canceled	3,043	(1,063)	6.18	(1,322)	5.14
Balance at December 31, 2017	9,004	3,880	$6.04	2,904	$5.09
The following table summarizes information about stock options outstanding as of December 31, 2017 (in thousands, except per share amounts and term):

Table of Content

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	3,845	$6.06	2.8	$946
Exercisable	3,367	6.21	2.6	664
The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2017. The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.1 million and $1.7 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The following table summarizes information about RSUs outstanding as of December 31, 2017 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,402	0.6	$10,088
The fair value of RSUs vested and expected to vest as of December 31, 2017 is calculated based on the fair value of the Company’s common stock as of December 31, 2017.
Performance- and Market-based awards
Starting 2015, the Company began to fund a portion of its incentive bonus payment to its eligible employees issuing performance-based RSU (“PRSU”) awards from the 1995 Stock Plan. The Company granted 1,165,685, 898,533 and 395,760 shares of PRSUs to its employees during the years ended December 31, 2017, 2016 and 2015, respectively, of which 1,165,685, 610,579 and 239,744 shares of PRSUs vested during the years December 31, 2017, 2016 and 2015, respectively. No PRSUs awards were outstanding as of December 31, 2017. The vesting of the PRSUs awards is based on the achievement of certain financial and non-financial operating goals of the Company. The stock-based compensation recognized for PRSUs were $3.2 million, $2.8 million and $0.6 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
In 2017, the Company granted 344,500 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to its key executives and certain eligible employees that may vest during a three-year period as part of its long-term incentive program. The vesting conditions of these awards are tied to the market value of the Company's common stock. None of the MRSUs vested during the year ended December 31, 2017. The fair value of these shares was estimated using a Monte-Carlo simulation and the stock-based compensation recognized in 2017 for these MRSUs was $0.9 million. The unrecognized stock-based compensation at December 31, 2017 was $0.2 million for the MRSU and is expected to be fully recognized in 2018.

TVN Employee Equity Benefit Plan
In connection with the TVN acquisition, the Company assumed two of TVN’s existing employee equity benefit plans, which were fully vested and settled in 2016 for $2.9 million.
French Retirement Benefit Plan
Under French law, the Company’s subsidiaries in France, including the acquired TVN French Subsidiary, are obligated to make certain payments to its employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement. The French pension plan is unfunded and there are no contributions to the plan required by any laws or funding regulations, discretionary contributions or non-cash contributions expected to be made.
The company’s defined benefit pension obligations are measured as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation takes into account the employees’ age and period of service with the company, projected mortality rates, mobility rates and increases in salaries, and a discount rate.

Table of Content

The table below shows the present value of the Company’s pension obligations as of December 31, 2017 and December 31, 2016 and the changes to the Company’s pension obligations for each of those years (in thousands):

	December 31,
	2017	2016
Projected benefit obligation:
Balance at January 1	$4,264	$—
Acquired from TVN acquisition	—	5,907
Service cost	259	217
Interest cost	71	87
Actuarial (gains) losses	(528)	279
Curtailment (1)	—	(1,955)
Adjustment for prior year balance	343	—
Foreign currency translation adjustment	624	(271)
Balance at December 31	$5,033	$4,264

Presented on the Consolidated Balance Sheets under:
Current portion (presented under “Accrued and other current liabilities”)	$34	27
Long-term portion (presented under “Other non-current liabilities”)	$4,999	4,237
(1) As a result of the TVN VDP, the defined benefit pension plan was remeasured in the fourth quarter of 2016, which resulted in a non-cash curtailment gain of $2.0 million. The curtailment gain was recognized in the Consolidated Statement of Operations during the fourth quarter of 2016 and the Company’s pension liability was reduced by the same amount. Of the $2.0 million pension curtailment gain, $0.6 million is included in product cost of revenue and the remaining $1.4 million is included in operating expenses-restructuring and related charges in the Consolidated Statement of Operations. The remeasurement did not have a material effect on other components of net periodic pension expense for the year ended December 31, 2016.
The table below shows the components of net periodic benefit costs (in thousands):

	Year ended December 31,
	2017	2016
Service cost	$259	$217
Interest cost	71	87
Amortization of net actuarial loss (gain) (1)	—	—
Net periodic benefit cost included in operating loss	$330	$304
(1) The Company uses the allowable 10% corridor approach to determine the amount of actuarial gains or losses subject to amortization in pension cost. Gains or losses are amortized on a straight-line basis over the average future remaining service period of active plan participants.
The following assumptions were used in determining the Company’s pension obligation:

	December 31,
	2017	2016
Discount rate	1.5%	1.5%
Mobility rate	6.0%	3.0%
Salary progression rate	2.0%	2.0%

The Company evaluates the discount rate assumption annually. The discount rate is determined using the average yields on high-quality fixed-income securities that have maturities consistent with the timing of benefit payments.
The Company also evaluates other assumptions related to demographic factors, such as retirement age, mortality rates and turnover periodically, updating them to reflect experience and expectations for the future. The mortality assumption related

Table of Content

to the Company’s defined benefit pension plan used mortality tables published in January 2017, which is the most current, by the French National Institute of Statistics and Economic Studies.
As of December 31, 2017, future benefits expected to be paid in each of the next five years, and in the aggregate for the five year period thereafter are as follows (in thousands):

Years ending December 31,
2018	$34
2019	53
2020	—
2021	44
2022	143
2023 - 2027	2,858
$3,132
401(k) Plan
The Company has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The Company’s contributions to the plan were $0.3 million for fiscal year 2017 and $0.4 million for each of the fiscal years 2016 and 2015.
Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Year ended December 31,
	2017	2016	2015
Stock-based compensation in:
Cost of revenue	$2,370	$1,554	$1,862
Research and development expense	5,313	3,711	4,435
Selling, general and administrative expense	8,927	7,795	9,285
Total stock-based compensation in operating expense	14,240	11,506	13,720
Total stock-based compensation recognized in net loss	$16,610	$13,060	$15,582
As of December 31, 2017, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options and RSUs was $9.9 million and is expected to be recognized over a weighted-average period of 1.4 years.
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

	Employee Stock Options			ESPP
	2017	2016	2015	2017	2016	2015
Expected term (in years)	4.30	4.30	4.65	0.50	0.50	0.50
Volatility	42%	36%	38%	48%	70%	34%
Risk-free interest rate	1.8%	1.4%	1.5%	1.2%	0.6%	0.3%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Table of Content

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
Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures in the Company’s Consolidated Statements of Operations and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. Upon the adoption of the accounting standard update (ASU 2016-09, “Improvements to Employee Share-Based payments”) issued by FASB, effective January 1, 2017, the Company changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit).
The weighted-average fair value per share of options granted for the years ended December 31, 2017, 2016 and 2015 was $1.85, $0.99 and $2.51, respectively. The fair value of all stock options vested during the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $2.3 million and $3.0 million, respectively.
The estimated weighted-average fair value per share of stock purchase rights granted for the years ended December 31, 2017, 2016 and 2015 was $1.50, $1.04 and $1.69, respectively.
The Company realized no income tax benefit from stock option exercises for the years ended December 31, 2017, 2016 and 2015 due to recurring losses and valuation allowances.
The estimated fair value of RSUs is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the years ended December 31, 2017, 2016 and 2015 was $13.0 million, $9.7 million and $11.1 million, respectively.
NOTE 13: STOCKHOLDERS’ EQUITY
Preferred Stock
Harmonic has 5,000,000 authorized shares of preferred stock. No shares of preferred stock were issued or outstanding in any of the periods presented.
Common Stock Repurchases
Our stock repurchase program expired on December 31, 2016. No stock was repurchased during the fiscal year of 2017 and 2016. Any further stock repurchases would require authorization from the Board.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	December 31,
	2017	2016
Foreign currency translation adjustments	$4,310	$(7,267)
Unrealized foreign exchange loss on intercompany long-term loans, net of taxes	(1,177)	—
Gain on investments, net of taxes (1)	—	276
Actuarial gain (loss)	249	(279)
Total accumulated other comprehensive income (loss)	$3,382	$(7,270)
(1) See Consolidated Statements of Comprehensive Loss for the amounts related to investments that were reclassified into the Consolidated Statements of Operations for the periods presented.
NOTE 14: INCOME TAXES

Table of Content

Loss from operations before income taxes consists of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$(50,041)	$(53,833)	$(16,826)
International	(34,666)	(26,597)	758
Loss before income taxes	$(84,707)	$(80,430)	$(16,068)
The components of the benefit from income taxes consist of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$(4,530)	$(950)	$(1,981)
State	129	181	120
International	273	2,738	1,966
Deferred:
Federal	—	(713)	—
State	—	—	—
International	2,376	(9,372)	(512)
Total benefit from income taxes	$(1,752)	$(8,116)	$(407)
The differences between the benefit from income taxes computed at the U.S. federal statutory rate at 35% and the Company’s actual benefit from income taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Benefit from for income taxes at U.S. Federal statutory rate	$(29,648)	$(28,150)	$(5,624)
Differential in rates on foreign earnings	15,920	11,741	1,584
Non-deductible amortization expense	—	617	947
Tax Reform Tax rate reduction	14,527	—	—
Change in valuation allowance	(2,834)	4,465	2,230
Change in liabilities for uncertain tax positions	(2,009)	(960)	(1,083)
Non-deductible stock-based compensation	1,934	1,480	1,398
Non-deductible meals and entertainment	380	441	395
Non-deductible acquisition cost	—	—	457
Adjustments related to tax positions taken during prior years	(473)	(163)	(781)
Adjustments made under intercompany transactions	—	1,779	—
Tax Refund	(834)	—	—
Other	1,285	634	70
Total benefit from income taxes	$(1,752)	$(8,116)	$(407)
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
In 2017, the Company had a worldwide consolidated loss before tax of $84.7 million and tax benefit of $1.8 million, with an effective income tax rate of 2%. The Company’s 2017 effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to the Company’s geographical income mix, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, tax rate change in foreign jurisdictions, tax benefits associated with the release of tax reserves for uncertain tax positions resulting from the expiration of the statutes of limitations, a one-time benefit of $2.6 million

Table of Content

from the reduction of a valuation allowance on alternative minimum tax (“AMT”) credit carryforwards that will be refundable as a result of the TCJA, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various other discrete tax adjustments.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the TCJA; however, the effects on existing deferred tax balances has been determined and recorded. The impact of remeasuring deferred tax assets at the lower tax rate is a $14.5 million reduction of the value of net deferred tax assets (which represent future tax benefits), which is offset by a corresponding reduction in the related valuation allowance. As a result, there is net zero impact to the Company’s tax expense for 2017. Under the TCJA, the corporate AMT was repealed. Therefore, corporations which have been unable to utilize AMT credit carryforwards now have the opportunity to realize them through cash refunds. The Company has an AMT credit carryforward of $2.6 million that previously was not considered realizable and as such had a valuation allowance recorded. As a result of the TCJA, the valuation allowance was released and is reflected as a benefit in the Company's 2017 income tax provision. The Company has reclassified the $2.6 million credit carryforward to other receivables in the consolidated balance sheet to reflect the expected cash refund.
The TCJA also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. Although the Company currently does not expect to be impacted by the mandatory deemed repatriation provision of the TCJA., because the Company believes our cumulative unremitted earnings and profits are negative, due to the complexity of our international tax and legal entity structure, the Company will continue to analyze the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the mandatory deemed repatriation provision of the TCJA over the one-year measurement period.
In 2016, the Company had a worldwide consolidated loss before tax of $80.4 million and tax benefit of $8.1 million, with an annual effective tax rate of 10%. The Company’s 2016 effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to geographical income mix and its tax valuation allowance, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, favorable resolutions of uncertain tax positions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
In 2015, the Company had a worldwide consolidated loss before tax of $16.1 million and tax benefit of $0.4 million, with an effective income tax rate of 3%. The Company’s 2015 effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates and the Company’s U.S. losses generated for the year received no tax benefit as a result of a full valuation allowance against all of its U.S. deferred tax assets, as well as adjustments relating to its 2014 U.S. federal tax return filed in September 2015 and the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations. In addition, the impairment of the VJU investment (see Note 3, “Investments in Other Equity Securities”) received no tax benefit.

The components of net deferred tax assets included in the Consolidated Balance Sheets are as follows (in thousands):

Table of Content

	December 31,
	2017	2016
Deferred tax assets:
Reserves and accruals	$17,247	$25,527
Net operating loss carryforwards	34,915	33,321
Research and development credit carryforwards	34,419	28,759
Deferred stock-based compensation	2,677	4,292
Depreciation and amortization	—	554
Intangibles	2,062	—
Other tax credits	—	2,738
Other	1,441	—
Gross deferred tax assets	92,761	95,191
Valuation allowance	(77,756)	(74,480)
Gross deferred tax assets after valuation allowance	15,005	20,711
Deferred tax liabilities:
Depreciation and amortization	(259)	—
Intangibles	—	(1,417)
Convertible notes	(4,284)	(8,603)
Other	—	(510)
Gross deferred tax liabilities	(4,543)	(10,530)
Net deferred tax assets	$10,462	$10,181
The following table summarizes the activities related to the Company’s valuation allowance (in thousands):

	Year ended December 31,
	2017	2016	2015
Balance at beginning of period	$74,480	$64,545	$75,199
Additions	9,028	18,291	3,068
Deductions	(5,752)	(8,356)	(13,722)
Balance at end of period	$77,756	$74,480	$64,545
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
In 2017, the Company continued to record a valuation allowance against all of its United States deferred tax assets as well as its net operating losses generated in 2017 due to significant cumulative losses in the United States, resulting in a net increase in valuation allowance of $9.0 million. This increase in valuation allowance is offset partially by the release of $3.2 million of valuation allowance associated with the Company’s foreign subsidiaries and $2.6 million associated with the AMT refund related to the TCJA. As of December 31, 2017, the Company had a valuation allowance of $77.8 million against all of its U.S. federal, California and other state net deferred tax assets, including net operating loss carryforwards and R&D tax credit carryforwards, and against the majority of its foreign deferred tax assets.
The Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, using a modified-retrospective transition method, in the first quarter of fiscal 2017. As a result, the Company recorded a cumulative effect of $4.6 million of additional gross deferred tax asset associated with shared-based payment and an offsetting valuation allowance of the same amount, therefore resulting in no net impact to the Company’s beginning retained earnings or effective tax rate for 2017.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to recognize the income tax consequences of all intra-entity sales of assets other than inventory when they occur. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in

Table of Content

consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company early adopted this ASU during the first quarter of fiscal 2017 on a modified retrospective approach and recorded a cumulative-effect adjustment of $1.4 million to the retained earnings as of January 1, 2017 (which reduced the accumulated deficit). Correspondingly, in the first quarter of fiscal 2017, the Company recognized an additional $1.1 million of net deferred tax assets, after netting with $2.1 million of valuation allowance, and write off the remaining $0.3 million of unamortized tax expenses deferred under the previous guidance to provision for income taxes in the first quarter of fiscal 2017.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeal. The Ninth Circuit will decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. The Company concluded that no adjustment to the consolidated financial statements as of December 31, 2016 and 2017 is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

As of December 31, 2017, the Company had $111.4 million, $49.1 million, $25.4 million and $53.2 million of foreign, U.S. federal, U.S. California state, and U.S. other states net operating loss carryforwards (“NOL”), respectively. There is no expiration to the utilization of the foreign NOL, while the U.S. federal and California NOL will begin to expire at various dates beginning in 2018 through 2037, if not utilized.
As of December 31, 2017, the Company had U.S. federal and California state tax credit carryforwards of approximately $11.3 million and $33.9 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit forward will not expire.
The Company has not provided U.S. federal and California state income taxes, as well as foreign withholding taxes, on approximately $10.5 million of cumulative undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2017, the Company had $18.8 million that would favorably impact the effective tax rate in future periods if recognized. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

	Year ended December 31,
	2017	2016	2015
Balance at beginning of period	$19.2	$15.6	$15.7
Increase in balance related to tax positions taken during current year	1.4	4.6	0.7
Decrease in balance as a result of a lapse of the applicable statues of limitations	(2.2)	(1.0)	(0.9)
Increase in balance related to tax positions taken during prior years	1.8	—	0.3
Decrease in balance related to tax positions taken during prior years	(1.4)	—	(0.2)
Balance at end of period	$18.8	$19.2	$15.6
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2015 through 2017, were not material. The Company had approximately $0.5 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2017 and December 31, 2016.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. In 2016, the U.S. Internal Revenue Service concluded its audit for the Company’s 2012 tax year. As a result, the Company released $1.1 million of related tax reserves, including accrued interests and penalties in 2016.

Table of Content

The 2014 through 2016 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2015 tax years generally remain subject to examination by their respective tax authorities. In addition, a subsidiary of the Company is under audit for the 2013 and 2016 tax years, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018. The income tax benefits attributable to the Switzerland holiday were estimated to be approximately $0.6 million for fiscal year 2017 and approximately $0.7 million for each of the fiscal years 2016 and 2015, increasing diluted earnings per share by approximately $0.007, $0.008 and $0.008 for each of the fiscal years 2017, 2016 and 2015, respectively.
NOTE 15: NET LOSS PER SHARE
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(82,955)	$(72,314)	$(15,661)
Denominator:
Weighted average number of shares outstanding:
Basic and diluted	80,974	77,705	87,514
Net loss per share:
Basic and diluted	$(1.02)	$(0.93)	$(0.18)
The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2017, 2016 and 2015 because potential common shares are only considered when their effect would be dilutive. The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	December 31,
	2017	2016	2015
Stock options	4,470	5,295	6,460
Restricted stock units	3,059	2,536	2,178
Stock purchase rights under the ESPP	620	659	518
Warrants (1)	782	206	—
Total (2)	8,931	8,696	9,156

(1) In 2016, in connection with the execution of a product supply agreement the Company granted Comcast a warrant to purchase shares of its common stock. (See Note 16, “Warrants” for additional information).
(2) Excluded from the table above are the Notes, which are convertible under certain conditions into an aggregate of 22,304,348 shares of common stock (see Note 11, “Convertible Notes, Other Debts and Capital Leases” for additional information on the Notes). Since the Company’s intent is to settle the principal amount of the Notes in cash, the treasury stock

Table of Content

method is being used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share.

NOTE 16: WARRANTS

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

Comcast’s right to purchase 781,617 shares vested as of the issuance date as an incentive to enter into the software license product supply agreement. Comcast’s rights to purchase an additional 1,954,042 shares vest upon achievement of milestones that occur upon or prior to Comcast’s election for enterprise license pricing for certain of the Company’s software products. Such pricing would obligate Comcast to make certain total payments to the Company over the term of the product supply agreement. Comcast’s rights to purchase an additional 1,172,425 shares vest when Comcast exceeds specified cumulative purchase amounts from the Company under the product supply agreement. Comcast’s rights to purchase the remaining shares vest in specified tranches at the earlier of Comcast’s enterprise license pricing election (if completed by a certain date) or achievement of specified cumulative purchase amounts from the Company.

Because the Warrant contains performance criteria under which Comcast must achieve for the Warrant to vest, the final measurement date for the Warrant is the date on which the Warrant vests. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of the Warrant is recorded as a reduction to net revenue based on the projected number of shares underlying the Warrant that are expected to vest, the proportion of purchases by Comcast and its affiliates within the period relative to the aggregate purchase levels required for the Warrant to vest and the then-current fair value of the Warrant. To the extent that projections change as to the number of shares underlying the Warrant that will vest, fair market value of the Warrant changes, a cumulative catch-up adjustment is recorded in the period in which the estimates change.

The fair value of the Warrant is determined using the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the Warrant. Expected life is equal to the remaining contractual term of the Warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and does not have any plans to declare dividends in the future.

A portion of the Warrant vested on September 26, 2016 and had a fair value of $1.6 million. During the year ended December 31, 2017 and 2016, the Company recorded as a reduction to net revenues in connection with the Warrant of $0.2 million and $0.4 million, respectively. The remaining unamortized value of $1.0 million is recorded as an asset under “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet as of December 31, 2017.
NOTE 17: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s CODM, which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Edge. The operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. The Cable Edge segment sells CableOS, cable edge solutions and related services to cable operators globally.
The Company does not allocate amortization of intangibles, stock-based compensation, restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income (loss) for each

Table of Content

segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.
On February 29, 2016, the Company completed its acquisition of 100% of the outstanding equity of TVN and assigned TVN to its Video operating segment.

The following table provides summary financial information by reportable segment (in thousands):

	Year ended December 31,
	2017 (1)	2016	2015
Video
Revenue	$319,473	$351,489	$291,779
Gross profit	173,414	194,044	167,573
Operating income (loss)	(2,024)	11,963	13,529
Cable Edge
Revenue	$38,773	$54,422	$85,248
Gross profit	8,892	21,174	37,832
Operating loss	(23,154)	(12,131)	(1,599)
Total
Revenue	$358,246	$405,911	$377,027
Gross profit	182,306	215,218	205,405
Operating income (loss)	(25,178)	(168)	11,930

(1) The Company has historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between its Video and Cable Edge segments. Beginning in the fourth quarter of 2017, the Company has prospectively changed to a more precise attribution methodology as the activities of selling and supporting the CableOS solution have become increasingly distinct from those of Video solutions. The impact of making this change in the fourth quarter of 2017 compared to the Company’s historical approach was a reduction in operating income of $2.4 million from the Video segment and a corresponding increase to the operating income of the Cable Edge segment. The Company believes that the updated allocation methodology will provide greater clarity regarding the operating metrics of the Video and Cable Edge business segments.
A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Year ended December 31,
	2017 (1)	2016	2015
Total segment operating income (loss)	$(25,178)	$(168)	$11,930
Unallocated corporate expenses (1)	(20,767)	(38,972)	(2,794)
Stock-based compensation	(16,610)	(13,060)	(15,582)
Amortization of intangibles	(8,322)	(14,836)	(6,502)
Consolidated loss from operations	(70,877)	(67,036)	(12,948)
Non-operating expense, net	(13,830)	(13,394)	(3,120)
Loss before income taxes	$(84,707)	$(80,430)	$(16,068)
(1) For the years ended December 31, 2017 and 2016, the unallocated corporate expenses included TVN acquisition- and integration-related costs, TVN VDP costs (see Note 10, “Restructuring and Related charges-TVN VDP,” for more information on TVN VDP ) and Cable Edge product line inventory obsolescence costs, totaling $7.9 million and $32.2 million, respectively. In addition, in fiscal year 2017, the unallocated corporate expenses included $8.0 million of Avid litigation settlement cost and associated legal fees (see Note 19, “Legal Proceedings,” for more information). The remaining unallocated corporate expenses for all years presented above include primarily other restructuring charges and excess facilities charges.
Geographic Information

Table of Content

The geographic distribution of Harmonics’ revenue and property and equipment, net is summarized in the tables below (in thousands):

	Year ended December 31,
	2017	2016	2015
Net revenue (1):
United States	$131,773	$171,016	$175,466
Other countries	226,473	234,895	201,561
Total	$358,246	$405,911	$377,027
(1) Revenue is attributed to countries based on the location of the customer.

Other than the U.S., no single country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2017, 2016 and 2015.

	As of December 31,
	2017	2016
Property and equipment, net:
United States	$13,786	$15,197
Israel	8,904	9,966
France	4,573	4,872
Other countries	2,002	2,129
Total	$29,265	$32,164
Customer Concentration
During the years ended December 31, 2017 and 2016, no single customer accounted for more than 10% of our net revenue. Net revenue from Comcast accounted for 12% of the Company’s total net revenue during the year ended December 31, 2015. Other than Comcast, no single customer accounted for 10% or more of the Company’s total net revenue for fiscal year 2015.
NOTE 18: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its facilities under non-cancelable operating leases which expire at various dates through June 2028. In addition, the Company leases vehicles and phones in Israel under non-cancelable operating leases, the last of which expires in 2020. Total rent expense related to these operating leases was $10.2 million, $9.7 million and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under non-cancellable operating leases at December 31, 2017, are as follows (in thousands):

Operating Leases
Year ending December 31,
2018	$13,534
2019	12,132
2020	8,716
2021	2,958
2022	2,497
Thereafter	9,145
Total minimum payments	$48,982
Warranty
The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of warranty claims. Activities for the Company’s

Table of Content

warranty accrual for each fiscal year, which is included in accrued and other current liabilities, is summarized below (in thousands):

	2017	2016	2015
Balance at beginning of period	$4,862	$3,913	$4,242
Accrual for current period warranties	5,117	5,482	5,378
Balance assumed from TVN acquisition	—	1,012	—
Warranty costs incurred	(5,598)	(5,545)	(5,707)
Balance at end of period	$4,381	$4,862	$3,913
Bank Guarantees and standby Letters of Credit
As of December 31, 2017, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.7 million, consisting primarily of $1.4 million for a building lease for the TVN French Subsidiary and $0.5 million for a credit card facility, and the remainder mainly related to performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million indemnity issued by the parent company. There were no amounts outstanding under this credit facility as of December 31, 2017.
Indemnification
The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2017.
Royalties
The Company has licensed certain technologies from various companies. It incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, the Company has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. Royalty expenses were $5.2 million, $4.1 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and they are included in product cost of revenue in the Company’s Consolidated Statements of Operations.
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $40.2 million of non-cancelable commitments to purchase inventories and other commitments as of December 31, 2017. The Company recognized $3.8 million of net losses on firm inventory purchase commitments as of December 31, 2017.
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

Table of Content

In July 2017, the court issued a scheduling order consolidating both cases and setting the trial date for November 6, 2017.
On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. In connection with the agreement, the Company recorded a $6.0 million litigation settlement expense in “Selling, general and administrative expenses” in the Company’s 2017 Consolidated Statement of Operations. Of the associated $6.0 million settlement liability, $2.5 million was paid in October 2017 and the remaining $1.5 million and $2.0 million will be paid in the second quarter of 2019 and the third quarter of 2020, respectively.
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

NOTE 20: SUBSEQUENT EVENT
Harmonic 2018 Restructuring

To better align the Company's resources and strategic goals, in the first quarter of 2018, the Company committed to a new restructuring plan (the “Harmonic 2018 Restructuring Plan”). The restructuring activities under this plan primarily include workforce reductions of the company worldwide. The estimated cost for implementing this plan is approximately $1.7 million. The restructuring activities under this plan will commence in the first quarter of 2018 and are expected to continue into the second quarter of 2018.
NOTE 21: SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2017. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

Table of Content

	Fiscal 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$82,943	$82,315	$92,014	$100,974
Gross profit (4)	40,408	33,815	47,025	48,572
Net loss (2) (5) (6)	$(24,027)	$(31,500)	$(15,583)	$(11,516)
Net loss per share:
Basic and diluted	$(0.30)	$(0.39)	$(0.19)	$(0.14)
Shares used in per share calculations:
Basic and diluted	79,810	80,590	81,445	82,014
	Fiscal 2016 (1)
	1st Quarter (6)	2nd Quarter	3rd Quarter	4th Quarter (3)
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$81,832	$109,571	$101,406	$113,102
Gross profit	40,654	51,040	51,363	57,693
Net loss (2) (5) (6)	$(25,180)	$(20,679)	$(16,012)	$(10,443)
Net loss per share:
Basic and diluted	$(0.33)	$(0.27)	$(0.21)	$(0.13)
Shares used in per share calculations:
Basic and diluted	76,996	77,342	78,092	78,389
(1) On February 29, 2016, the Company completed the acquisition of TVN and applied the acquisition method of accounting for the business combination. The selected quarterly financial data for the year ended December 31, 2016 of the combined entity includes 10 months of operating results of TVN beginning March 1, 2016.
(2) As a result of the TVN acquisition, in 2016 and 2017, the Company incurred acquisition- and integration-related expenses of $3.0 million, $3.4 million, $5.3 million and $5.2 million, in the first through fourth quarter of 2016, respectively, and $2.2 million, $0.5 million, $0.1 million and $0.1 million in the first through fourth quarter of 2017. These costs consisted of acquisition-related costs which include outside legal, accounting and other professional services as well as integration-related costs which include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. These costs are expensed as incurred and the Company does not expect to incur any TVN acquisition- and integration-related expenses after 2017.

(3) In 2016, as part of the TVN integration plan, the Company established the TVN VDP to enable the French employees of TVN to voluntarily terminate with certain benefits. The Company recorded a charge of $13.1 million for TVN VDP in the fourth quarter of 2016.
(4) Gross margin decreased to 41.1% in the second quarter of 2017 compared to 48.7% in the first quarter of 2017, primarily due to lower service margins and higher inventory obsolescence charges for the Company’s legacy broadcast video inventory due to reduced demand, as well as higher inventory obsolescence charge for our older Cable Edge product lines. The factors negatively impacting the gross margin in the second quarter of 2017 were mostly absent in the third quarter of 2017, and together with a more favorable product mix, the gross margin increased to 51.1% in the third quarter of 2017 compared to 41.1% in the second quarter of 2017. Gross margin increased to 50.7% in the third quarter of 2016 compared to 46.6% in the second quarter of 2016 primarily due to the absence of the Cable Edge inventory obsolescence charge in the third quarter of 2016.

(5) In the fourth quarter of 2016 and 2017, the Company recorded additional valuation allowances of $18.3 and $9.0 million against all of the U.S. deferred tax assets, respectively. These increases in valuation allowances were offset partially by the release of $8.4 million and $5.8 million in the fourth quarter of 2016 and 2017, respectively, of valuation allowances associated with the Company’s foreign subsidiaries, including a one-time benefit associated with the alternative minimum tax refund related to the TCJA in the fourth quarter of 2017.

(6) In the first and third quarter of 2016 and the fourth quarter of 2017, the Company recorded impairment charges of $1.5 million, $1.2 million, and $0.5 million, respectively, for its investment in Vislink. (See Note 3, “Investments in Other Equity Securities,” of the notes to the Consolidated Financial Statements for additional information).

Table of Content

Table of Content

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2017.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2017, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2018 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2018 Proxy Statement is incorporated herein by reference.

Table of Content

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.
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
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements. See Index to Consolidated Financial Statements in Item 8 on page of this Annual Report on Form 10-K.
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

Table of Content

Exhibit Number	Description

3.1(ii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.2(iii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

4.3(x)	Indenture, dated December 14, 2015, by and between the Company and U.S. Bank National Association

4.4(x)	Form of 4.00% Senior Convertible Note due 2020 (included in Exhibit 4.3)

4.5(xi)†	Warrant to Purchase Shares of Common Stock of Harmonic, Inc.

10.1(i)*	Form of Indemnification Agreement

10.2(viii)*	1995 Stock Plan, as amended and restated on June 13, 2017

10.3(viii)*	2002 Director Stock Plan, as amended and restated on June 13, 2017

10.4(viii)*	2002 Employee Stock Purchase Plan, as amended and restated on June 13, 2017

10.5(iv)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective September 25, 2017

10.6(iv)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Neven Haltmayer, effective September 25, 2017

10.7(iv)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Nimrod Ben-Natan, effective September 25, 2017

10.8(viii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.9(v)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.10(v)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.11(v)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.12	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.13(vi)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.14(iv)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Sanjay Kalra, effective September 25, 2017

10.15(vii)*	Amended and Restated Loan and Security Agreement, dated as of December 18, 2017, by and among Harmonic Inc., Harmonic International AG and Silicon Valley Bank

10.16 (ix)	Purchase Agreement, dated as of December 8, 2015, by and between Harmonic Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.17(xiii)
Put Option Agreement, dated as of December 7, 2015, by and between Harmonic Inc. and Mr. Eric Louvet, Mr. Eric Gallier, Mr. Jean-Marc Guiot, Mr. Claude Perron, Mrs. Crystele Trévisan-Jallu, Mrs. Delphine Sauvion, Mr. Marc Procureur, Mr. Christophe Delahousse, Mr. Hervé Congard, Mr. Arnaud de Puyfontaine, FPCI Winch Capital 3, Montalivet Networks and FPCI CIC Mezzanine 3

10.18(xiii)
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

Table of Content

10.19(xii)	Registration Rights Agreement, dated September 26, 2016, by and between the Company and Comcast.

21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

†
Registrant has omitted portions of this exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(iii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(iv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

(v)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(vi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

(vii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 21, 2017.

(viii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated June 22, 2017.
(ix) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 7, 2015.

(x)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2015.

(xi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2016.

(xii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2016.
(xiii) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Table of Content

Item 16.	FORM 10-K SUMMARY
None.

Table of Content

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 5, 2018.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	March 5, 2018
(Patrick J. Harshman)

/s/ SANJAY KALRA	Chief Financial Officer	March 5, 2018
(Sanjay Kalra)	(Principal Financial and Accounting Officer)

/s/ PATRICK GALLAGHER	Chairman	March 5, 2018
(Patrick Gallagher)

/s/ E. FLOYD KVAMME	Director	March 5, 2018
(E. Floyd Kvamme)

/s/ WILLIAM REDDERSEN	Director	March 5, 2018
(William Reddersen)

/s/ SUSAN G. SWENSON	Director	March 5, 2018
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	March 5, 2018
(Mitzi Reaugh)

/s/ NIKOS THEODOSOPOULOS	Director	March 5, 2018
(Nikos Theodosopoulos)

/s/ DAVID KRALL	Director	March 5, 2018
(David Krall)