Form 10-Q
period 2018-03-30
HARMONIC INC
filed 2018-05-08
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 30, 2018

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 27, 2018 was 85,216,298.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$52,045	$57,024
Accounts receivable, net	74,760	69,844
Inventories	25,074	25,976
Prepaid expenses and other current assets	29,967	18,931
Total current assets	181,846	171,775
Property and equipment, net	27,703	29,265
Goodwill	243,805	242,827
Intangibles, net	19,233	21,279
Other long-term assets	43,647	42,913
Total assets	$516,234	$508,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$7,551	$7,610
Accounts payable	27,573	33,112
Income taxes payable	481	233
Deferred revenue	57,629	52,429
Accrued and other current liabilities	49,202	48,705
Total current liabilities	142,436	142,089
Convertible notes, long-term	110,201	108,748
Other debts and capital lease obligations, long-term	15,424	15,336
Income taxes payable, long-term	927	917
Other non-current liabilities	21,273	22,626
Total liabilities	290,261	289,716
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 85,194 and 82,554 shares issued and outstanding at March 30, 2018 and December 31, 2017, respectively	85	83
Additional paid-in capital	2,280,847	2,272,690
Accumulated deficit	(2,060,075)	(2,057,812)
Accumulated other comprehensive income	5,116	3,382
Total stockholders’ equity	225,973	218,343
Total liabilities and stockholders’ equity	$516,234	$508,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 30, 2018	March 31, 2017
Revenue:
Product	$55,374	$50,404
Service	34,753	32,539
Total net revenue	90,127	82,943
Cost of revenue:
Product	26,609	26,102
Service	16,335	16,433
Total cost of revenue	42,944	42,535
Total gross profit	47,183	40,408
Operating expenses:
Research and development	23,457	24,882
Selling, general and administrative	31,163	34,631
Amortization of intangibles	804	774
Restructuring and related charges	1,086	1,279
Total operating expenses	56,510	61,566
Loss from operations	(9,327)	(21,158)
Interest expense, net	(2,757)	(2,590)
Other expense, net	(532)	(511)
Loss before income taxes	(12,616)	(24,259)
Provision for (benefit from) income taxes	1,078	(232)
Net loss	$(13,694)	$(24,027)

Net loss per share:
Basic and diluted	$(0.16)	$(0.30)
Shares used in per share calculation:
Basic and diluted	83,912	79,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	March 30, 2018	March 31, 2017
Net loss	$(13,694)	$(24,027)
Other comprehensive income before tax:
Change in unrealized loss on available-for-sale securities:
Unrealized loss arising during the period	—	(499)
Change in foreign currency translation adjustments	1,734	889
Other comprehensive income before tax	1,734	390
Less: Provision for income taxes	—	2
Other comprehensive income, net of tax	1,734	388
Total comprehensive loss	$(11,960)	$(23,639)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(13,694)	$(24,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	2,099	2,069
Depreciation	3,456	3,599
Stock-based compensation	5,757	3,251
Amortization of discount on convertible debt and issuance cost	1,453	1,316
Restructuring, asset impairment and loss on retirement of fixed assets	40	187
Amortization of non-cash warrant	111	416
Foreign currency adjustments	835	182
Provision for excess and obsolete inventories	458	387
Allowance for doubtful accounts and returns	1,122	2,700
Other non-cash adjustments, net	132	72
Changes in operating assets and liabilities:
Accounts receivable	(5,925)	14,388
Inventories	424	942
Prepaid expenses and other assets	(6,511)	(3,151)
Accounts payable	(5,710)	(6,687)
Deferred revenue	10,009	5,435
Income taxes payable	253	6
Accrued and other liabilities	(933)	(4,181)
Net cash used in operating activities	(6,624)	(3,096)
Cash flows from investing activities:
Proceeds from maturities of investments	—	3,106
Proceeds from sales of investments	—	3,792
Purchases of property and equipment	(1,775)	(3,217)
Net cash (used in) provided by investing activities	(1,775)	3,681
Cash flows from financing activities:
Repayment of other debts and capital leases	(448)	(953)
Proceeds from common stock issued to employees	2,347	2,114
Payment of tax withholding obligations related to net share settlements of restricted stock units	—	(2,383)
Net cash provided by (used in) financing activities	1,899	(1,222)
Effect of exchange rate changes on cash and cash equivalents	73	347
Net decrease in cash, cash equivalents and restricted cash	(6,427)	(290)
Cash, cash equivalents and restricted cash at beginning of period	58,757	57,420
Cash, cash equivalents and restricted cash at end of period	$52,330	$57,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2018 (the “2017 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2018, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period’s presentation. These reclassifications did not have a material impact on previously reported financial statements.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s reported financial positions or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2017 Form 10-K. There have been no significant changes to these policies during the three months ended March 30, 2018 other than those disclosed in Note 2, “Recently Adopted Accounting Pronouncements”.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements

ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not restated, and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“Topic 605”).

Under Topic 606, the Company began to recognize a contract asset for satisfied performance obligations that do not provide the Company with an unconditional right to consideration, which was restricted under the previous standard. In addition, the Company changed its revenue recognition for professional services from a completed contract method to a percentage of completion method.

The cumulative effect of initially applying Topic 606 to the condensed consolidated balance sheet on January 1, 2018 was as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS	Balance as of December 31, 2017	Cumulative Impact from Adopting Topic 606	Balance as of January 1, 2018
ASSETS
Accounts receivable, net	$69,844	$1,781	$71,625
Prepaid expenses and other current assets	18,931	3,578	22,509
Other long-term assets	42,913	773	43,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$52,429	$(4,826)	$47,603
Other non-current liabilities	22,626	(473)	22,153
Accumulated deficit	(2,057,812)	11,431	(2,046,381)

The impact from adopting Topic 606 on the condensed consolidated financial statements was as follows (in thousands):

	Three months ended March 30, 2018
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
Total net revenue	$90,127	$89,323	$804
Total cost of revenue	42,944	42,825	119
Total gross profit	47,183	46,498	685
Operating expenses:
Selling, general and administrative	31,163	30,971	192
Loss from operations	(9,327)	(9,820)	493
Loss before income taxes	(12,616)	(13,109)	493
Net loss	(13,694)	(14,187)	493
	As of March 30, 2018
CONDENSED CONSOLIDATED BALANCE SHEETS	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
ASSETS
Accounts receivable, net	$74,760	$72,358	$2,402
Prepaid expenses and other current assets	29,967	24,321	5,646
Other long-term assets	43,647	43,040	607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	57,629	60,569	(2,940)
Other non-current liabilities	21,273	21,602	(329)
Accumulated deficit	(2,060,075)	(2,071,999)	11,924

Revenue Recognition

The Company’s principal sources of revenue are from the sale of hardware, software, hardware and software maintenance contracts, and end-to-end solutions, encompassing design, manufacture, test, integration and installation of products. The Company also derives revenue from subscriptions, which are comprised of subscription fees from customers utilizing the Company’s cloud-based media processing solutions.

Revenue from contracts with customers is recognized using the following five steps:

a) Identify the contract(s) with a customer;
b) Identify the performance obligations in the contract;
c) Determine the transaction price;
d) Allocate the transaction price to the performance obligations in the contract; and
e) Recognize revenue when (or as) the Company satisfies a performance obligation.

A contract contains a promise (or promises) to transfer goods or services to a customer. A performance obligation is a promise (or a group of promises) that is distinct. The transaction price is the amount of consideration a Company expects to be entitled from a customer in exchange for providing the goods or services.

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations will be combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct.

The transaction price is allocated to all the separate performance obligations in an arrangement. It reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on the Company’s experience with similar arrangements. The transaction price also reflects the impact of the time value of money if there is a significant financing component present in an arrangement. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes.

Revenue is recognized when the Company satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time depending on the nature of the arrangement.

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. During the three-month period ended March 30, 2018, the Company recognized $19.9 million of revenue that was included in Deferred revenue at the beginning of the period.

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).

Shipping and handling costs are accounted for as a fulfillment cost and are recorded in cost of revenue in the Company’s Condensed Consolidated Statements of Operations.

Hardware and Software. Revenue from the sale of hardware and software products is recognized when the control is transferred. For most of the Company’s product sales (including sales to distributors and system integrators), the control is transferred at the time the product is shipped or delivery has occurred because the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time. The Company’s agreements with the distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users, and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. We offer trade-in rights which are specifically identified and accrued for at the end of the period through contra-revenue.

Arrangements with Multiple Performance Obligations. The Company has revenue arrangements that include multiple performance obligations. The Company allocates transaction price to all separate performance obligations based on their relative standalone selling prices (“SSP”). The Company’s best evidence for SSP is the price the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers. If goods or services are not always sold separately, the Company uses the best estimate of SSP in the allocation of transaction price. The objective of determining the best estimate of SSP is to estimate the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company’s process for determining best estimate of SSP involves management’s judgment, and considers multiple factors including, but not limited to, major product groupings, geographies, gross margin objectives and pricing practices. Pricing practices taken into consideration include contractually stated prices, discounts offered and applicable price lists. These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.

Solution Sales. Solution sales for the design, manufacture, test, integration and installation of products, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for based on the percentage-of-completion basis, using the input method. Some of our arrangements may include acceptance provisions that require testing of the solution against specific performance criteria. The Company performs a detailed evaluation to determine whether the arrangement involves performance criteria based on our standard performance criteria. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales based on standard performance criteria. For this type of arrangement, we consider the customer acceptance clause not substantive and recognize product revenue when the customer takes possession on the product and recognize service on a percentage-of-completion basis. However, if the solution results in significant production, modification or customization, we consider the arrangement as a single performance obligation and recognize the revenue at a point in time, depending on the complexity of the solution and nature of acceptance.

Professional services. Revenue from professional services is recognized over time, on the percentage-of-completion basis using the input method.

Input method. The use of the input method requires the Company to make reasonably dependable estimates. We use the input method based on labor hours, where revenue is calculated based on the percentage of total hours incurred in relation to total estimated hours at completion of the contract. The input method is reasonable because the hours best reflect the Company’s efforts toward satisfying the performance obligation over time. As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such changes to an entity’s measure of progress is accounted for as a change in accounting estimate.

Support and maintenance. Support and maintenance services are satisfied ratably over time as the customer simultaneously receives and consumes the benefits of the services. As a result, support and maintenance revenue is recognized on a straight line basis over the period of the contract.

Contract costs. The incremental costs of obtaining a contract are capitalized if the costs are expected to be recovered. Costs that are recognized as assets are amortized straight-line over the period as the related goods or services transfer to the customer. Costs incurred to fulfill a contract are capitalized if they are not covered by other relevant guidance, relate directly to a contract, will be used to satisfy future performance obligations, and are expected to be recovered.

The Company recorded a net decrease to the opening balance of accumulated deficit of $1.4 million as of January 1, 2018 for capitalizing contract costs due to the cumulative impact of adopting Topic 606 for sales commissions related to customer contracts with an amortization period in excess of one year. Anticipated contract renewals, amendments, and follow-on contracts with the same customer are considered when determining the period of amortization.

The net capitalized contract costs as of March 30, 2018 were $0.8 million and $0.5 million, which are included in prepaid expenses and other current assets and other long-term assets, respectively. The amortization of the capitalized contract costs during the three month period ended March 30, 2018 was $0.2 million.

Significant Judgments. The Company has revenue arrangements that include promises to transfer multiple products and services to a customer. The Company may exercise significant judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together.

The Company allocates the transaction price to all separate performance obligations based on the SSP of each obligation. The Company’s best evidence for SSP is the price the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers. If goods or services are not always sold separately, the Company uses the best estimate of SSP in the allocation of the transaction price. The objective of determining the best estimate of SSP is to estimate the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company’s process for determining the best estimate of SSP involves management’s judgment, and considers multiple factors including, but not limited to, major product groupings, geographies, gross margin objectives and pricing practices. Pricing practices taken into consideration include contractually stated prices, discounts and applicable price lists. These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.

Practical Expedients and Exemptions. Under Topic 606, incremental costs of obtaining a contract, such as sales commissions, are capitalized if they are expected to be recovered. Expensing these costs as they are incurred is not permitted unless they qualify for the practical expedient. The Company elected the practical expedient to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less.

The Company elected the practical expedient under Topic 606 to not disclose the transaction price allocated to remaining performance obligations, since the majority of the Company’s arrangements have original expected durations of one year or less, or the invoicing corresponds to the value of the Company’s performance completed to date.

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less.

See Note 14, “Segment Information” for further disaggregated revenue information.

Other Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Updated (“ASU”) No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted this new standard in the first quarter of fiscal 2018, and the adoption had no impact on its condensed consolidated financial statements. See Note 3, “Investments in Equity Securities” for more information.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The Company adopted this new standard in the first quarter of fiscal 2018 on a retrospective basis. The Company’s total restricted cash balance was $0.3 million and $1.7 million as of March 30, 2018 and December 31, 2017, respectively. The Company’s total restricted cash balance was $1.8 million and $1.8 million as of March 31, 2017 and December 31, 2016, respectively. These restricted cash balances are presented as a part of the ending and beginning balances of cash, cash equivalents and restricted cash on the Company’s Condensed Consolidated Statements of Cash Flows for the corresponding periods. See Note 6, “Balance Sheet Components” for more information.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The objective of ASU 2017-01 is to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The Company adopted this new standard in the first quarter of fiscal 2018, and the adoption had no impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to amend the existing accounting standard for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. This new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. This new ASU will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company will be required to recognize the right-of-use assets and liabilities of operating leases upon adoption of the new ASU. The Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures.

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

NOTE 3: INVESTMENTS IN EQUITY SECURITIES
Vislink

In 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million. On February 3, 2017, Vislink completed the disposal of its hardware division and changed its name to Pebble Beach Systems (“PBS”). The investment in PBS was accounted for as a cost method investment as the Company did not have significant influence over its operational and financial policies.

In the first quarter of 2017, PBS announced its financial results for fiscal 2016 which showed a significant increase in operating losses. In addition, PBS’s stock price declined 67% in the same period. Since the decline in PBS’s stock price from December 31, 2016 had been for less than three months, the Company determined that the decline in the fair value of the PBS investment was not considered permanent yet and as a result, the $0.5 million loss in the PBS investment in the first quarter of 2017 was recorded to Other comprehensive income.

During the fourth quarter of 2017, the Company assessed the investment in PBS and determined that the decline in the fair value was other than temporary. As a result, the Company fully wrote off the carrying value of this investment and released the unrealized loss previously included in Accumulated Other Comprehensive Income (“AOCI”) to earnings as of December 31, 2017.

Unconsolidated Variable Interest Entities (“VIE”)

EDC

In 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. EDC is considered a VIE but the Company determined that it is not the primary beneficiary of EDC. As a result, EDC is accounted for as a cost method investment.

The Company determined that there were no indicators existing at March 30, 2018 that would indicate that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at March 30, 2018 was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

NOTE 4: DERIVATIVES AND HEDGING ACTIVITIES
The Company uses forward contracts to manage exposures to foreign currency exchange rates. The Company’s primary objective in holding derivative instruments is to reduce the volatility of earnings and cash flows associated with fluctuations in foreign currency exchange rates and the Company does not use derivative instruments for trading purposes. The use of derivative instruments exposes the Company to credit risk to the extent that the counterparties may be unable to meet their contractual obligations, as such, the potential risk of loss with any one counterparty is closely monitored by the Company.
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company’s balance sheet hedges consist of foreign currency forward contracts that generally mature within three months, are carried at fair value, and are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Condensed Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
Losses on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended
	Financial Statement Location	March 30, 2018	March 31, 2017
Derivatives not designated as hedging instruments:
Losses recognized in income	Other expense, net	$(113)	$(132)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekels, Japanese yen and Mexican peso, are summarized as follows (in thousands):

	March 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Purchase	$21,714	$12,875
Sell	$5,268	$1,509

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	March 30, 2018	December 31, 2017	Balance Sheet Location	March 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$33	Accrued and other current liabilities	$300	$4
Total derivatives		$—	$33		$300	$4
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of March 30, 2018, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets
Derivative assets	$—	—	$—
Derivative liabilities	$300	—	$300
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash and as of March 30, 2018, the total compensating balance maintained was $1.0 million.

NOTE 5: FAIR VALUE MEASUREMENTS
The authoritative accounting guidance establishes a framework for measuring fair value and requires disclosure about the fair value measurements of assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 30, 2018
Accrued and other current liabilities
Derivative liabilities	$—	$300	$—	$300
Total liabilities measured and recorded at fair value	$—	$300	$—	$300
	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Cash equivalents
Money market funds	$22	$—	$—	$22
Prepaid expenses and other current assets
Derivative assets	—	33	—	33
Total assets measured and recorded at fair value	$22	$33	$—	$55
Accrued and other current liabilities
Derivative liabilities	$—	$4	$—	$4
Total liabilities measured and recorded at fair value	$—	$4	$—	$4

The Company’s liability for the TVN VDP (as defined below) was $4.3 million and $5.1 million as of March 30, 2018 and December 31, 2017, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. Subsequently there has been no recurring fair value re-measurement for this liability based on the applicable accounting guidance. See Note 8, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s convertible notes was approximately $127.0 million and $129.9 million as of March 30, 2018 and December 31, 2017, respectively, and represents a Level 2 valuation. The Company’s other debts assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding capital leases, outstanding as of March 30, 2018 and December 31, 2017 were in the aggregate of $22.1 million and $21.8 million, respectively. (See Note 9, “Convertible Notes, Other debts and Capital Leases” for additional information).
During the three months ended March 30, 2018, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 6: BALANCE SHEET COMPONENTS
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 30, 2018	December 31, 2017
Cash and cash equivalents	$52,045	$57,024
Restricted cash included in prepaid expenses and other current assets(1)	285	530
Restricted cash included in other long-term assets(2)	—	1,203
Total cash, cash equivalents and restricted cash	$52,330	$58,757
(1) Amounts represent cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party.
(2) As of December 31, 2017, the Company had approximately $1.2 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. The restriction was released and accordingly, the amount was reclassified to “Cash and cash equivalents” in the three months ended March 30, 2018.
The following tables provide details of selected balance sheet components (in thousands):

	March 30, 2018	December 31, 2017
Accounts receivable, net:
Accounts receivable	$79,349	$74,475
Less: allowances for doubtful accounts and sales returns	(4,589)	(4,631)
Total	$74,760	$69,844

	March 30, 2018	December 31, 2017
Prepaid expenses and other current assets:
Deferred cost of revenue	$7,149	$4,440
French R&D tax credits receivable(1)	6,747	6,609
Prepaid maintenance, royalty, rent, property taxes and value added tax	$5,646	$3,867
Contract assets(2)	$4,984	—
Restricted Cash	285	530
Other	5,156	3,485
Total	$29,967	$18,931
(1) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) which participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credits receivable at March 30, 2018 were approximately $30.6 million and are expected to be recoverable from 2018 through 2021 with $6.7 million reported under “Prepaid expenses and other current assets” and $23.9 million reported under “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets.
(2) Contract assets reflect the satisfied performance obligations which not yet have an unconditional right to consideration.

	March 30, 2018	December 31, 2017
Inventories:
Raw materials	$2,708	$2,881
Work-in-process	816	933
Finished goods	9,640	10,130
Service-related spares	11,910	12,032
Total	$25,074	$25,976

	March 30, 2018	December 31, 2017
Property and equipment, net:
Machinery and equipment	$87,657	$87,121
Capitalized software	35,460	35,139
Leasehold improvements	15,177	15,051
Furniture and fixtures	6,557	6,534
Property and equipment, gross	144,851	143,845
Less: accumulated depreciation and amortization	(117,148)	(114,580)
Total	$27,703	$29,265

	March 30, 2018	December 31, 2017
Other long-term assets:
R&D tax credits receivable	$23,873	$22,322
Deferred tax assets	10,462	10,462
Equity investment	3,593	3,593
Others	5,719	6,536
Total	$43,647	$42,913

	March 30, 2018	December 31, 2017
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$15,709	$16,414
Accrued TVN VDP, current (1)	2,864	3,186
Accrued warranty	4,522	4,381
Customer deposits	3,702	5,020
Contingent inventory reserves	3,480	3,806
Accrued royalty payments	2,482	2,195
Others	16,443	13,703
Total	$49,202	$48,705

(1) See Note 8, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

NOTE 7: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has two reporting units, Video and Cable Access (renamed from Cable Edge).

The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fiscal fourth quarter, or more frequently, if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company performed its annual goodwill impairment review at the reporting unit level as of October 31, 2017, with no goodwill impairment indicated. There were no events or circumstances which triggered additional impairment reviews for the periods presented.

The changes in the carrying amount of goodwill by reportable segments for the three months ended March 30, 2018 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2017	$182,012	$60,815	$242,827
Foreign currency translation adjustment	954	24	978
Balance as of March 30, 2018	$182,966	$60,839	$243,805

Intangible Assets
The following is a summary of intangible assets (in thousands):

		March 30, 2018			December 31, 2017
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	1.9	$31,707	$(21,691)	$10,016	$31,707	$(20,396)	$11,311
Customer relationships/contracts	2.9	44,893	(35,996)	8,897	44,819	(35,205)	9,614
Trademarks and trade names	1.9	668	(348)	320	654	(300)	354
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	N/A	3,204	(3,204)	—	3,177	(3,177)	—
Total identifiable intangibles		$85,972	$(66,739)	$19,233	$85,857	$(64,578)	$21,279

Amortization expense for the identifiable purchased intangible assets for the three months ended March 30, 2018 and March 31, 2017 was allocated as follows (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Included in cost of revenue	$1,295	$1,295
Included in operating expenses	804	774
Total amortization expense	$2,099	$2,069
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2018 (remaining 9 months)	$3,885	$2,413	$6,298
2019	5,180	3,217	8,397
2020	951	3,078	4,029
2021	—	509	509
Total future amortization expense	$10,016	$9,217	$19,233

NOTE 8: RESTRUCTURING AND RELATED CHARGES
The Company implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Restructuring and related charges in:
Cost of revenue	$762	$508
Operating expenses - Restructuring and related charges	1,086	1,279
Total restructuring and related charges	$1,848	$1,787
As of March 30, 2018 and December 31, 2017, the Company’s total restructuring liability was $7.2 million and $8.0 million, respectively, of which $4.3 million and $4.4 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $2.9 million and $3.6 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

Harmonic 2018 Restructuring

In the first quarter of 2018, the Company approved and implemented a restructuring plan (the “Harmonic 2018 Restructuring Plan”). The restructuring activities under this plan primarily include worldwide workforce reductions of the Company. In the three months ended March 30, 2018, the Company recorded an aggregate amount of $1.8 million of restructuring and related charges for severance and employee benefits for 53 employees worldwide, primarily in the United States and across all functions. The Company made $1.4 million in payments for this plan in the first quarter of 2018, with the remaining $0.4 million liability outstanding at March 30, 2018. The activities under this plan are expected to be completed in 2018.

Harmonic 2017 Restructuring

In the third quarter of 2017, the Company implemented a restructuring plan (the “Harmonic 2017 Restructuring Plan”) to better align its operating costs with the continued decline in its net revenues. In 2017, the Company recorded $2.5 million of restructuring and related charges under this plan, consisting of $2.1 million of employee severance and $0.4 million related to the closure of one of the Company’s offices in New York. The activities under this plan were completed in 2017. As of March 30, 2018, the remaining $0.2 million liability outstanding relates to the accrual for the New York excess facility, which will be paid out over the remainder of the New York leased property’s term through August 2020.

Harmonic 2016 Restructuring

In the first quarter of 2016, the Company implemented a restructuring plan (the “Harmonic 2016 Restructuring Plan”) to reduce operating costs by consolidating duplicative resources in connection with the acquisition of Thomson Video Networks (“TVN”). The planned activities included global workforce reductions, exiting certain operating facilities and disposing of excess areas, and an employee voluntary departure plan in France (the “TVN VDP”).

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

TVN VDP

The Company recorded $1.1 million of TVN VDP costs in the three months ended March 31, 2017. The TVN VDP liability balance as of March 30, 2018 was $4.3 million, payable from 2018 through 2020.

Excess Facility in San Jose, California

In January 2016, the Company exited an excess facility at its U.S. headquarters in San Jose, California and recorded $1.4 million of facility exit costs. The fair value of this liability is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ term, which continue through August 2020. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting this charge was an adjustment for deferred rent liability relating to this space of $1.1 million. As a result of a change in the estimate of the sublease income, the restructuring liability was increased by $1.2 million as of December 31, 2017.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan during the three months ended March 30, 2018 (in thousands):

	Excess facilities	TVN VDP (1)	Total
Balance at December 31, 2017	$2,426	$5,128	$7,554
Adjustments to restructuring provisions	34	(41)	(7)
Cash payments	(251)	(880)	(1,131)
Foreign exchange gain	—	107	107
Balance at March 30, 2018	2,209	4,314	6,523
Less: current portion (1)	(892)	(2,864)	(3,756)
Long-term portion (1)	$1,317	$1,450	$2,767

(1) The current portion and long-term portion of the restructuring liability are reported under “Accrued and other current liabilities” and “Other non-current liabilities”, respectively, on the Company’s Condensed Consolidated Balance Sheets.

NOTE 9: CONVERTIBLE NOTES, OTHER DEBTS AND CAPITAL LEASES
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
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the Notes was valued at $26.1 million and bifurcated from the host debt instrument and recorded in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at the effective interest rate over the contractual term of the Notes. The following table presents the components of the Notes as of March 30, 2018 and December 31, 2017 (in thousands, except for years and percentages):

	March 30, 2018	December 31, 2017
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(16,107)	(17,404)
Less: Debt issuance costs, net of amortization	(1,942)	(2,098)
Carrying amount	$110,201	$108,748
Remaining amortization period (years)	2.7	2.9
Effective interest rate on liability component	9.94%	9.94%
Carrying amount of equity component	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Contractual interest expense	$1,283	$1,283
Amortization of debt discount	1,297	1,174
Amortization of debt issuance costs	156	142
Total interest expense recognized	$2,736	$2,599

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	March 30, 2018	December 31, 2017
Financing from French government agencies related to various government incentive programs (1)	$20,889	$20,565
Term loans	1,228	1,282
Obligations under capital leases	858	1,099
Total debt obligations	22,975	22,946
Less: current portion	(7,551)	(7,610)
Long-term portion	$15,424	$15,336
(1) As of March 30, 2018 and December 31, 2017, loans backed by French R&D tax credit receivables were $18.0 million and $17.7 million, respectively. As of March 30, 2018, the TVN French Subsidiary had an aggregate of $30.6 million of R&D tax credit receivables from the French government from 2018 through 2021. See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets,” for more information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2018 through 2020. The remaining loans of $2.8 million at March 30, 2018, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2020 through 2025.

Future minimum repayments

The table below presents the future minimum repayments of debts and capital lease obligations for TVN as of March 30, 2018 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2018 (remaining nine months)	$687	$6,626
2019	97	7,289
2020	51	7,086
2021	23	526
2022	—	485
Thereafter	—	105
Total	$858	$22,117

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

The Loan Agreement contains customary affirmative and negative covenants. The Company must comply with financial covenants requiring it to maintain (i) a short-term asset to short-term liabilities ratio of at least 1.10 to 1.00 and (ii) a minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. The Company must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to at least $10.0 million at all times. As of March 30, 2018, the Company was in compliance with the covenants under the Loan Agreement.

There were no borrowings under the Loan Agreement from the closing of the Loan Agreement through March 30, 2018.

NOTE 10: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the employee stock purchase plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 12, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2017 Form 10-K for details pertaining to each plan. As of March 30, 2018, there were 0.5 million and 6.5 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the three months ended March 30, 2018 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	3,880	$6.04
Granted	—	—
Exercised	(78)	3.02
Forfeited	(35)	4.76
Canceled or expired	(502)	8.88
Balance at March 30, 2018	3,265	$5.69	3.0	$556.3
As of March 30, 2018
Vested and expected to vest	3,244	$5.70	3.0	$548.1
Exercisable	2,910	$5.80	2.8	$417.7
The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the three months ended March 30, 2018.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three months ended March 30, 2018 and March 31, 2017, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information as of March 30, 2018 (in thousands, except per share amounts and terms):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	2,904	$5.09
Granted	2,198	3.77
Vested	(1,970)	4.66
Forfeited	(135)	5.42
Balance at March 30, 2018	2,997	$4.39
Performance- and Market-based awards

Starting in 2015, the Company began to settle a portion of its incentive bonus payments to eligible employees by issuing performance-based RSU awards (“PRSUs”) from the 1995 Stock Plan. The Company granted 909,598 shares of PRSUs to certain employees for the three months ended March 30, 2018, of which 869,598 shares of PRSUs were fully vested at the time of grant for purposes of settling amounts earned under the Company’s 2017 incentive bonus plans. The vesting of the remaining PRSUs will be based on the achievement of certain financial and non-financial operating goals of the Company. The stock-based compensation recognized for PRSUs was $3.3 million for the three months ended March 30, 2018.

In 2017, the Company granted 344,500 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to its key executives and certain eligible employees that may vest during a three-year period as part of its long-term incentive program. The vesting conditions of these awards are based on the market value of the Company's common stock. The aggregate grant-date fair value of these shares was estimated to be $1.2 million using a Monte-Carlo simulation. The unrecognized stock-based compensation of the MRSUs as of March 30, 2018 was $0.1 million that will be fully recognized in 2018. No MRSUs were granted during the first quarter of 2018, and no MRSUs had vested as of March 30, 2018.

French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of TVN in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Service cost	$63	$55
Interest cost	19	16
Recognized net actuarial loss	—	1
Net periodic benefit cost	$82	$72
The present value of the Company’s pension obligation as of March 30, 2018 was $5.2 million, of which $0.1 million was reported under “Accrued and other current liabilities” and $5.1 million was reported under “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2017 was $5.0 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the three months ended March 30, 2018 and March 31, 2017 were $112,000 and $141,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Stock-based compensation in:
Cost of revenue	$515	$445
Research and development expense	1,804	977
Selling, general and administrative expense	3,438	1,829
Total stock-based compensation in operating expense	5,242	2,806
Total stock-based compensation	$5,757	$3,251
As of March 30, 2018, total unrecognized stock-based compensation cost related to unvested stock options and RSUs was $12.1 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures in the Company’s Condensed Consolidated Statements of Operations and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. Upon the adoption of ASU 2016-09, “Improvements to Employee Share-Based payments” issued by FASB, effective January 1, 2017, the Company changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit).

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

Stock Options
Three months ended
March 31, 2017
Expected term (years)	4.3
Volatility	42%
Risk-free interest rate	1.8%
Expected dividends	0.0%

	ESPP Purchase Period Ending
	July 2, 2018	July 3, 2017
Expected term (years)	0.5	0.5
Volatility	60%	63%
Risk-free interest rate	1.7%	0.8%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.34	$1.71
The expected term of the employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The computation of the expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term of the stock purchase rights under the ESPP represents the period of time from the beginning of the offering period to the purchase date. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility. The risk-free interest rate assumption is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company has not paid and does not plan to pay any cash dividends in the foreseeable future.

NOTE 11: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Loss before income taxes	$(12,616)	$(24,259)
Provision for (benefit from) income taxes	1,078	(232)
Effective income tax rate	(8.5)%	1.0%
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

The Company's effective income tax rate of (8.5)% for the three months ended March 30, 2018 was different from the U.S. federal statutory rate of 21%, primarily due to the Company’s geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various discrete tax adjustments. For the three months ended March 30, 2018, the discrete adjustments to the Company's tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.

The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2014 through 2017 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2017 tax years generally remain subject to examination by their respective tax authorities. If, upon the conclusion of an audit, the ultimate determination of taxes owed in the jurisdictions under audit is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

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

As of March 30, 2018, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $19.3 million, of which $1.0 million would affect the Company’s effective tax rate if the benefits are eventually recognized. The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.5 million of gross interest and penalties accrued as of March 30, 2018. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of March 30, 2018, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $1.5 million due to settlements with taxing authorities and expiration of the applicable statutes of limitations over the next 12 months.

In March 2016, the FASB issued ASU 2016-09, an accounting standard update for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard eliminated the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital. It also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. The Company adopted this new accounting standard beginning in the first quarter of fiscal 2017 using a modified-retrospective transition method and recorded a cumulative effect of $4.6 million of additional gross deferred tax assets associated with shared-based payments and an offsetting valuation allowance of the same amount, therefore resulting in no net impact to the Company’s beginning retained earnings.

In October 2016, the FASB issued ASU 2016-16, an accounting standard update which requires companies to recognize the income tax consequences of all intra-entity sales of assets other than inventory when they occur. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax assets that arise in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company early adopted this accounting standard update during the first quarter of fiscal 2017 on a modified retrospective approach and recorded a cumulative-effect adjustment of $1.4 million to the retained earnings as of January 1, 2017 (which reduced the accumulated deficit). Correspondingly, in the first quarter of fiscal 2017, the Company recognized an additional $1.1 million of net deferred tax assets, after netting with $2.1 million of valuation allowances, and wrote off the remaining $0.3 million of unamortized tax expenses deferred under the previous guidance to provision for income taxes in the first quarter of fiscal 2017.

NOTE 12: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	March 30, 2018	March 31, 2017
Numerator:
Net loss	$(13,694)	$(24,027)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	83,912	79,810
Net loss per share:
Basic and diluted	$(0.16)	$(0.30)
Basic and diluted net loss per share were the same for the three months ended March 30, 2018 and March 31, 2017, as the inclusion of potential common shares outstanding would have been anti-dilutive for the periods presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Stock options	3,705	4,892
RSUs	2,206	2,707
Stock purchase rights under the ESPP	836	193
Warrants (1)	782	782
Total (2)	7,529	8,574
(1) On September 26, 2016, in connection with the execution of a product supply agreement pursuant to which an affiliate of Comcast Corporation (together with Comcast Corporation, “Comcast”) may, in its sole discretion, purchase from the Company licenses to certain of the Company’s software products, the Company granted Comcast a warrant to purchase shares of its common stock. (See Note 13, “Warrants” for additional information).

(2) Excluded from the table above are the Notes, which are convertible under certain conditions into an aggregate of 22,304,348 shares of common stock. (See Note 9, “Convertible Notes, Other Debts and Capital Leases” for additional information on the Notes). Since the Company’s intent is to settle the principal amount of the Notes in cash, the treasury stock method is being used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share.

NOTE 13: WARRANTS

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

Because the Warrant contains performance criteria which Comcast must achieve for the Warrant to vest, the final measurement date for the Warrant is the date on which the Warrant vests. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of the Warrant is recorded as a reduction to net revenue based on the projected number of shares underlying the Warrant that are expected to vest, the proportion of purchases by Comcast and its affiliates within the period relative to the aggregate purchase levels required for the Warrant to vest and the then-current fair value of the Warrant. To the extent that projections change as to the number of shares underlying the Warrant that will vest, fair market value of the Warrant changes, a cumulative catch-up adjustment is recorded in the period in which the estimates change.

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

During the three months ended March 30, 2018 and March 31, 2017, the Company recorded as a reduction to net revenues in connection with the Warrant of $0.1 million and $0.4 million, respectively. The remaining unamortized value of $0.9 million is recorded as an asset under “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet as of March 30, 2018.

NOTE 14: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s Chief Operating Decision Maker (the “CODM”), which for Harmonic is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Access (renamed from Cable Edge). The operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. The Cable Access segment sells cable access solutions and related services to cable operators globally.
The Company does not allocate amortization of intangibles, stock-based compensation, restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

The following table provides summary financial information by reportable segment (in thousands):

	Three months ended
	March 30, 2018 (1)	March 31, 2017
Video
Revenue	$71,748	$74,342
Gross profit	41,226	40,773
Operating income (loss)	1,995	(5,836)
Cable Access
Revenue	$18,490	$8,601
Gross profit	8,640	2,210
Operating loss	(1,513)	(6,080)
Total
Revenue	$90,238	$82,943
Gross profit	49,866	42,983
Operating income (loss)	482	(11,916)

(1) The Company has historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between its Video and Cable Access segments. Beginning in the fourth quarter of 2017, the Company has prospectively changed to a more precise attribution methodology as the activities of selling and supporting the CableOS solution have become increasingly distinct from those of Video solutions. The impact of making this change in the first quarter of 2017 compared to the Company’s historical approach was an increase in operating loss of $1.1 million from the Video segment and a corresponding decrease to the operating loss of the Cable Access segment. The Company believes that the updated allocation methodology will provide greater clarity regarding the operating metrics of the Video and Cable Access business segments.

A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Total segment operating income (loss)	$482	$(11,916)
Amortization of warrants	(111)	—
Unallocated corporate expenses	(1,842)	(3,922)
Stock-based compensation	(5,757)	(3,251)
Amortization of intangibles	(2,099)	(2,069)
Loss from operations	(9,327)	(21,158)
Non-operating income (expense)	(3,289)	(3,101)
Loss before income taxes	$(12,616)	$(24,259)

NOTE 15: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of March 30, 2018 are as follows (in thousands):

Years ending December 31,
2018 (remaining nine months)	$9,866
2019	11,460
2020	8,406
2021	2,953
2022	2,509
Thereafter	11,344
Total	$46,538
Warranties
The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of warranty claims. Activity for the Company’s warranty accrual, which is included in “Accrued and other current liabilities”, is summarized below (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Balance at beginning of period	$4,381	$4,862
Accrual for current period warranties	1,736	1,218
Warranty costs incurred	(1,595)	(1,495)
Balance at end of period	$4,522	$4,585
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $38.7 million of non-cancelable commitments to purchase inventories and other commitments as of March 30, 2018.
Standby Letters of Credit and Guarantees
As of March 30, 2018, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $3.6 million, consisting primarily of $1.4 million for a building lease for the TVN French Subsidiary, $0.8 million related to contract manufacturing and $0.5 million for a credit card facility, and the remainder mainly related to performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of March 30, 2018.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through March 30, 2018.

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

On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. In connection with the agreement, the Company recorded a $6.0 million litigation settlement expense in “Selling, general and administrative expenses” in the Company’s 2017 Consolidated Statement of Operations. Of the associated $6.0 million liability, $2.5 million was paid in October 2017 and the remaining $1.5 million and $2.0 million will be paid in the second quarter of 2019 and the third quarter of 2020, respectively.

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
Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	expectations regarding our CableOS solutions;

•	expectations regarding the impact of the Warrant issued to Comcast on our business;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of our restructuring plans;

•	the impact of governmental regulations;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;

•	expectations and estimates related to goodwill and intangible assets and their associated carrying value; and

•	use of cash, cash needs and ability to raise capital.
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 44 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW
We develop and sell (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout, and deliver a full range of high-quality broadcast and over-the-top (“OTT”) video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) cable access solutions that enable cable operators to more efficiently and effectively deploy high-speed internet, voice and video services to consumers’ homes.

We do business in three geographic regions: the Americas, EMEA, and APAC and operate in two segments, Video and Cable Access (renamed from Cable Edge). Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telecommunications (“telco”) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming new media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Cable Access business sells cable access solutions and related services, including our CableOS software-based converged cable access platform (“CCAP”) solutions, primarily to cable operators globally.

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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three months ended March 30, 2018 accounted for 42% of our net revenue, compared to 26% for the corresponding period in 2017. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three months ended March 30, 2018, Comcast accounted for 14% of our net revenue. No customer accounted for more than 10% of our net revenue during the three months ended March 30, 2017. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue increased $7.2 million, or 9%, in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to an increase of $9.9 million in our Cable Access segment revenue and a decrease of $2.6 million in our Video segment revenue. The decrease in our Video segment revenue was due to reduced professional services in our SaaS business and a shift in product mix to software based products. The increase in our Cable Access segment revenue was primarily due to an increase in CableOS related software and support services during the quarter.
Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture and Ultra HD. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, OTT, and new mobile video services. We continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions and services, including OTT SaaS subscription offerings, that enable video compression and processing through our VOS software platform running on standard off-the-shelf servers, data centers and in the cloud.
Our Cable Access strategy is to deliver new virtualized DOCSIS 3.1 CMTS technology and related CCAP architectures, which we collectively refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based CCAP, an end-to-end cable access solution, is superior to hardware-based CCAP systems, and delivers unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, distributed Remote PHY or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our CableOS solutions resolve space and power constraints in the headend and hub, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and will help us become a major player in the CCAP market. In the meantime, we believe our Cable Access segment is gaining momentum in the marketplace as our customers prepare for the adoption of new virtualized DOCSIS 3.1

CMTS solutions and distributed access architectures. While we are in the early stages of field trials and deployments and may experience near-term challenges, we continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements since our first CableOS shipments in the fourth quarter of 2016.
To support our Cable Access strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast a Warrant to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS CCAP solutions. Pursuant to the Warrant, Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. Because the Warrant is considered an incentive for Comcast to purchase certain of the Company’s products, the value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 13, “Warrants,” of the Notes to our Condensed Consolidated Financial Statements for additional information).
As a result of the continued uncertainty regarding the timing of our customers’ investment decisions, we have implemented restructuring plans, including our 2017 and 2018 restructuring plans, to better align the Company’s resources and strategic goals, while simultaneously implementing an extensive Company-wide expense control program. (See Note 8, “Restructuring and Related Charges” of the Notes to our Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of March 30, 2018 was $52.0 million and during the first quarter of fiscal 2018, we used $6.6 million of cash for our operating activities. We also entered into a $15 million line of credit with Silicon Valley Bank in September 2017 which we have not used. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Our critical accounting policies, judgments and estimates are disclosed in in our 2017 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the three months ended March 30, 2018 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three months ended March 30, 2018 and March 31, 2017 (in thousands, except percentages):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Segment:
Video	$71,748	$74,342	$(2,594)	(3)%
Cable Access	18,490	8,601	9,889	115%
Total segment revenue	90,238	82,943	7,295	9%
Amortization of warrants	(111)	—	(111)	—
Total net revenue	90,127	82,943	$7,184	9%

Segment revenue as a % of total segment revenue:
Video	80%	90%
Cable Access	20%	10%
The following table presents the breakdown of revenue by geographical region for the three months ended March 30, 2018 and March 31, 2017 (in thousands, except percentages):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Geography:
Americas	$48,856	$37,906	$10,950	29%
EMEA	23,202	25,439	(2,237)	(9)%
APAC	18,069	19,598	(1,529)	(8)%
Total net revenue	$90,127	$82,943	$7,184	9%

Regional revenue as a % of total net revenue:
Americas	54%	46%
EMEA	26%	31%
APAC	20%	23%
Our Video segment net revenue decreased 3% in the three months ended March 30, 2018, compared to the corresponding period in 2017, due to a $4.5 million decrease in Video service revenue, offset in part by a $1.9 million increase in Video product revenue. The decrease in our Video service revenue was primarily due to reduced activity in connection with SaaS deployments and timing of renewals of certain support agreements. The increase in Video product revenue was mainly due to improved demand from our service provider customers for video distribution infrastructure and improved demand from our broadcast and media customers.
Our Cable Access segment net revenue increased 115% in the three months ended March 30, 2018, compared to the corresponding period in 2017. The increase was primarily due to an increase in delivery of software and services for our CableOS solutions.
Net revenue in the Americas increased 29% in the three months ended March 30, 2018, compared to the corresponding period in 2017, due to an increase in both service provider and broadcast and media demand for our live and premium quality OTT solutions, and, to a lesser extent, services.

EMEA net revenue decreased 9% in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to the deceleration of investment in traditional broadcast and media infrastructure, offset in part by increased investment in our live and premium quality OTT software solutions for the delivery of new IP-based video services in both our service provider and broadcast and media customer verticals.

APAC net revenue decreased 8% in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to softer demand from both our service provider and broadcast and media customers for our Video and Cable Access products, offset in part by an increase in service revenue.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three months ended March 30, 2018 and March 31, 2017 (in thousands, except percentages):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Gross profit	$47,183	$40,408	$6,775	17%
As a percentage of net revenue (“gross margin”)	52.4%	48.7%	3.5%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Gross margin increased 3.5% in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to a more favorable product mix and higher margin on professional services.

Research and Development

The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three months ended March 30, 2018 and March 31, 2017 (in thousands, except percentages):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Research and development	$23,457	$24,882	$(1,425)	(6)%
As a percentage of net revenue	26.0%	30.0%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in the three months ended March 30, 2018 decreased 6%, compared to the corresponding period in 2017, primarily due to lower project material and third-party consulting costs due to the completion of certain research and development projects in early 2017, lower employee compensation costs due to headcount reductions, and lower utilization of third-party engineering services due to cost reduction efforts.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three months ended March 30, 2018 and March 31, 2017 (in thousands, except percentages):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Selling, general and administrative	$31,163	$34,631	$(3,468)	(10)%
As a percentage of net revenue	34.6%	41.8%

Selling, general and administrative expenses in the three months ended March 30, 2018 decreased 10%, compared to the corresponding period in 2017, primarily due to lower employee compensation costs due to headcount reductions and lower travel and other discretionary costs due to cost reduction efforts.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three months ended March 30, 2018 and March 31, 2017 (in thousands, except percentages):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Video	1,995	$(5,836)	$7,831	(134)%
Cable Access	(1,513)	(6,080)	4,567	(75)%
Total segment operating income (loss)	$482	$(11,916)	$12,398	(104)%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	2.8%	(7.9)%	10.7%
Cable Access	(8.2)%	(70.7)%	62.4%
The operating margin for the Video segment increased 10.7% in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to better margins as a result of a more favorable product mix and lower research and development expenses as a result of headcount reductions. This increase was partially offset by a decrease in margin due to the change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017.
The negative operating margin for the Cable Access segment decreased 62.4% in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to lower spending and higher margin on software and professional services. The change in methodology for allocating professional services revenue between segments in the fourth quarter of

2017 also contributed to the increase in Cable Access margins in the three months ended March 30, 2018, compared to the corresponding period in 2017.
The Company has historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between its Video and Cable Access segments. Beginning in the fourth quarter of 2017, the Company prospectively changed to a more precise attribution methodology as the activities of selling and supporting the CableOS solution have become increasingly distinct from those of Video solutions. The impact of making this change in the three months period ended March 31, 2018 compared to the Company’s historical approach was a reduction in operating income of $1.1 million from the Video segment and a corresponding increase to the operating income of the Cable Access segment. The Company believes that the updated allocation methodology will provide greater clarity regarding the operating metrics of the Video and Cable Access business segments.

The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Total segment operating income (income)	$482	$(11,916)
Amortization of warrants	(111)	—
Unallocated corporate expenses	(1,842)	(3,922)
Stock-based compensation	(5,757)	(3,251)
Amortization of intangibles	(2,099)	(2,069)
Loss from operations	(9,327)	(21,158)
Non-operating expense, net	(3,289)	(3,101)
Loss before income taxes	$(12,616)	$(24,259)
Unallocated Corporate Expenses
We do not allocate amortization of intangibles, stock-based compensation, restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three months ended March 30, 2018 and March 31, 2017 (in thousands, except percentages):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Amortization of intangibles	$804	$774	$30	4%
As a percentage of net revenue	0.9%	0.9%
The amortization of intangibles expense in the three months ended March 30, 2018 remained relatively flat compared to the corresponding period in 2017.

Restructuring and related Charges
We have implemented certain restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense control programs.
The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Restructuring and related charges in:
Cost of revenue	$762	$508	$254	50%
Operating expenses-Restructuring and related charges	1,086	1,279	(193)	(15)%
Total restructuring and related charges	$1,848	$1,787	$61	3.4%

Restructuring and related charges in the three months ended March 30, 2018 remained relatively flat compared to the corresponding period in 2017. See Note 8, “Restructuring and Related Charges,” of the notes to our Condensed Consolidated Financial Statements for details on each of our restructuring plans.

Interest Expense, Net
Interest expense, net was $2.8 million and $2.6 million for the three months ended March 30, 2018 and March 31, 2017, respectively. Interest expense, net increased in the three months ended March 30, 2018 primarily due to increased amortization of debt discount and issuance costs for the Notes issued in December 2015.

Other Expense, Net
Other expense, net was $0.5 million and $0.5 million for the three months ended March 30, 2018 and March 31, 2017, respectively.

Our other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekels.

To mitigate the volatility related to fluctuations in foreign exchange rates, we enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 3 of this Quarterly Report on Form 10-Q for additional information.

Income Taxes
The following table presents the provision for (benefit from) income taxes and the effective income tax rate for the three months ended March 30, 2018 and March 31, 2017 (in thousands, except percentages):

	Three months ended
	March 30, 2018	March 31, 2017	Q1 FY18 vs Q1 FY17
Provision for (benefit from) income taxes	$1,078	$(232)	$1,310	(565)%
Effective income tax rate	(8.5)%	1.0%
Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.

The Company's effective income tax rate of (8.5)% for the three months ended March 30, 2018 was different from the U.S. federal statutory rate of 21%, primarily due to the Company’s geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various discrete tax adjustments. For the three months ended March 30, 2018, the discrete adjustments to the Company's tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.

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

Liquidity and Capital Resources
As of March 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $52.0 million, net accounts receivable of $74.8 million, our $15 million line of credit with Silicon Valley Bank, described in more detail below, and financing from French government agencies. As of March 30, 2018, we had $128.3 million in aggregate principal amount of convertible senior notes outstanding (“Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $22.9 million at March 30, 2018.

Our cash and cash equivalents of $52.0 million as of March 30, 2018 consisted of bank deposits held throughout the world, of which $38.6 million of the cash and cash equivalents balance was held outside of U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $52.0 million at March 30, 2018 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

On September 27, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed up to 85% of our eligible receivables. Under the terms of the Loan Agreement, we may also request letters of credit from the Bank. Loans under the Loan Agreement will bear interest at our option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate plus an applicable margin of 2.25%. There will be no applicable margin for prime rate advances when we are in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and a 0.25% margin for prime rate advances when we are not in compliance with the Liquidity Requirement. We may not request LIBOR advances when not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity. Our obligations under the revolving credit facility are secured by a security interest on substantially all of its assets, excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants. We must comply with financial covenants requiring maintaining (i) a minimum short-term asset to short-term liabilities ratio and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. We must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to $10.0 million at all times. There were no borrowings under the Loan Agreement from the closing of the Loan Agreement through March 30, 2018. As of March 30, 2018, we were in compliance with the covenants under the Loan Agreement.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended
	March 30, 2018	March 31, 2017
Net cash provided by (used in):
Operating activities	$(6,624)	$(3,096)
Investing activities	(1,775)	3,681
Financing activities	1,899	(1,222)
Effect of foreign exchange rate changes on cash	73	347
Net decrease in cash, cash equivalents and restricted cash	$(6,427)	$(290)
Operating Activities
Net cash used in operations increased $3.5 million in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to cash being used for our working capital needs, offset in part by a lower net loss in the three months ended March 30, 2018 compared to the same period a year ago.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, income tax reserves adjustments, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased $5.5 million in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to a decrease in proceeds from sales and maturities of short-term investments of $6.9 million, offset by a decrease in purchases of property and equipment of $1.4 million.
Financing Activities
Net cash provided by financing activities increased $3.1 million in the three months ended March 30, 2018, compared to the corresponding period in 2017, primarily due to a decrease of $2.4 million in payment of tax withholding obligations related to net share settlement of restricted stock units, and an increase of $0.2 million in proceeds from the issuance of common stocks to employees.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of March 30, 2018 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2018 (remaining 9 months)	2019 and 2020	2021 and 2022	Thereafter
Convertible debt	$128,250	$—	$128,250	$—	$—
Interest on convertible debt	15,390	5,130	10,260	—	—
Other debts	22,117	6,626	14,375	1,011	105
Capital Lease	858	687	148	23	—
Operating leases	46,538	9,866	19,866	5,462	11,344
Purchase commitments	38,715	28,062	8,734	1,919	—
TVN VDP Obligations	4,314	2,292	1,469	553	—
Avid litigation settlement fees	3,500	—	3,500	—	—
Total contractual obligations	$259,682	$52,663	$186,602	$8,968	$11,449
Other commercial commitments:
Standby letters of credit	$2,557	$1,087	$1,470	$—	$—
Total commercial commitments	$2,557	$1,087	$1,470	$—	$—

Off-Balance Sheet Arrangements

We did not have any other off-balance sheet arrangements as of March 30, 2018.

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
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 96% of our consolidated net revenue in the three months ended March 30, 2018, recorded net billings denominated in foreign currencies of approximately 18% of their net billings in the first three months of 2018, compared to 20% in the corresponding period in 2017. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekels, Japanese yen and Mexican peso, are summarized as follows (in thousands):

	March 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Purchase	$21,714	$12,875
Sell	$5,268	$1,509

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests.

As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at March 30, 2018 was $23.0 million, of which $0.9 million relates to obligations under capital leases with fixed interest rates. The remaining $22.1 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years, with expiries ranging from 2017 through 2023. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. See Note 9, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of March 30, 2018, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.4 million annually.

As of March 30, 2018, we had $128.3 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended March 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. In connection with the agreement, we recorded a $6.0 million litigation settlement expense in “Selling, general and administrative expenses” in our Consolidated Statement of Operations. Of the associated $6.0 million liability, $2.5 million was paid in October 2017 and the remaining $1.5 million and $2.0 million will be paid in the second quarter of 2019 and the third quarter of 2020, respectively.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson (which recently announced the sale of majority stake in its video technology business to a private equity firm), and, in certain product lines, other companies including ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Access business include Arris, Casa Systems and Cisco Systems. In the OTT market, our competitors include internally developed technologies and solutions by companies such as Netflix, Facebook, Google and Microsoft, as well as end-to-end online video platforms such as Brightcove, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services.

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

We continue to focus our development efforts on key product solutions in our Video and Cable Access businesses. Our VOS solution is a software-based, cloud-enabled platform that unifies the entire media processing chain, from ingest to delivery. We have launched a number of VOS-based product solutions and services, including Electra XVM, VOS Software Cluster (formerly VOS Cloud) and VOS360, and continue to develop and expand the capabilities of our VOS software platform . In our Cable Access business, we have launched and continue to develop our CableOS software-based CCAP systems.

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

In the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation Cable Access solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe our CableOS software-based CCAP solutions, supporting centralized distributed Remote PHY or hybrid configurations, will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. If we are unsuccessful in developing these capabilities in a timely manner, or are otherwise delayed in making such capabilities available to our customers, our business may be adversely impacted, particularly if our competitors develop and market fully compliant products before we do.

We believe CCAP-based solutions will, over time, replace and make obsolete current Cable Access-QAM solutions, including our Cable Access QAM products, as well as current CMTS solutions, which is a market our products have previously not addressed. If demand for our CCAP solutions is weaker than expected, or sales of our CCAP-based solutions do not adequately offset the continuing decline in demand we have experienced for our non-CCAP cable access products, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Further, in September 2016 we granted Comcast a warrant (the “Warrant”) to purchase shares of our common stock to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based CCAP solution. If Comcast does not adopt our CableOS solutions, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of our relationship with Comcast and our business and operating results, financial condition and cash flows could be materially and adversely affected. Moreover, if a new or competitive architecture for next-generation Cable Access solutions is promulgated that renders our CCAP-based systems obsolete, our business may be adversely impacted.

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

Revenue derived from customers outside of the U.S. for the three months ended March 30, 2018 and March 31, 2017 represented approximately 54% and 65% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

• changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers;

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on two suppliers for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products. In addition, our financial results may be impacted by tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs proposed in March 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain. If any such tariffs are imposed on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, financial condition and operating results.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three months ended March 30, 2018 and March 31, 2017 accounted for approximately 42% and 26% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the three months ended March 30, 2018, Comcast accounted for 14% of our net revenue. No customer accounted for more than 10% of our net revenue during the three months ended March 31, 2017. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not increase its adoption of our technologies or purchases of our products in connection with the Warrant we issued to them in September 2016, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of March 30, 2018, we had approximately $243.8 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of March 30, 2018, we had 792 employees in our international operations, representing approximately 67% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

We face risks associated with having outsourced engineering resources located in Ukraine.

We outsource a portion of our research and development activities for both our Video and Cable Access business segments to a third-party partner with engineering resources located in Ukraine. Political, social and economic instability and unrest or violence in Ukraine, including the ongoing conflict with Russian-backed separatists or conflict with the Russian Federation directly, could cause disruptions to the business and operations of our outsourcing partner, which could slow or delay the development work our partner is undertaking for us. Instability, unrest or conflict could limit or prevent our employees from traveling to, from, or within Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine to other locations or countries. The resulting delays could negatively impact our product development efforts, operating results and our business.

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

As of March 30, 2018, we maintained facilities in Israel with a total of 161 employees, or approximately 14% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

• economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including any stemming from an unstable political environment in the United States or abroad as well as those resulting from regulatory, trade or tax policy changes from the Tax Cuts and Jobs Act that was enacted in December 2017 (the “TCJA”)

• changes in market acceptance of and demand for our products or our customers’ services or products;

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the U.S., is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $9.0 million and $18.3 million in 2017 and 2016, respectively, against our U.S. net deferred tax assets. The increase in valuation allowance was offset partially by the release of $5.8 million of valuation allowance. The release of valuation allowance were associated with our foreign subsidiaries and a one-time benefit in 2017 of $2.6 million relating to the refund of alternative minimum tax credit carryforwards related to the TCJA.

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

We anticipated that due to our current international tax structure, our consolidated pre-tax income will continue to be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate.

Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the U.S. federal statutory rate in future periods.

On December 22, 2017, the U.S. Congress passed and the President signed into law the TCJA, which contains many significant changes to the U.S. tax laws. The consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the TCJA or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow, or financial condition.

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

At March 30, 2018, we held 74 issued U.S. patents and 46 issued foreign patents, and had 94 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

We may enter into confidentiality or license agreements with our employees, consultants, and vendors and our customers, as needed, and generally limit access to, and distribution of, our proprietary information. Nevertheless, we cannot provide assurances that the steps taken by us will prevent misappropriation of our technology. In addition, we have taken in the past, and may take in the future, legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and other resources, and could materially and adversely affect our business, operating results, financial condition and cash flows.

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

We engage in the design, development and manufacture and sale of a variety of video and cable access products and system solutions, which has required, and will continue to require, significant research and development expenditures.

We believe that our existing cash of approximately $52.0 million at March 30, 2018 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Cybersecurity incidents, including data security breaches or computer viruses, could harm our business by disrupting our business operations, compromising our products and services, damaging our reputation or exposing us to liability.

Computer programmers may attempt to penetrate our network security, misappropriate our proprietary information or cause business interruptions. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems fail to protect against unauthorized access, sophisticated cyber-attacks, data protection breaches, computer viruses and similar disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:

• our intellectual property and other proprietary data could be stolen;

• our ability to manage and conduct our business operations could be seriously disrupted;

• defects and security vulnerabilities could be introduced into our product, software and SaaS offerings, thereby damaging the reputation and perceived reliability and security of our products; and

• personally identifiable data of our customers, employees and business partners could be compromised.

Should any of the above events occur, our reputation, competitive position and business could be significantly harmed, and we could be subject to claims for liability from customers, third parties and governmental authorities. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our business, operating results, financial condition and cash flows could be materially and adversely affected. In addition, our business operations utilize and rely upon numerous third party vendors, manufacturers, solution providers, partners and consultants, and any failure of such third parties’ cybersecurity measures could materially and adversely affect or disrupt our business.

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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), as amended, which will supersede nearly all existing revenue recognition guidance. We adopted the new revenue standard in our first quarter of 2018 using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The adoption of the new revenue standard impacts the timing of recognition of software licenses with undelivered features and professional services revenue related to service contracts with acceptance terms, which could have a significant impact to our financial results.

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

In December 2015, we issued $128.3 million aggregate principal amount of 4.00% convertible senior notes due 2020 (the “Notes”) through a private placement with a financial institution. The Notes bear interest at 4.00% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We may report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method or circumstances would change such that we would no longer be permitted to use the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, our diluted earnings per share may be adversely affected.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

3.1(i)	Amended and Restated Bylaws of Harmonic Inc.

10.1(ii)	Amended and Restated Change of Control and Severance Agreement by and between Harmonic Inc. and Patrick Harshman, effective March 20, 2018.

10.2(ii)
Form of Amended and Restated Change of Control and Severance Agreement by and between Harmonic Inc. and each of Sanjay Kalra, Nimrod Ben-Natan, Neven Haltmayer and Tim Warren, effective March 20, 2018.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018, formatted in Extensible Business Reporting Language (XBRL) include:

(i) Condensed Consolidated Balance Sheets at March 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2018 and March 31, 2017 (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 30, 2018 and March 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2018 and March 31 2017, and (v) Notes to Condensed Consolidated Financial Statements.

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
(i) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(ii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 20, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Sanjay Kalra
Sanjay Kalra
Chief Financial Officer
Date: May 7, 2018