Form 10-Q
period 2018-06-29
HARMONIC INC
filed 2018-08-06
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 29, 2018

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 27, 2018 was 86,031,433.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 29, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54,098	$57,024
Accounts receivable, net	82,635	69,844
Inventories	22,994	25,976
Prepaid expenses and other current assets	19,377	18,931
Total current assets	179,104	171,775
Property and equipment, net	25,631	29,265
Goodwill	241,176	242,827
Intangibles, net	17,010	21,279
Other long-term assets	42,863	42,913
Total assets	$505,784	$508,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$1,723	$7,610
Accounts payable	28,992	33,112
Income taxes payable	560	233
Deferred revenue	56,278	52,429
Accrued and other current liabilities	51,221	48,705
Total current liabilities	138,774	142,089
Convertible notes, long-term	111,702	108,748
Other debts and capital lease obligations, long-term	14,318	15,336
Income taxes payable, long-term	1,086	917
Other non-current liabilities	19,169	22,626
Total liabilities	285,049	289,716
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 85,439 and 82,554 shares issued and outstanding at June 29, 2018 and December 31, 2017, respectively	85	83
Additional paid-in capital	2,283,649	2,272,690
Accumulated deficit	(2,062,988)	(2,057,812)
Accumulated other comprehensive income (loss)	(11)	3,382
Total stockholders’ equity	220,735	218,343
Total liabilities and stockholders’ equity	$505,784	$508,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue:
Product	$60,599	$50,190	$115,973	$100,594
Service	38,561	32,125	73,314	64,664
Total net revenue	99,160	82,315	189,287	165,258
Cost of revenue:
Product	31,251	32,005	57,860	58,107
Service	16,306	16,495	32,641	32,928
Total cost of revenue	47,557	48,500	90,501	91,035
Total gross profit	51,603	33,815	98,786	74,223
Operating expenses:
Research and development	21,542	27,055	44,999	51,937
Selling, general and administrative	27,988	32,625	59,151	67,256
Amortization of intangibles	800	780	1,604	1,554
Restructuring and related charges	631	777	1,717	2,056
Total operating expenses	50,961	61,237	107,471	122,803
Income (loss) from operations	642	(27,422)	(8,685)	(48,580)
Interest expense, net	(2,863)	(2,680)	(5,620)	(5,270)
Other income (expense), net	199	(819)	(333)	(1,330)
Loss before income taxes	(2,022)	(30,921)	(14,638)	(55,180)
Provision for income taxes	891	579	1,969	347
Net loss	$(2,913)	$(31,500)	$(16,607)	$(55,527)

Net loss per share:
Basic and diluted	$(0.03)	$(0.39)	$(0.20)	$(0.69)
Shares used in per share calculation:
Basic and diluted	85,304	80,590	84,616	80,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net loss	$(2,913)	$(31,500)	$(16,607)	$(55,527)
Other comprehensive income (loss) before tax:
Change in unrealized loss on available-for-sale securities:
Unrealized loss arising during the period	—	(114)	—	(613)
Change in foreign currency translation adjustments	(4,758)	3,994	(3,024)	4,883
Other comprehensive income (loss) before tax	(4,758)	3,880	(3,024)	4,270
Less: Provision for income taxes	369	—	369	2
Other comprehensive income (loss), net of tax	(5,127)	3,880	(3,393)	4,268
Total comprehensive loss	$(8,040)	$(27,620)	$(20,000)	$(51,259)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(16,607)	$(55,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	4,194	4,144
Depreciation	6,771	7,139
Stock-based compensation	8,769	7,387
Amortization of discount on convertible debt and issuance cost	2,954	2,676
Restructuring, asset impairment and loss on retirement of fixed assets	93	228
Amortization of non-cash warrant	395	416
Deferred income taxes, net	530	(38)
Foreign currency adjustments	(1,042)	1,131
Provision for excess and obsolete inventories	822	5,094
Allowance for doubtful accounts and returns	623	3,274
Other non-cash adjustments, net	64	189
Changes in operating assets and liabilities:
Accounts receivable	(13,572)	23,479
Inventories	2,000	2,912
Prepaid expenses and other assets	1,897	5,933
Accounts payable	(4,187)	1,434
Deferred revenue	9,378	1,308
Income taxes payable	503	228
Accrued and other liabilities	(337)	(8,793)
Net cash provided by operating activities	3,248	2,614
Cash flows from investing activities:
Proceeds from maturities of investments	—	3,106
Proceeds from sales of investments	—	3,792
Purchases of property and equipment	(3,181)	(5,943)
Net cash (used in) provided by investing activities	(3,181)	955
Cash flows from financing activities:
Proceeds from other debts and capital leases	—	164
Repayment of other debts and capital leases	(6,176)	(6,650)
Proceeds from common stock issued to employees	2,366	2,117
Payment of tax withholding obligations related to net share settlements of restricted stock units	(54)	(2,726)
Net cash used in financing activities	(3,864)	(7,095)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(588)	935
Net decrease in cash, cash equivalents and restricted cash	(4,385)	(2,591)
Cash, cash equivalents and restricted cash at beginning of period	58,757	57,420
Cash, cash equivalents and restricted cash at end of period	$54,372	$54,829

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$54,098	$52,885
Restricted cash included in prepaid expenses and other current assets	274	802
Restricted cash included in other long-term assets	—	1,142
Total cash, cash equivalents and restricted cash	$54,372	$54,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary to present fairly the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2018 (the “2017 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2018, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
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
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2017 Form 10-K. There have been no significant changes to these policies during the six months ended June 29, 2018 other than those disclosed in Note 2, “Recently Adopted Accounting Pronouncements”.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements

ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not restated and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“Topic 605”).

Under Topic 606, the Company began to recognize a contract asset for satisfied performance obligations that do not provide the Company with an unconditional right to consideration, which was restricted under the previous standard. In addition, the Company changed its revenue recognition for professional services from a completed contract method to a percentage of completion method.

The cumulative effect of initially applying Topic 606 to the Company’s condensed consolidated balance sheet on January 1, 2018 was as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS	Balance as of December 31, 2017	Cumulative Impact from Adopting Topic 606	Balance as of January 1, 2018
ASSETS
Accounts receivable, net	$69,844	$1,781	$71,625
Prepaid expenses and other current assets	18,931	3,578	22,509
Other long-term assets	42,913	773	43,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$52,429	$(4,826)	$47,603
Other non-current liabilities	22,626	(473)	22,153
Accumulated deficit	(2,057,812)	11,431	(2,046,381)

The impact from adopting Topic 606 on the Company’s condensed consolidated financial statements was as follows (in thousands):

	Three months ended June 29, 2018			Six months ended June 29, 2018
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
Total net revenue	$99,160	$98,714	$446	$189,287	$188,037	$1,250
Total cost of revenue	47,557	47,316	241	90,501	90,141	360
Total gross profit	51,603	51,398	205	98,786	97,896	890
Operating expenses:
Selling, general and administrative	27,988	28,570	(582)	59,151	59,541	(390)
Income (loss) from operations	642	(145)	787	(8,685)	(9,965)	1,280
Loss before income taxes	(2,022)	(2,809)	787	(14,638)	(15,918)	1,280
Net loss	(2,913)	(3,700)	787	(16,607)	(17,887)	1,280

	As of June 29, 2018
CONDENSED CONSOLIDATED BALANCE SHEETS	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
ASSETS
Accounts receivable, net	82,635	78,065	$4,570
Prepaid expenses and other current assets	19,377	15,918	3,459
Other long-term assets	42,863	42,360	503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	56,278	60,032	(3,754)
Other non-current liabilities	19,169	19,594	(425)
Accumulated deficit	(2,062,988)	(2,075,699)	12,711

Revenue Recognition

The Company’s principal sources of revenue are from the sale of hardware, software, hardware and software maintenance contracts, and end-to-end solutions, encompassing design, manufacture, test, integration and installation of products. The Company also derives recurring revenue from subscriptions, which are comprised of subscription fees from customers utilizing the Company’s cloud-based media processing solutions.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. During the three and six months ended June 29, 2018, the Company recognized $24.1 million and $44.0 million of revenue, respectively, that were included in Deferred revenue at the beginning of each respective period.

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer). Contract assets are reported as a component of “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. See Note 6, “Balance Sheet Components’ for additional information.

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

Input method. The use of the input method requires the Company to make reasonably dependable estimates. We use the input method based on labor hours, where revenue is calculated based on the percentage of total hours incurred in relation to total estimated hours at completion of the contract. The input method is reasonable because the hours best reflect the Company’s efforts toward satisfying the performance obligation over time. As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such changes to an entity’s measure of progress are accounted for as a change in accounting estimates.

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

The net capitalized contract costs as of June 29, 2018 were $1.8 million, of which $1.3 million and $0.5 million were reported as components of “Prepaid expenses and other current assets” and “Other long-term assets” on the Condensed Consolidated Balance Sheets, respectively. The amortization of the capitalized contract costs during the three and six months ended June 29, 2018 was $0.3 million and $0.5 million, respectively.

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

Practical Expedients and Exemptions. Under Topic 606, incremental costs of obtaining a contract such as sales commissions are capitalized if they are expected to be recovered, and amortized on a straight-line basis. Expensing these costs as incurred is not permitted unless they qualify for a practical expedient. Other than capitalized costs of obtaining subscription contracts which are amortized regardless of the life of expected amortization period, the Company elected the practical expedient to expense the costs to obtain all other contracts as incurred, when the life of the expected amortization period is one year or less by using a portfolio approach.

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

Other Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Updated (“ASU”) No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted this new standard in the first quarter of fiscal 2018, and the adoption did not have a material impact on its condensed consolidated financial statements. See Note 3, “Investments in Equity Securities” for additional information.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The Company adopted this new standard in the first quarter of fiscal 2018 on a retrospective basis. The Company’s total restricted cash balance was $0.3 million and $1.7 million as of June 29, 2018 and December 31, 2017, respectively. The Company’s total restricted cash balance was $1.9 million and $1.8 million as of June 30, 2017 and December 31, 2016, respectively. These restricted cash balances are presented as a part of the ending and beginning balances of cash, cash equivalents and restricted cash on the Company’s Condensed Consolidated Statements of Cash Flows for the corresponding periods. See Note 6, “Balance Sheet Components” for additional information.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to amend the existing accounting standard for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company will be required to recognize the right-of-use assets and liabilities of operating leases upon adoption of the new guidance. The Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC Topic 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company will be required to use a new forward-looking “expected loss” model.  Additionally, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2020 and early adoption is permitted. The adoption of the new ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new ASU removes Step 2 of the goodwill impairment test and requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will then be the amount by which a reporting unit's carrying value exceeds its fair value. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The adoption of the new ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3: INVESTMENTS IN EQUITY SECURITIES
Vislink

In 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million. On February 3, 2017, Vislink completed the disposal of its hardware division and changed its name to Pebble Beach Systems (“PBS”). The Company does not have significant influence over PBS’s operational and financial policies. The carrying value of the investment in PBS was fully written off as of December 31, 2017.

Beginning the first quarter of fiscal 2018, the Company adopted ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. As a result of adopting this new standard, the Company started measuring the investment in PBS at fair value based on its quoted stock price on the AIM exchange. The Company recorded a gain on change in fair value of the investment in PBS to Other income (expense), net of $0.2 million and $0.2 million during both the three and six months ended June 29, 2018.

Unconsolidated Variable Interest Entities (“VIE”)

EDC

In 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a privately held video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. EDC is considered a VIE but the Company determined that it is not the primary beneficiary of EDC. As a result, EDC is measured at its cost minus impairment, if any. The Company determined that there were no indicators at June 29, 2018 that the EDC investment was impaired.

NOTE 4: DERIVATIVES AND HEDGING ACTIVITIES
The Company uses forward contracts to manage exposures to foreign currency exchange rates. The Company’s primary objective in holding derivative instruments is to reduce the volatility of earnings and cash flows associated with fluctuations in foreign currency exchange rates and the Company does not use derivative instruments for trading purposes. The use of derivative instruments exposes the Company to credit risk to the extent that the counterparties may be unable to meet their contractual obligations. As such, the potential risk of loss with any one counterparty is closely monitored by the Company.
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
Losses on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended		Six months ended
	Financial Statement Location	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Derivatives not designated as hedging instruments:
Losses recognized in income	Other income (expense), net	$(1,268)	$(53)	$(1,382)	$(185)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekel and Japanese yen, are summarized as follows (in thousands):

	June 29, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Purchase	$24,743	$12,875
Sell	$1,658	$1,509

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	June 29, 2018	December 31, 2017	Balance Sheet Location	June 29, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$14	$33	Accrued and other current liabilities	$298	$4
Total derivatives		$14	$33		$298	$4
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of June 29, 2018, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Net Amount
Derivative assets	$14	—	$14	$(14)	$—
Derivative liabilities	$298	—	$298	$(14)	$284
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash and as of June 29, 2018, the total compensating balance maintained was $1.0 million.

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 29, 2018
Cash equivalents
Money market funds	$—	$—	$—	$—
Derivative assets	—	14	—	14
Other long-term assets
Long-term investment	178	—	—	178
Total assets measured and recorded at fair value	$178	$14	$—	$192
Accrued and other current liabilities
Derivative liabilities	$—	$298	$—	$298
Total liabilities measured and recorded at fair value	$—	$298	$—	$298
	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Cash equivalents
Money market funds	$22	$—	$—	$22
Prepaid expenses and other current assets
Derivative assets	—	33	—	33
Total assets measured and recorded at fair value	$22	$33	$—	$55
Accrued and other current liabilities
Derivative liabilities	$—	$4	$—	$4
Total liabilities measured and recorded at fair value	$—	$4	$—	$4

The Company’s liability for the TVN VDP (as defined below) was $3.4 million and $5.1 million as of June 29, 2018 and December 31, 2017, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. There has been no recurring fair value re-measurement for this liability subsequently based on the applicable accounting guidance. See Note 8, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s convertible notes was approximately $133.6 million and $129.9 million as of June 29, 2018 and December 31, 2017, respectively, and represents a Level 2 valuation. The Company’s other debts assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding capital leases, outstanding as of June 29, 2018 and December 31, 2017 were in the aggregate of $15.5 million and $21.8 million, respectively. (See Note 9, “Convertible Notes, Other debts and Capital Leases” for additional information).
During the six months ended June 29, 2018, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 6: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	June 29, 2018	December 31, 2017
Accounts receivable, net:
Accounts receivable	$86,253	$74,475
Less: allowances for doubtful accounts and sales returns	(3,618)	(4,631)
Total	$82,635	$69,844

	June 29, 2018	December 31, 2017
Prepaid expenses and other current assets:
Deferred cost of revenue	$7,688	$4,440
Prepaid maintenance, royalty, rent, property taxes and value added tax	3,753	3,867
Contract assets(1)	2,704	—
Capitalized commission	1,293	—
Restricted cash(2)	274	530
French R&D tax credits receivable(3)	103	6,609
Other	3,562	3,485
Total	$19,377	$18,931
(1) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.
(2) Amounts represent cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party.
(3) The Company’s TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credits receivable at June 29, 2018 were approximately $24.0 million and are expected to be recoverable from 2018 through 2022 with $0.1 million reported as a component of “Prepaid expenses and other current assets” and $23.9 million reported as a component of “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets.

	June 29, 2018	December 31, 2017
Inventories:
Raw materials	$1,973	$2,881
Work-in-process	755	933
Finished goods	8,871	10,130
Service-related spares	11,395	12,032
Total	$22,994	$25,976

	June 29, 2018	December 31, 2017
Property and equipment, net:
Machinery and equipment	$88,129	$87,121
Capitalized software	35,527	35,139
Leasehold improvements	14,978	15,051
Furniture and fixtures	6,499	6,534
Property and equipment, gross	145,133	143,845
Less: accumulated depreciation and amortization	(119,502)	(114,580)
Total	$25,631	$29,265

	June 29, 2018	December 31, 2017
Other long-term assets:
R&D tax credits receivable	$23,940	$22,322
Deferred tax assets	9,563	10,462
Equity investment	3,771	3,593
Others(1)	5,589	6,536
Total	$42,863	$42,913
(1) As of December 31, 2017, the Company had approximately $1.2 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. The restriction was subsequently released and accordingly, the amount was reclassified to “Cash and cash equivalents” in the six months ended June 29, 2018.

	June 29, 2018	December 31, 2017
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$15,750	$16,414
Customer deposits	4,888	5,020
Accrued warranty	4,647	4,381
Contingent inventory reserves	3,700	3,806
Accrued royalty payments	2,583	2,195
Accrued TVN VDP, current(1)	2,446	3,186
Accrued Avid litigation settlement, current	1,500	—
Others	15,707	13,703
Total	$51,221	$48,705

(1) See Note 8, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

NOTE 7: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has two reporting units, Video and Cable Access.

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

The changes in the carrying amount of goodwill by reportable segments for the six months ended June 29, 2018 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2017	$182,012	$60,815	$242,827
Foreign currency translation adjustment	(1,633)	(18)	(1,651)
Balance as of June 29, 2018	$180,379	$60,797	$241,176

Intangible Assets
The following is a summary of intangible assets (in thousands):

		June 29, 2018			December 31, 2017
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	1.7	$31,707	$(22,985)	$8,722	$31,707	$(20,396)	$11,311
Customer relationships/contracts	2.7	44,690	(36,664)	8,026	44,819	(35,205)	9,614
Trademarks and trade names	1.7	630	(368)	262	654	(300)	354
Maintenance agreements and related relationships	n/a	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	n/a	3,128	(3,128)	—	3,177	(3,177)	—
Total identifiable intangibles		$85,655	$(68,645)	$17,010	$85,857	$(64,578)	$21,279

Amortization expense for the identifiable purchased intangible assets for the three and six months ended June 29, 2018 and June 30, 2017 was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Included in cost of revenue	$1,295	$1,295	$2,590	$2,590
Included in operating expenses	800	780	1,604	1,554
Total amortization expense	$2,095	$2,075	$4,194	$4,144

The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2018 (remaining six months)	$2,590	$1,584	$4,174
2019	5,180	3,167	8,347
2020	951	3,036	3,987
2021	—	502	502
Total future amortization expense	$8,721	$8,289	$17,010

NOTE 8: RESTRUCTURING AND RELATED CHARGES
The Company has implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Restructuring and related charges in:
Cost of revenue	$115	$278	$877	$786
Operating expenses - Restructuring and related charges	631	777	1,717	2,056
Total restructuring and related charges	$746	$1,055	$2,594	$2,842
As of June 29, 2018 and December 31, 2017, the Company’s total restructuring liability was $6.1 million and $8.0 million, respectively, of which $3.5 million and $4.4 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $2.6 million and $3.6 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

Harmonic 2018 Restructuring

In the first quarter of 2018, the Company approved and implemented a restructuring plan (the “Harmonic 2018 Restructuring Plan”). The restructuring activities under this plan primarily include worldwide workforce reductions of the Company. As of June 29, 2018, the Company recorded an aggregate amount of $1.8 million of restructuring and related charges for severance and employee benefits for 55 employees worldwide, primarily in the United States and across all functions. The Company made $1.7 million in payments for this plan in the six months ended June 29, 2018, with the remaining $0.1 million liability outstanding at June 29, 2018. The activities under this plan are expected to be completed in 2018.

Harmonic 2017 Restructuring

In the third quarter of 2017, the Company implemented a restructuring plan (the “Harmonic 2017 Restructuring Plan”) to better align its operating costs with the continued decline in its net revenues. In 2017, the Company recorded $2.5 million of restructuring and related charges under this plan, consisting of $2.1 million of employee severance and $0.4 million related to the closure of one of the Company’s offices in New York. The activities under this plan were completed in 2017. As of June 29, 2018, the remaining $0.2 million liability outstanding relates to the accrual for the New York excess facility, which will be paid out over the remainder of the New York leased property’s term through August 2020.

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

TVN VDP

The Company recorded $0.5 million and $1.8 million of TVN VDP costs in the six months ended June 29, 2018 and June 30, 2017, respectively. The TVN VDP liability balance as of June 29, 2018 was $3.8 million, payable from 2018 through 2020.

Excess Facility in San Jose, California

In January 2016, the Company exited an excess facility at its U.S. headquarters in San Jose, California and recorded $1.4 million of facility exit costs. The fair value of this liability is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ term, which continues through August 2020. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting this charge was an adjustment for deferred rent liability relating to this space of $1.1 million. As a result of a change in the estimate of the sublease income, the restructuring liability was increased by $1.2 million as of December 31, 2017.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan during the six months ended June 29, 2018 (in thousands):

	Excess facilities	TVN VDP (1)	Total
Balance at December 31, 2017	$2,426	$5,128	$7,554
Adjustments to restructuring provisions	66	477	543
Cash payments	(502)	(1,653)	(2,155)
Foreign exchange gain	—	(107)	(107)
Balance at June 29, 2018	1,990	3,845	5,835
Less: current portion (1)	(900)	(2,446)	(3,346)
Long-term portion (1)	$1,090	$1,399	$2,489

(1) The current portion and long-term portion of the restructuring liability are reported as components of “Accrued and other current liabilities” and “Other non-current liabilities”, respectively, on the Company’s Condensed Consolidated Balance Sheets.

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

Concurrent with the closing of the offering, the Company used $49.9 million of the net proceeds to repurchase 11.1 million shares of the Company’s common stock from purchasers of the offering in privately negotiated transactions. In addition, the Company incurred approximately $4.1 million in debt issuance costs, resulting in net proceeds to the Company of approximately $74.2 million, which was used to fund the acquisition of our France subsidiary, TVN.
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
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the Notes was valued at $26.1 million and bifurcated from the host debt instrument and recorded in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at the effective interest rate over the contractual term of the Notes. The following table presents the components of the Notes as of June 29, 2018 and December 31, 2017 (in thousands, except for years and percentages):

	June 29, 2018	December 31, 2017
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(14,767)	(17,404)
Less: Debt issuance costs, net of amortization	(1,781)	(2,098)
Carrying amount	$111,702	$108,748
Remaining amortization period (years)	2.4	2.9
Effective interest rate on liability component	9.94%	9.94%
Carrying amount of equity component	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Contractual interest expense	$1,282	$1,282	$2,565	$2,565
Amortization of debt discount	1,340	1,214	2,637	2,388
Amortization of debt issuance costs	161	146	317	288
Total interest expense recognized	$2,783	$2,642	$5,519	$5,241

Other Debts and Capital Leases

The Company has a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	June 29, 2018	December 31, 2017
Financing from French government agencies related to various government incentive programs (1)	$14,401	$20,565
Term loans	1,081	1,282
Obligations under capital leases	559	1,099
Total debt obligations	16,041	22,946
Less: current portion	(1,723)	(7,610)
Long-term portion	$14,318	$15,336
(1) As of June 29, 2018 and December 31, 2017, loans backed by French R&D tax credit receivables were $12.0 million and $17.7 million, respectively. As of June 29, 2018, the TVN French Subsidiary had an aggregate of $24.0 million of R&D tax credit receivables from the French government from 2018 through 2022. See Note 6, “Balance Sheet Components” for additional information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2018 through 2020. The remaining loans of $2.4 million at June 29, 2018, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2018 through 2025.

Future minimum repayments

The table below presents the future minimum repayments of debts and capital lease obligations for TVN as of June 29, 2018 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2018 (remaining six months)	$395	$864
2019	92	6,879
2020	49	6,687
2021	23	497
2022	—	457
Thereafter	—	98
Total	$559	$15,482

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

The Loan Agreement contains customary affirmative and negative covenants. The Company must comply with financial covenants requiring it to maintain (i) a short-term asset to short-term liabilities ratio of at least 1.10 to 1.00 and (ii) a minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. The Company must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to at least $10.0 million at all times. As of June 29, 2018, the Company was in compliance with the covenants under the Loan Agreement.

As of June 29, 2018, the Company committed $2.4 million towards security for letters of credit issued under the Loan Agreement. There were no other borrowings under the Loan Agreement as of June 29, 2018.

NOTE 10: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 12, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2017 Form 10-K for details pertaining to each plan.

The Company’s stockholders approved an amendment to the ESPP at the 2018 annual meeting of stockholders (the “2018 Annual Meeting”) to increase the number of shares of common stock reserved for issuance under the ESPP by 1,300,000 shares. The Company’s stockholders also approved an amendment to the 2002 Director Stock Plan at the 2018 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 400,000 shares. As of June 29, 2018, there were 5.3 million and 1.8 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the six months ended June 29, 2018 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	3,880	$6.04
Granted	—	—
Exercised	(87)	2.94
Forfeited	(35)	4.76
Canceled or expired	(538)	8.75
Balance at June 29, 2018	3,220	5.69	2.8	$866.8
As of June 29, 2018
Vested and expected to vest	3,208	5.69	2.8	$859.3
Exercisable	2,958	5.77	2.7	$696.1
The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the six months ended June 29, 2018.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three and six months ended June 29, 2018 and June 30, 2017, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information during the six months ended June 29, 2018 (in thousands, except per share amounts and terms):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	2,904	5.09
Granted	3,293	3.74
Vested	(2,220)	4.75
Forfeited	(183)	5.09
Balance at June 29, 2018	3,794	4.12
Performance- and Market-based awards

Starting in 2015, the Company began to settle a portion of its incentive bonus payments to eligible employees by issuing performance-based RSU awards (“PRSUs”) from the 1995 Stock Plan. The Company granted 969,598 PRSUs to certain employees for the six months ended June 29, 2018, of which 869,598 shares of PRSUs were fully vested at the time of grant for purposes of settling amounts earned under the Company’s 2017 incentive bonus plans. The vesting of the remaining PRSUs will be based on the achievement of certain financial and non-financial operating goals of the Company. The stock-based compensation recognized for PRSUs was $0.1 million and $3.4 million for the three and six months ended June 29, 2018, respectively. The unrecognized stock-based compensation of PRSUs as of June 29, 2018 was $0.3 million.

In 2017, the Company granted 344,500 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to its key executives and certain eligible employees that may vest during a three-year period as part of its long-term incentive program. In the second quarter of 2018, the Company granted 40,000 MRSUs that may vest during an eighteen-month period from the date of grant. The vesting conditions of these awards are based on the market value of the Company's common stock. The aggregate grant-date fair value of these shares was estimated to be $1.3 million using a Monte-Carlo simulation. The stock-based compensation recognized for MRSUs for the three and six months ended June 29, 2018 was $0.1 million and $0.2 million, respectively. The unrecognized stock-based compensation of the MRSUs as of June 29, 2018 was $0.1 million. No MRSUs had vested as of June 29, 2018.

French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of TVN in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$63	$55	$126	$110
Interest cost	19	16	38	32
Recognized net actuarial loss	—	2	—	3
Net periodic benefit cost	$82	$73	$164	$145
The present value of the Company’s pension obligation as of June 29, 2018 was $5.0 million, of which $0.1 million was reported as a component of “Accrued and other current liabilities” and $4.9 million was reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2017 was $5.0 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the six months ended June 29, 2018 and June 30, 2017 were $214,000 and $285,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Stock-based compensation in:
Cost of revenue	$448	$700	$963	$1,145
Research and development expense	818	1,337	2,622	2,314
Selling, general and administrative expense	1,746	2,099	5,184	3,928
Total stock-based compensation in operating expense	2,564	3,436	7,806	6,242
Total stock-based compensation	$3,012	$4,136	$8,769	$7,387
As of June 29, 2018, total unrecognized stock-based compensation cost related to unvested stock options and RSUs was $13.3 million and is expected to be recognized over a weighted-average period of approximately 1.8 years.
Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures in the Company’s Condensed Consolidated Statements of Operations and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. Upon the adoption of ASU 2016-09, “Improvements to Employee Share-Based payments” issued by FASB, effective January 1, 2017, the Company changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 as of January 1, 2017 (which increased the accumulated deficit).

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

Stock Options
Three and six months ended
June 30, 2017
Expected term (years)	4.3
Volatility	43%
Risk-free interest rate	1.7%
Expected dividends	0.0%

	ESPP Purchase Period Ending
	July 2, 2018	July 3, 2017
Expected term (years)	0.5	0.5
Volatility	60%	41%
Risk-free interest rate	1.7%	1.0%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.34	$1.40
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

NOTE 11: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Loss before income taxes	$(2,022)	$(30,921)	$(14,638)	$(55,180)
Provision for income taxes	891	579	1,969	347
Effective income tax rate	(44.1)%	(1.9)%	(13.5)%	(0.6)%
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

The Company's effective income tax rate of (13.5)% for the six months ended June 29, 2018 was different from the U.S. federal statutory rate of 21%, primarily due to the Company’s geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various discrete tax adjustments. For the six months ended June 29, 2018, the discrete adjustments to the Company's tax expense were primarily withholding taxes.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015 (the “2015 Decision”). On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeals. The Ninth Circuit was to decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner (the “Altera Opinion”) requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the 2015 Decision of the United States Tax Court. Due to uncertainties surrounding the ultimate resolution of the 2015 Decision, the Company continued to share expenses related to share-based compensation despite the 2015 Decision. Therefore, the Altera Opinion is not expected to have an impact on the Company’s consolidated financial statements.

The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.

As of June 29, 2018, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.9 million, of which $1.1 million would affect the Company’s effective tax rate if the benefits are eventually recognized. The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.5 million of gross interest and penalties accrued as of June 29, 2018. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of June 29, 2018, the Company released $1.5 million from a 2013-2015 audit settlement in Israel.

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

In October 2016, the FASB issued ASU 2016-16, an accounting standard update which requires companies to recognize the income tax consequences of all intra-entity sales of assets other than inventory when they occur. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax assets that arise in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company early adopted this accounting standard update during the first quarter of fiscal 2017 on a modified retrospective approach and recorded a cumulative-effect adjustment of $1.4 million as of January 1, 2017 (which reduced the accumulated deficit). Correspondingly, in the first quarter of fiscal 2017, the Company recognized an additional $1.1 million of net deferred tax assets, after netting with $2.1 million of valuation allowances, and wrote off the remaining $0.3 million of unamortized tax expenses deferred under the previous guidance to provision for income taxes in the first quarter of fiscal 2017.

NOTE 12: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Net loss	$(2,913)	$(31,500)	$(16,607)	$(55,527)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	85,304	80,590	84,616	80,203
Net loss per share:
Basic and diluted	$(0.03)	$(0.39)	$(0.20)	$(0.69)
Basic and diluted net loss per share were the same for the three and six months ended June 29, 2018 and June 30, 2017, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the periods presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Stock options	3,234	4,614	3,469	4,753
RSUs	3,326	3,400	2,766	3,054
Stock purchase rights under the ESPP	541	578	689	385
Warrants (1)	782	782	782	782
Total (2)	7,883	9,374	7,706	8,974
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

NOTE 13: WARRANTS

On September 26, 2016, the Company issued a Warrant to Comcast pursuant to which Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of the Company’s common stock, subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of $4.76. Comcast may exercise the Warrant for cash or on a net share basis. The Warrant expires on September 26, 2023 or the prior consummation of a change of control of the Company.

Comcast’s right to purchase 781,617 shares vested as of the issuance date as an incentive to enter into the software license product supply agreement. Comcast’s rights to purchase an additional 1,954,042 shares in specified tranches vest upon achievement of certain milestones that occur upon or prior to Comcast’s election for enterprise license pricing for certain of the Company’s software products. Such pricing would obligate Comcast to make certain total payments to the Company over the term of the product supply agreement. These tranches include the right to purchase 1,172,425 shares upon the acceptance and completion of field trials and 781,617 shares upon the election date, as defined in the Warrant.

Comcast’s rights to purchase an additional 1,172,425 shares in specified tranches vest when Comcast exceeds specified cumulative purchase amounts from the Company under the product supply agreement. Comcast’s rights to purchase the remaining shares vest in specified tranches at the earlier of Comcast’s enterprise license pricing election (if completed by a certain date) or achievement of specified cumulative purchase amounts from the Company.

Because the Warrant contains performance criteria which Comcast must achieve for the Warrant to vest, the final measurement date for the Warrant is the date on which the Warrant vests. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of the Warrant is recorded as a reduction to net revenue based on the projected number of shares underlying the Warrant that are expected to vest, the proportion of purchases by Comcast and its affiliates within the period relative to the aggregate purchase levels required for the Warrant to vest and the then-current fair value of the Warrant. To the extent that projections change as to the number of shares underlying the Warrant that will vest and the fair market value of the Warrant changes, a cumulative catch-up adjustment is recorded in the period in which the estimates change.

The fair value of the Warrant is determined using the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the Warrant. Expected life is equal to the remaining contractual term of the Warrant. The dividend yield is assumed to be zero since the Company has not historically declared dividends and does not have any plans to declare dividends in the future.

During the three and six months ended June 29, 2018, the Company recorded $0.3 million and $0.4 million, respectively, as a reduction to net revenues in connection with amortization of warrants. During the six months ended June 30, 2017, the Company recorded reduction to net revenues of $0.4 million in connection with amortization of warrants. No such charges were recorded for the three months ended June 30, 2017. The remaining unamortized value of the related asset of $0.6 million and $1.0 million as of June 29, 2018 and December 31, 2017, respectively, was recorded as a component of “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet.

NOTE 14: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s Chief Operating Decision Maker (the “CODM”), which for Harmonic is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Access. The operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. The Cable Access segment sells cable access solutions and related services to cable operators globally.

The following table provides summary financial information by reportable segment (in thousands):

	Three months ended		Six months ended
	June 29, 2018 (1)	June 30, 2017	June 29, 2018	June 30, 2017
Video
Revenue	$79,208	$73,379	$150,956	$147,721
Gross profit	43,558	37,720	84,784	78,493
Operating income (loss)	6,239	(8,947)	8,234	(14,783)
Cable Access
Revenue	$20,236	$8,936	$38,726	$17,537
Gross profit	10,187	1,699	18,827	3,909
Operating income (loss)	540	(7,411)	(973)	(13,491)
Total
Revenue	$99,444	$82,315	$189,682	$165,258
Gross profit	53,745	39,419	103,611	82,402
Operating income (loss)	6,779	(16,358)	7,261	(28,274)

(1) The Company has historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between its Video and Cable Access segments. Beginning in the fourth quarter of 2017, the Company has prospectively changed to a more precise attribution methodology as the activities of selling and supporting the CableOS solution have become increasingly distinct from those of Video solutions. The impact of making this change in the three and six months ended June 30, 2017 compared to the Company’s historical approach was an increase in operating loss of $2.1 million and $3.2 million, respectively, from the Video segment and a corresponding decrease in operating loss of the Cable Access segment. The Company believes that the updated allocation methodology will provide greater clarity regarding the operating metrics of the Video and Cable Access business segments.

A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Total segment operating income (loss)	$6,779	$(16,358)	$7,261	$(28,274)
Amortization of warrants	(284)	—	(395)	—
Unallocated corporate expenses	(746)	(4,853)	(2,588)	(8,775)
Stock-based compensation	(3,012)	(4,136)	(8,769)	(7,387)
Amortization of intangibles	(2,095)	(2,075)	(4,194)	(4,144)
Income (loss) from operations	642	(27,422)	(8,685)	(48,580)
Non-operating expense, net	(2,664)	(3,499)	(5,953)	(6,600)
Loss before income taxes	$(2,022)	$(30,921)	$(14,638)	$(55,180)

Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

NOTE 15: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of June 29, 2018 are as follows (in thousands):

Years ending December 31,
2018 (remaining six months)	$6,505
2019	11,420
2020	8,379
2021	2,907
2022	2,431
Thereafter	10,758
Total	$42,400
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

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Balance at beginning of period	$4,522	$4,585	$4,381	$4,862
Accrual for current period warranties	1,714	1,277	3,450	2,495
Warranty costs incurred	(1,589)	(1,720)	(3,184)	(3,215)
Balance at end of period	$4,647	$4,142	$4,647	$4,142
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $38.7 million of non-cancelable commitments to purchase inventories and other commitments as of June 29, 2018.
Standby Letters of Credit and Guarantees
As of June 29, 2018, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $3.1 million, consisting primarily of $1.3 million for a building lease for the TVN French Subsidiary and $0.8 million related to contract manufacturing, with the remainder mainly related to performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of June 29, 2018.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through June 29, 2018.

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

NOTE 16: SUBSEQUENT EVENT
On July 31, 2018, pursuant to the vesting provisions of the Warrant, a tranche of 1,172,425 Warrant shares vested and became exercisable upon the acceptance of completion of field trials by Comcast. The fair value of the Warrant on the date of vesting is estimated to be $2.3 million using the Black-Scholes option pricing model. See Note 13, “Warrants” for additional information.

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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 46 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

We do business in three geographic regions: the Americas, EMEA, and APAC and operate in two segments, Video and Cable Access. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telecommunications (“telco”) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming new media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Cable Access business sells cable access solutions and related services, including our CableOS software-based converged cable access platform (“CCAP”) solutions, primarily to cable operators globally.

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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three and six months ended June 29, 2018 accounted for 38% and 36% of our net revenue, respectively, compared to 30% and 25% for the corresponding periods in 2017. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and six months ended June 29, 2018, Comcast accounted for 15% and 14% of our net revenue, respectively. No customer accounted for more than 10% of our net revenue for the corresponding periods in 2017. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue increased $16.8 million, or 20%, in the three months ended June 29, 2018, compared to the corresponding period in 2017, primarily due to an $11.3 million increase in our Cable Access segment revenue and a $5.8 million increase in our Video segment revenue. Our net revenue increased $24.0 million, or 15%, in the six months ended June 29, 2018, compared to the corresponding period in 2017, primarily due to a $21.2 million increase in our Cable Access segment revenue and a $3.2 million increase in our Video segment revenue. The increases in our Cable Access segment revenue in the three and six months ended were primarily due to an increase in sales of both CableOS related software and support services. The increases in our Video segment revenue in the three and six months ended were primarily due to improved demand and competitive success across almost all of our video product lines particularly software and SaaS.
Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture and Ultra HD. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, OTT, and new mobile video services. We continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions and services, including OTT SaaS subscription offerings that enable video compression and processing through our VOS software platform running on standard off-the-shelf servers, data centers and in the cloud.
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
Our aggregate balance of cash and cash equivalents as of June 29, 2018 was $54.1 million and during the six months ended June 29, 2018, we generated $3.2 million of cash from our operating activities. We also entered into a line of credit with Silicon Valley Bank in September 2017. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Our critical accounting policies, judgments and estimates are disclosed in in our 2017 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the six months ended June 29, 2018 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three and six months ended June 29, 2018 and June 30, 2017 (in thousands, except percentages):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 YTD vs Q2 FY17 YTD
Segment:
Video	$79,208	$73,379	$5,829	8%	$150,956	$147,721	$3,235	2%
Cable Access	20,236	8,936	11,300	126%	38,726	17,537	21,189	121%
Total segment revenue	99,444	82,315	17,129	21%	189,682	165,258	24,424	15%
Amortization of warrants	(284)	—	$(284)	—	(395)	—	$(395)	—
Total net revenue	99,160	82,315	$16,845	20%	189,287	165,258	$24,029	15%

Segment revenue as a % of total segment revenue:
Video	80%	89%			80%	89%
Cable Access	20%	11%			20%	11%
The following table presents the breakdown of revenue by geographical region for the three and six months ended June 29, 2018 and June 30, 2017 (in thousands, except percentages):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 YTD vs Q2 FY17 YTD
Geography:
Americas	$52,918	$40,611	$12,307	30%	$101,774	$78,517	$23,257	30%
EMEA	31,676	24,953	6,723	27%	54,878	50,392	4,486	9%
APAC	14,566	16,751	(2,185)	(13)%	32,635	36,349	(3,714)	(10)%
Total net revenue	$99,160	$82,315	$16,845	20%	$189,287	$165,258	$24,029	15%

Regional revenue as a % of total net revenue:
Americas	53%	49%			54%	48%
EMEA	32%	30%			29%	30%
APAC	15%	21%			17%	22%
Our Video segment net revenue increased 8% in the three months ended June 29, 2018, compared to the corresponding period in 2017, due to a $5.6 million increase in Video product revenue and a $0.2 million increase in Video service revenue. Our Video segment net revenue increased 2% in the six months ended June 29, 2018, compared to the corresponding period in 2017, due to a $7.5 million increase in Video product revenue, offset by a $4.3 million decrease in Video service revenue. The increases in our Video segment revenue in the three and six months ended June 30, 2018, were primarily due to improved demand and competitive success across almost all of our video product lines particularly software and SaaS. The decrease in our Video service revenue in the six months ended June 29, 2018 was primarily due to reduced activity in connection with SaaS deployments and timing of renewals of certain support agreements.
Our Cable Access segment net revenue increased 126% and 121% in the three and six months ended June 29, 2018, respectively, compared to the corresponding periods in 2017. The increases were primarily due to an increase in delivery of software and services for our CableOS solutions.
Net revenue in the Americas increased 30% in each of three and six months ended June 29, 2018, compared to the corresponding periods in 2017, due to increases in both service provider and broadcast and media demand for our live and premium quality OTT solutions.

EMEA net revenue increased 27% and 9% in the three and six months ended June 29, 2018, respectively, compared to the corresponding periods in 2017, due to increased investment in our live and premium quality OTT software solutions for the delivery of new IP-based video services in both our service provider and broadcast and media customer verticals.

APAC net revenue decreased 13% and 10% in the three and six months ended June 29, 2018, respectively, compared to the corresponding periods in 2017, primarily due to softer demand from both our service provider and broadcast and media customers for our Video and Cable Access products, offset in part by an increase in service revenue.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and six months ended June 29, 2018 and June 30, 2017 (in thousands, except percentages):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 YTD vs Q2 FY17 YTD
Gross profit	$51,603	$33,815	$17,788	53%	$98,786	$74,223	$24,563	33%
As a percentage of net revenue (“gross margin”)	52.0%	41.1%	10.9%		52.2%	44.9%	7.3%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Gross margin increased 10.9% and 7.3% in the three and six months ended June 29, 2018, respectively, compared to the corresponding periods in 2017, primarily due to a more favorable product mix with a shift towards higher-margin software-based products and higher margins on professional and support services.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and six months ended June 29, 2018 and June 30, 2017 (in thousands, except percentages):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 YTD vs Q2 FY17 YTD
Research and development	$21,542	$27,055	$(5,513)	(20)%	$44,999	$51,937	$(6,938)	(13)%
As a percentage of net revenue	21.7%	32.9%			23.8%	31.4%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in the three and six months ended June 29, 2018 decreased 20% and 13%, respectively, compared to the corresponding periods in 2017, primarily due to lower employee compensation costs due to headcount reduction and lower utilization of third-party engineering services as the Company continues the process of transforming its research and development activities from capital intensive hardware development to predominantly software development. During the three months ended June 29, 2018, stock-based compensation expense was lower compared to the corresponding period in 2017 due to the timing of certain grants.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and six months ended June 29, 2018 and June 30, 2017 (in thousands, except percentages):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 YTD vs Q2 FY17 YTD
Selling, general and administrative	$27,988	$32,625	$(4,637)	(14)%	$59,151	$67,256	$(8,105)	(12)%
As a percentage of net revenue	28.2%	39.6%			31.2%	40.7%

Selling, general and administrative expenses in the three months ended June 29, 2018 decreased 14%, compared to the corresponding period in 2017, primarily due to lower employee compensation costs due to headcount reductions, lower stock-based compensation expense due to timing of certain grants, recovery of certain previously expensed bad debts and lower travel and other discretionary costs due to cost management efforts throughout the Company.

Selling, general and administrative expenses in the six months ended June 29, 2018 decreased 12%, compared to the corresponding period in 2017, primarily due to lower employee compensation costs due to headcount reductions, recovery of certain previously expensed bad debts and lower travel and other discretionary costs due to cost management efforts throughout the Company.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and six months ended June 29, 2018 and June 30, 2017 (in thousands, except percentages):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 YTD vs Q2 FY17 YTD
Video	6,239	$(8,947)	$15,186	(170)%	$8,234	$(14,783)	$23,017	(156)%
Cable Access	540	(7,411)	7,951	(107)%	(973)	(13,491)	12,518	(93)%
Total segment operating income (loss)	$6,779	$(16,358)	$23,137	(141)%	$7,261	$(28,274)	$35,535	(126)%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	7.9%	(12.2)%	20.1%		5.5%	(10.0)%	15.5%
Cable Access	2.7%	(82.9)%	85.6%		(2.5)%	(76.9)%	74.4%
The operating margin for the Video segment increased 20.1% and 15.5% in the three and six months ended June 29, 2018, respectively, compared to the corresponding periods in 2017, primarily due to better margins as a result of a more favorable product mix, lower operating expenses due to headcount reductions and lower other discretionary costs due to cost management efforts throughout the Company. This increase was partially offset by a decrease in margin due to the change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017.
The operating margin for the Cable Access segment increased 85.6% and 74.4% in the three and six months ended June 29, 2018, respectively, compared to the corresponding periods in 2017, primarily due to higher margin on sale of both software and professional services. The change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017 also contributed to the increase in Cable Access margins in the three and six months ended June 29, 2018, compared to the corresponding periods a year ago.
The Company has historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between its Video and Cable Access segments. Beginning in the fourth quarter of 2017, the Company prospectively changed to a more precise attribution methodology as the activities of selling and supporting the CableOS solution have become increasingly distinct from those of Video solutions. The impact of making this change in the three and six months ended June 30, 2017 compared to the Company’s historical approach was an increase in operating loss of $2.1 million and $3.2 million, respectively, from the Video segment and a corresponding decrease in operating loss of the Cable Access segment. The Company believes that the updated allocation methodology will provide greater clarity regarding the operating metrics of the Video and Cable Access business segments.

The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Total segment operating income (loss)	$6,779	$(16,358)	$7,261	$(28,274)
Amortization of warrants	(284)	—	(395)	—
Unallocated corporate expenses	(746)	(4,853)	(2,588)	(8,775)
Stock-based compensation	(3,012)	(4,136)	(8,769)	(7,387)
Amortization of intangibles	(2,095)	(2,075)	(4,194)	(4,144)
Income (loss) from operations	642	(27,422)	(8,685)	(48,580)
Non-operating expense, net	(2,664)	(3,499)	(5,953)	(6,600)
Loss before income taxes	$(2,022)	$(30,921)	$(14,638)	$(55,180)
Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and six months ended June 29, 2018 and June 30, 2017 (in thousands, except percentages):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 YTD vs Q2 FY17 YTD
Amortization of intangibles	$800	$780	$20	3%	$1,604	$1,554	$50	3%
As a percentage of net revenue	0.8%	0.9%			0.8%	0.9%
The amortization of intangibles expense in the three and six months ended June 29, 2018 remained relatively flat compared to the corresponding periods in 2017.

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
The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17
Restructuring and related charges in:
Cost of revenue	$115	$278	$(163)	(59)%	$877	$786	$91	12%
Operating expenses-Restructuring and related charges	631	777	(146)	(19)%	1,717	2,056	(339)	16%
Total restructuring and related charges	$746	$1,055	$(309)	(29)%	$2,594	$2,842	$(248)	(9)%

Restructuring and related charges in the three and six months ended June 29, 2018 decreased by 29% and 9%, respectively, compared to the corresponding periods in 2017, primarily due to higher TVN VDP costs recorded in the three and six months ended June 30, 2017, offset in part by severance and employee benefit costs recorded under the Harmonic 2018 Restructuring Plan. See Note 8, “Restructuring and Related Charges,” of the notes to our Condensed Consolidated Financial Statements for details on each of our restructuring plans.

Interest Expense, Net
Interest expense, net was $2.9 million and $2.7 million for the three months ended June 29, 2018 and June 30, 2017, respectively. Interest expense, net was $5.6 million and $5.3 million for the six months ended June 29, 2018 and June 30, 2017, respectively. Interest expense, net increased in the three and six months ended June 29, 2018, compared to the corresponding periods in 2017, primarily due to higher amortization of debt discount and issuance costs for the Notes issued in December 2015.

Other Income (Expense), Net
Other income (expense), net was $0.2 million and $(0.8) million for the three months ended June 29, 2018 and June 30, 2017, respectively. Other expense, net was $0.3 million and $1.3 million for the six months ended June 29, 2018 and June 30, 2017, respectively. The increase in Other income during the three and six months ended June 29, 2018 compared to the corresponding period in 2017 was primarily due to interest income earned on recovery of previously expensed bad debts and gain on change in fair valuation of equity investment.

Our other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekel.

To mitigate the volatility related to fluctuations in foreign exchange rates, we enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 3 of this Quarterly Report on Form 10-Q for additional information.

Income Taxes
The following table presents the provision for (benefit from) income taxes and the effective income tax rate for the three and six months ended June 29, 2018 and June 30, 2017 (in thousands, except percentages):

	Three months ended				Six months ended
	June 29, 2018	June 30, 2017	Q2 FY18 vs Q2 FY17		June 29, 2018	June 30, 2017	Q2 FY18 YTD vs Q2 FY17 YTD
Provision for (benefit from) income taxes	$891	$579	$312	54%	$1,969	$347	$1,622	467%
Effective income tax rate	(44.1)%	(1.9)%			(13.5)%	(0.6)%
Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.

Our effective income tax rate of (13.5)% for the six months ended June 29, 2018 was different from the U.S. federal statutory rate of 21%, primarily due to our geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various discrete tax adjustments. For the six months ended June 29, 2018, the discrete adjustments to our tax expense were primarily withholding taxes.

Our effective income tax rate of (0.6)% for the six months ended June 30, 2017 was different from the then-effective U.S. federal statutory rate of 35%, primarily due to our geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, in the first quarter of 2017, we were able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of our two subsidiaries in Israel which was approved by the Israeli government in the first quarter of 2017. For the six months ended June 30, 2017, the discrete adjustments to our tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.

Liquidity and Capital Resources
As of June 29, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $54.1 million, net accounts receivable of $82.6 million, our $15 million line of credit with Silicon Valley Bank, described in more detail below, and financing from French government agencies. As of June 29, 2018, we had $128.3 million in aggregate principal amount of convertible senior notes outstanding (“Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $16.0 million at June 29, 2018.

Our cash and cash equivalents of $54.1 million as of June 29, 2018 consisted of bank deposits held throughout the world, of which $41.9 million of the cash and cash equivalents balance was held outside of U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $54.1 million at June 29, 2018 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

On September 27, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed up to 85% of our eligible receivables. Under the terms of the Loan Agreement, we may also request letters of credit from the Bank. The face value of any outstanding letters of credit reduce the amount otherwise available under the revolving credit facility. Loans under the Loan Agreement will bear interest at our option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate plus an applicable margin of 2.25%. There will be no applicable margin for prime rate advances when we are in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and a 0.25% margin for prime rate advances when we are not in compliance with the Liquidity Requirement. We may not request LIBOR advances when not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity. Our obligations under the revolving credit facility are secured by a security interest on substantially all of its assets, excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants. We must comply with financial covenants requiring maintaining (i) a minimum short-term asset to short-term liabilities ratio and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. We must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to $10.0 million at all times. As of June 29, 2018, we were in compliance with the covenants under the Loan Agreement.

As of June 29, 2018, the Company committed $2.4 million towards security for letters of credit issued under the Loan Agreement. There were no cash borrowings under the Loan Agreement as of June 29, 2018.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended
	June 29, 2018	June 30, 2017
Net cash provided by (used in):
Operating activities	$3,248	$2,614
Investing activities	(3,181)	955
Financing activities	(3,864)	(7,095)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(588)	935
Net decrease in cash, cash equivalents and restricted cash	$(4,385)	$(2,591)
Operating Activities
Net cash provided by operations increased $0.6 million in the six months ended June 29, 2018, compared to the corresponding period in 2017, primarily due to a decrease in net loss, after adjustments for non-cash items, offset in part by cash being used for our working capital needs.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, income tax reserves adjustments, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased $4.1 million in the six months ended June 29, 2018, compared to the corresponding period in 2017, primarily due to a decrease in proceeds from sales and maturities of short-term investments of $6.9 million, offset by a decrease in purchases of property and equipment of $2.8 million.
Financing Activities
Net cash used in financing activities decreased $3.2 million in the six months ended June 29, 2018, compared to the corresponding period in 2017, primarily due to lower payment of tax withholding obligations related to net share settlements of restricted stock units.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of June 29, 2018 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2018 (remaining six months)	2019 and 2020	2021 and 2022	Thereafter
Convertible debt	$128,250	$—	$128,250	$—	$—
Interest on convertible debt	12,825	2,565	10,260	—	—
Other debts	15,482	864	13,566	954	98
Capital Lease	559	395	141	23	—
Operating leases	42,400	6,505	19,799	5,338	10,758
Purchase commitments	38,697	27,163	9,640	1,894	—
TVN VDP Obligations	3,845	1,417	2,428	—	—
Avid litigation settlement fees	3,500	—	3,500	—	—
Total contractual obligations	$245,558	$38,909	$187,584	$8,209	$10,856
Other commercial commitments:
Standby letters of credit	$2,644	$1,009	$1,635	$—	$—
Total commercial commitments	$2,644	$1,009	$1,635	$—	$—

Off-Balance Sheet Arrangements
We did not have any other off-balance sheet arrangements as of June 29, 2018.

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
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli Shekel and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 95% of our consolidated net revenue in the six months ended June 29, 2018, recorded net billings denominated in foreign currencies of approximately 16% of their net billings in the six months of 2018, compared to 20% in the corresponding period in 2017. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekel and Japanese yen, are summarized as follows (in thousands):

	June 29, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Purchase	$24,743	$12,875
Sell	$1,658	$1,509

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests. The aggregate debt balance of such instruments at June 29, 2018 was $16.0 million, of which $0.6 million relates to obligations under capital leases with fixed interest rates. The remaining $15.4 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years, with expiries ranging from 2017 through 2023. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. See Note 9, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of June 29, 2018, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of June 29, 2018, we had $128.3 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended June 29, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson (which is in the process of finalizing the sale of a majority stake in its MediaKind video technology business to a private equity firm), and, in certain product lines, other companies including ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Access business include Arris, Casa Systems and Cisco Systems. In the OTT market, our competitors include internally developed technologies and solutions by companies such as Netflix, Facebook, Google and Microsoft, as well as end-to-end online video platforms such as Brightcove, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services.

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

Revenue derived from customers outside of the U.S. for the six months ended June 29, 2018 and June 30, 2017 represented approximately 54% and 62% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the six months ended June 29, 2018 and June 30, 2017 accounted for approximately 36% and 25% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the six months ended June 29, 2018, Comcast accounted for 14% of our net revenue. No customer accounted for more than 10% of our net revenue during the six months ended June 30, 2017. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not increase its adoption of our technologies or purchases of our products in connection with the Warrant we issued to them in September 2016, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As part of our business strategy, from time to time we have acquired, and we may continue to acquire, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, in February 2016, we announced the closing of our acquisition of TVN, which is headquartered in Rennes, France. Acquisitions involve numerous risks, including the following:

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

As of June 29, 2018, we had approximately $241.2 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of June 29, 2018, we had 777 employees in our international operations, representing approximately 67% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of June 29, 2018, we maintained facilities in Israel with a total of 163 employees, or approximately 14% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

At June 29, 2018, we held 72 issued U.S. patents and 46 issued foreign patents, and had 94 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash of approximately $54.1 million at June 29, 2018 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Computer programmers may attempt to penetrate our network security, misappropriate our proprietary information or cause business interruptions. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems fail to protect against unauthorized access, sophisticated cyber-attacks, data protection breaches, computer viruses, denial-of-service attacks and similar disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

We rely on third-party contract manufacturers for the production of our products. Any significant disruption in the business or operations of such manufacturers or of their or our suppliers could adversely impact our business. Our principal contract manufacturers and several of their and our suppliers and our resellers have operations in locations that are subject to natural disasters, such as severe weather, tsunamis, floods, fires and earthquakes, which could disrupt their operations and, in turn, our operations.

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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), as amended, which superseded nearly all existing revenue recognition guidance. We adopted the new revenue standard in our first quarter of 2018 using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The adoption of the new revenue standard impacted the timing of recognition of software licenses with undelivered features and professional services revenue related to service contracts with acceptance terms, which has impacted our financial results.

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

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our 2002 Employee Stock Purchase Plan (“ESPP”), and in connection with grants of restricted stock units (“RSUs”) on an ongoing basis. To the extent we do not elect to pay solely cash upon conversion of our Notes, we will also be required to issue additional shares of common stock upon conversion. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2018, formatted in Extensible Business Reporting Language (XBRL) include:

(i) Condensed Consolidated Balance Sheets at June 29, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2018 and June 30, 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 29, 2018 and June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2018 and June 30, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

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
Date: August 6, 2018