Form 10-Q
period 2018-09-28
HARMONIC INC
filed 2018-11-05
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 28, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on October 26, 2018 was 86,697,733.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 28, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$61,654	$57,024
Accounts receivable, net	77,986	69,844
Inventories	23,333	25,976
Prepaid expenses and other current assets	24,226	18,931
Total current assets	187,199	171,775
Property and equipment, net	24,151	29,265
Goodwill	241,512	242,827
Intangibles, net	14,938	21,279
Other long-term assets	38,624	42,913
Total assets	$506,424	$508,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$7,677	$7,610
Accounts payable	29,354	33,112
Income taxes payable	830	233
Deferred revenue	48,679	52,429
Accrued and other current liabilities	50,734	48,705
Total current liabilities	137,274	142,089
Convertible notes, long-term	113,230	108,748
Other debts and capital lease obligations, long-term	13,155	15,336
Income taxes payable, long-term	747	917
Other non-current liabilities	18,989	22,626
Total liabilities	283,395	289,716
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 86,687 and 82,554 shares issued and outstanding at September 28, 2018 and December 31, 2017, respectively	87	83
Additional paid-in capital	2,293,174	2,272,690
Accumulated deficit	(2,070,746)	(2,057,812)
Accumulated other comprehensive income	514	3,382
Total stockholders’ equity	223,029	218,343
Total liabilities and stockholders’ equity	$506,424	$508,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Revenue:
Product	$62,803	$58,161	$178,776	$158,657
Service	37,813	33,853	111,127	98,615
Total net revenue	100,616	92,014	289,903	257,272
Cost of revenue:
Product	33,224	27,736	91,084	85,843
Service	17,290	17,253	49,931	50,181
Total cost of revenue	50,514	44,989	141,015	136,024
Total gross profit	50,102	47,025	148,888	121,248
Operating expenses:
Research and development	22,251	21,289	67,250	73,226
Selling, general and administrative	29,723	37,121	88,874	104,377
Amortization of intangibles	792	793	2,396	2,347
Restructuring and related charges	987	2,028	2,704	4,084
Total operating expenses	53,753	61,231	161,224	184,034
Loss from operations	(3,651)	(14,206)	(12,336)	(62,786)
Interest expense, net	(2,872)	(2,794)	(8,492)	(8,064)
Other expense, net	(365)	(498)	(698)	(1,828)
Loss before income taxes	(6,888)	(17,498)	(21,526)	(72,678)
Provision for (benefit from) income taxes	870	(1,915)	2,839	(1,568)
Net loss	$(7,758)	$(15,583)	$(24,365)	$(71,110)

Net loss per share:
Basic and diluted	$(0.09)	$(0.19)	$(0.29)	$(0.88)
Shares used in per share calculation:
Basic and diluted	86,321	81,445	85,188	80,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net loss	$(7,758)	$(15,583)	$(24,365)	$(71,110)
Change in unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	—	8	—	(605)
Change in foreign currency translation adjustments	447	2,265	(2,577)	7,147
Other comprehensive income (loss) before tax	447	2,273	(2,577)	6,542
Less: Provision for (benefit from) income taxes	(78)	—	291	2
Other comprehensive income (loss), net of tax	525	2,273	(2,868)	6,540
Total comprehensive loss	$(7,233)	$(13,310)	$(27,233)	$(64,570)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net loss	$(24,365)	$(71,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	6,281	6,232
Depreciation	9,910	11,045
Stock-based compensation	14,202	11,107
Amortization of discount on convertible debt and issuance cost	4,482	4,060
Restructuring, asset impairment and loss on retirement of fixed assets	1,105	565
Amortization of non-cash warrant	1,185	38
Deferred income taxes, net	1,056	—
Foreign currency adjustments	(1,034)	1,795
Provision for excess and obsolete inventories	1,259	5,578
Allowance for doubtful accounts and returns	1,357	4,309
Other non-cash adjustments, net	286	298
Changes in operating assets and liabilities:
Accounts receivable	(9,585)	11,367
Inventories	997	6,188
Prepaid expenses and other assets	2,507	6,702
Accounts payable	(4,032)	2,129
Deferred revenue	1,783	(1,098)
Income taxes payable	461	(2,122)
Accrued and other liabilities	(2,188)	(3,053)
Net cash provided by (used in) operating activities	5,667	(5,970)
Cash flows from investing activities:
Proceeds from maturities of investments	—	3,106
Proceeds from sales of investments	104	3,792
Purchases of property and equipment	(4,703)	(9,075)
Net cash used in investing activities	(4,599)	(2,177)
Cash flows from financing activities:
Proceeds from other debts and capital leases	5,066	6,344
Repayment of other debts and capital leases	(6,568)	(7,008)
Proceeds from common stock issued to employees	4,299	4,697
Payment of tax withholding obligations related to net share settlements of restricted stock units	(166)	(2,757)
Net cash provided by financing activities	2,631	1,276
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(580)	1,471
Net increase (decrease) in cash, cash equivalents and restricted cash	3,119	(5,400)
Cash, cash equivalents and restricted cash at beginning of period	58,757	57,420
Cash, cash equivalents and restricted cash at end of period	$61,876	$52,020

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$61,654	$50,039
Restricted cash included in prepaid expenses and other current assets	222	803
Restricted cash included in other long-term assets	—	1,178
Total cash, cash equivalents and restricted cash	$61,876	$52,020

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
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2017 Form 10-K. There have been no significant changes to these policies during the nine months ended September 28, 2018 other than those disclosed in Note 2, “Recently Adopted Accounting Pronouncements”.

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

The cumulative effect of initially applying Topic 606 to the Company’s condensed consolidated balance sheet on January 1, 2018 was as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS	Balance as of December 31, 2017	Cumulative Impact from Adopting Topic 606	Balance as of January 1, 2018
ASSETS
Accounts receivable, net	$69,844	$1,781	$71,625
Prepaid expenses and other current assets	18,931	3,578	22,509
Other long-term assets	42,913	773	43,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$52,429	$(4,826)	$47,603
Other non-current liabilities	22,626	(473)	22,153
Accumulated deficit	(2,057,812)	11,431	(2,046,381)

The impact from adopting Topic 606 on the Company’s condensed consolidated financial statements was as follows (in thousands):

	Three months ended September 28, 2018			Nine months ended September 28, 2018
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
Total net revenue	$100,616	$100,382	$234	$289,903	$288,419	$1,484
Total cost of revenue	50,514	50,888	(374)	141,015	141,029	(14)
Total gross profit	50,102	49,494	608	148,888	147,390	1,498
Operating expenses:
Selling, general and administrative	29,723	29,680	43	88,874	89,221	(347)
Loss from operations	(3,651)	(4,216)	565	(12,336)	(14,181)	1,845
Loss before income taxes	(6,888)	(7,453)	565	(21,526)	(23,371)	1,845
Net loss	(7,758)	(8,323)	565	(24,365)	(26,210)	1,845

	As of September 28, 2018
CONDENSED CONSOLIDATED BALANCE SHEETS	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
ASSETS
Accounts receivable, net	77,986	74,949	$3,037
Prepaid expenses and other current assets	24,226	19,681	4,545
Other long-term assets	38,624	38,082	542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	48,679	53,370	(4,691)
Other non-current liabilities	18,989	19,450	(461)
Accumulated deficit	(2,070,746)	(2,084,022)	13,276

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

The unit of account for revenue recognition is a performance obligation. A contract may contain one or more performance obligations, including hardware, software, professional services and support and maintenance. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations will be combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. Revenue recognized during the three and nine months ended September 28, 2018 that was included within the deferred revenue balance at January 1, 2018 was $7.8 million and $43.2 million, respectively.

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

Hardware and Software. Revenue from the sale of hardware and software products is recognized when the control is transferred. For most of the Company’s product sales (including sales to distributors and system integrators), the control is transferred at the time the product is shipped or delivery has occurred because the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time. The Company’s agreements with the distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users, and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company offers trade-in rights which are specifically identified and accrued for at the end of the period through contra-revenue.

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

Solution Sales. Solution sales for the design, manufacture, test, integration and installation of products, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for based on the percentage-of-completion basis, using the input method. Some of our arrangements may include acceptance provisions that require testing of the solution against specific performance criteria. The Company performs a detailed evaluation to determine whether the arrangement involves performance criteria based on our standard performance criteria. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales based on standard performance criteria. For this type of arrangement, we consider the customer acceptance clause not substantive and recognize product revenue when the customer takes possession on the product and recognize service on a percentage-of-completion basis using the input method. However, if the solution results in significant production, modification or customization, we consider the arrangement as a single performance obligation and recognize the revenue at a point in time, depending on the complexity of the solution and nature of acceptance.

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

The net capitalized contract costs as of September 28, 2018 were $1.8 million, of which $1.3 million and $0.5 million were reported as components of “Prepaid expenses and other current assets” and “Other long-term assets” on the Condensed Consolidated Balance Sheets, respectively. The amortization of the capitalized contract costs during the three and nine months ended September 28, 2018 was $0.4 million and $0.9 million, respectively.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The Company adopted this new standard in the first quarter of fiscal 2018 on a retrospective basis. The Company’s total restricted cash balance was $0.2 million and $1.7 million as of September 28, 2018 and December 31, 2017, respectively. The Company’s total restricted cash balance was $2.0 million and $1.8 million as of September 29, 2017 and December 31, 2016, respectively. These restricted cash balances are presented as a part of the ending and beginning balances of cash, cash equivalents and restricted cash on the Company’s Condensed Consolidated Statements of Cash Flows for the corresponding periods. See Note 6, “Balance Sheet Components” for additional information.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract. This new standard requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs for implementation activities in the application development stage can be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The costs capitalized are expensed over the term of the hosting arrangement. The amendments in the new ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. This new standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including adoption in any interim period.

The Company early adopted this new standard in the third quarter of fiscal 2018 and applied it prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements as of, and for the three and nine months ended September 28, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to amend the existing accounting standard for lease accounting. This new standard will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The new standard requires a modified retrospective transition and allows a cumulative-effect adjustment to the opening balance of retained earnings during the period of adoption.

The Company is in the process of analyzing the impact of this standard, including its current accounting policies and practices to identify potential impacts that would result from the application of this standard. The Company’s adoption process of the new standard is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, identifying the population of leases (and embedded leases), and collecting and validating lease data. The Company expects that majority of its lease obligations designated as operating leases will be reported on its Consolidated Balance Sheets upon adoption.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted.

The Company is currently evaluating the impact of adopting this new standard on its consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. This final rule is effective on November 5, 2018. The release expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the release, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. According to the release, the staff of the SEC will not object if a filer’s first presentation of changes in shareholders’ equity is included in its Quarterly Report on Form 10-Q for the quarter that begins after the final rule’s effective date. The Company plans to first include the changes required by this release in its Quarterly Report on Form 10-Q for the first quarter of fiscal 2019.

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

Beginning the first quarter of fiscal 2018, the Company adopted ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. As a result of adopting this new standard, the Company started measuring the investment in PBS at fair value based on its quoted stock price on the AIM exchange with gains or losses from changes in fair value recognized in net income. The Company sold this investment for $0.1 million in the third quarter of fiscal 2018.

The Company recorded a loss of $0.1 million and a gain of $0.1 million related to this investment in Other expense, net during the three and nine months ended September 28, 2018.

Unconsolidated Variable Interest Entities (“VIE”)

EDC

In 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a privately held video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. EDC is considered a VIE but the Company determined that it is not the primary beneficiary of EDC. As a result, EDC is measured at its cost minus impairment, if any. The Company determined that there were no indicators at September 28, 2018 that the EDC investment was impaired.

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
Gains (losses) on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended		Nine months ended
	Financial Statement Location	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other expense, net	$(30)	$119	$(1,412)	$(66)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekel and Japanese yen, are summarized as follows (in thousands):

	September 28, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Purchase	$28,782	$12,875
Sell	$—	$1,509
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	September 28, 2018	December 31, 2017	Balance Sheet Location	September 28, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$5	$33	Accrued and other current liabilities	$195	$4
Total derivatives		$5	$33		$195	$4
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of September 28, 2018, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets
Derivative assets	$5	—	$5
Derivative liabilities	$195	—	$195
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of September 28, 2018, the total compensating balance maintained was $1.0 million.

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 28, 2018
Cash equivalents
Money market funds	$—	$—	$—	$—
Prepaid expenses and other current assets
Derivative assets	—	5	—	5
Total assets measured and recorded at fair value	$—	$5	$—	$5
Accrued and other current liabilities
Derivative liabilities	$—	$195	$—	$195
Total liabilities measured and recorded at fair value	$—	$195	$—	$195
	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Cash equivalents
Money market funds	$22	$—	$—	$22
Prepaid expenses and other current assets
Derivative assets	—	33	—	33
Total assets measured and recorded at fair value	$22	$33	$—	$55
Accrued and other current liabilities
Derivative liabilities	$—	$4	$—	$4
Total liabilities measured and recorded at fair value	$—	$4	$—	$4

The Company’s liability for the TVN VDP (as defined below) was $3.2 million and $5.1 million as of September 28, 2018 and December 31, 2017, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. There has been no recurring fair value re-measurement for this liability subsequently based on the applicable accounting guidance. See Note 8, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s convertible notes was approximately $148.6 million and $129.9 million as of September 28, 2018 and December 31, 2017, respectively, and represents a Level 2 valuation. The Company’s other debts assumed from the Thomson Video Networks (“TVN”) acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding capital leases, outstanding as of September 28, 2018 and December 31, 2017 were in the aggregate of $20.5 million and $21.8 million, respectively. (See Note 9, “Convertible Notes, Other debts and Capital Leases” for additional information).
During the nine months ended September 28, 2018, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 6: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	September 28, 2018	December 31, 2017
Accounts receivable, net:
Accounts receivable	$81,059	$74,475
Less: allowances for doubtful accounts and sales returns	(3,073)	(4,631)
Total	$77,986	$69,844

	September 28, 2018	December 31, 2017
Inventories:
Raw materials	$1,374	$2,881
Work-in-process	847	933
Finished goods	9,966	10,130
Service-related spares	11,146	12,032
Total	$23,333	$25,976

	September 28, 2018	December 31, 2017
Prepaid expenses and other current assets:
French R&D tax credits receivable(1)	$7,453	$6,609
Deferred cost of revenue	4,700	4,440
Contract assets(2)	3,656	—
Prepaid maintenance, royalty, rent, property taxes and value added tax	3,609	3,867
Capitalized commission	1,259	—
Restricted cash(3)	222	530
Other	3,327	3,485
Total	$24,226	$18,931
(1) The Company’s TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credits receivable at September 28, 2018 were approximately $25.6 million and are expected to be recoverable from 2019 through 2022 with $7.5 million reported as a component of “Prepaid expenses and other current assets” and $18.1 million reported as a component of “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets.

(2) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.
(3) Amounts represent cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party.

	September 28, 2018	December 31, 2017
Property and equipment, net:
Machinery and equipment	$88,167	$87,121
Capitalized software	35,887	35,139
Leasehold improvements	14,990	15,051
Furniture and fixtures	6,506	6,534
Property and equipment, gross	145,550	143,845
Less: accumulated depreciation and amortization	(121,399)	(114,580)
Total	$24,151	$29,265

	September 28, 2018	December 31, 2017
Other long-term assets:
R&D tax credits receivable	$18,104	$22,322
Deferred tax assets	9,362	10,462
Equity investment	3,593	3,593
Others(1)	7,565	6,536
Total	$38,624	$42,913
(1) As of December 31, 2017, the Company had approximately $1.2 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. The restriction was subsequently released and accordingly, the amount was reclassified to “Cash and cash equivalents” in the nine months ended September 28, 2018.

	September 28, 2018	December 31, 2017
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$17,405	$16,414
Accrued warranty	4,749	4,381
Customer deposits	3,638	5,020
Contingent inventory reserves	3,291	3,806
Accrued TVN VDP, current (1)	2,100	3,186
Accrued royalty payments	2,077	2,195
Accrued Avid litigation settlement, current	1,500	—
Others	15,974	13,703
Total	$50,734	$48,705

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

The changes in the carrying amount of goodwill by reportable segments for the nine months ended September 28, 2018 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2017	$182,012	$60,815	$242,827
Foreign currency translation adjustment	(1,297)	(18)	(1,315)
Balance as of September 28, 2018	$180,715	$60,797	$241,512

Intangible Assets, Net
The following is a summary of intangible assets, net (in thousands):

		September 28, 2018			December 31, 2017
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	1.4	$31,707	$(24,281)	$7,426	$31,707	$(20,396)	$11,311
Customer relationships/contracts	2.4	44,718	(37,431)	7,287	44,819	(35,205)	9,614
Trademarks and trade names	1.4	635	(410)	225	654	(300)	354
Maintenance agreements and related relationships	n/a	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	n/a	3,138	(3,138)	—	3,177	(3,177)	—
Total identifiable intangibles		$85,698	$(70,760)	$14,938	$85,857	$(64,578)	$21,279

Amortization expense for the identifiable purchased intangible assets for the three and nine months ended September 28, 2018 and September 29, 2017 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Included in cost of revenue	$1,295	$1,295	$3,885	$3,885
Included in operating expenses	792	793	2,396	2,347
Total amortization expense	$2,087	$2,088	$6,281	$6,232
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2018 (remaining three months)	$1,295	$794	$2,089
2019	5,180	3,174	8,354
2020	951	3,042	3,993
2021	—	502	502
Total future amortization expense	$7,426	$7,512	$14,938

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
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Restructuring and related charges in:
Cost of revenue	$7	$549	$884	$1,335
Operating expenses - Restructuring and related charges	987	2,028	2,704	4,084
Total restructuring and related charges	$994	$2,577	$3,588	$5,419
As of September 28, 2018 and December 31, 2017, the Company’s total restructuring liability was $6.4 million and $8.0 million, respectively, of which $3.8 million and $4.4 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $2.6 million and $3.6 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s restructuring plans during the nine months ended September 28, 2018 (in thousands):

	Harmonic 2016 Restructuring Plan		Harmonic 2017 Restructuring Plan		Harmonic 2018 Restructuring Plan
	Excess facilities	TVN VDP	Excess facilities	Severance and benefits	Excess facilities	Severance and benefits	Total
Balance at December 31, 2017	$2,426	$5,128	$296	$193	$—	$—	$8,043
Charges for current period	—	—	—	—	932	2,124	3,056
Adjustments to restructuring provisions	99	504	—	—	1	(72)	532
Reclassification of deferred rent	—	—	—	—	332	—	332
Cash payments	(755)	(2,363)	(109)	(193)	(51)	(2,046)	(5,517)
Foreign exchange effect	—	(81)	—	—	—	—	(81)
Balance at September 28, 2018	$1,770	$3,188	$187	$—	$1,214	$6	$6,365

Harmonic 2018 Restructuring

In the first quarter of 2018, the Company approved and implemented a restructuring plan (the “Harmonic 2018 Restructuring Plan”). The restructuring activities under this plan primarily include worldwide workforce reductions of the Company. As of September 28, 2018, the Company recorded an aggregate amount of $2.1 million of restructuring and related charges for severance and employee benefits for 59 employees worldwide, primarily in the United States and across all functions. The Company made $2.0 million in payments for this plan in the nine months ended September 28, 2018. The activities under this plan are expected to be completed in 2018.

Excess Facility in San Jose, California

In August 2018, the Company exited an additional excess facility at its U.S. headquarters in San Jose, California and recorded $0.9 million in facility exit costs. The Company accounts for facility exit costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted, risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through August 2020. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $1.2 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $0.3 million.

Harmonic 2017 Restructuring

In the third quarter of 2017, the Company implemented a restructuring plan (the “Harmonic 2017 Restructuring Plan”) to better align its operating costs with the continued decline in its net revenues. In 2017, the Company recorded $2.5 million of restructuring and related charges under this plan, consisting of $2.1 million of employee severance and $0.4 million related to the closure of one of the Company’s offices in New York. The activities under this plan were completed in 2017. As of September 28, 2018, the remaining $0.2 million liability outstanding relates to the accrual for the New York excess facility, which will be paid out over the remainder of the New York leased property’s term through August 2020.

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

TVN VDP

The Company recorded $0.5 million and $1.8 million of TVN VDP costs in the nine months ended September 28, 2018 and September 29, 2017, respectively. The TVN VDP liability balance as of September 28, 2018 was $3.2 million, payable from 2018 through 2020.

Excess Facility in San Jose, California

In January 2016, the Company exited an excess facility at its U.S. headquarters in San Jose, California and recorded $1.4 million of facility exit costs. The fair value of this liability is based on a net present value model using a credit-adjusted, risk-free rate. The liability will be paid out over the remainder of the leased properties’ term, which continues through August 2020. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting this charge was an adjustment for deferred rent liability relating to this space of $1.1 million. As a result of a change in the estimate of the sublease income, the restructuring liability was increased by $1.2 million as of December 31, 2017.

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
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the Notes was valued at $26.1 million and bifurcated from the host debt instrument and recorded in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at the effective interest rate over the contractual term of the Notes. The following table presents the components of the Notes as of September 28, 2018 and December 31, 2017 (in thousands, except for years and percentages):

	September 28, 2018	December 31, 2017
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(13,404)	(17,404)
Less: Debt issuance costs, net of amortization	(1,616)	(2,098)
Carrying amount	$113,230	$108,748
Remaining amortization period (years)	2.2	2.9
Effective interest rate on liability component	9.94%	9.94%
Carrying amount of equity component	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Contractual interest expense	$1,283	$1,283	$3,848	$3,848
Amortization of debt discount	1,364	1,235	4,001	3,623
Amortization of debt issuance costs	164	149	481	437
Total interest expense recognized	$2,811	$2,667	$8,330	$7,908

Other Debts and Capital Leases

The Company has a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	September 28, 2018	December 31, 2017
Financing from French government agencies related to various government incentive programs (1)	$19,443	$20,565
Term loans	1,018	1,282
Obligations under capital leases	371	1,099
Total debt obligations	20,832	22,946
Less: current portion	(7,677)	(7,610)
Long-term portion	$13,155	$15,336
(1) As of September 28, 2018 and December 31, 2017, loans backed by French R&D tax credit receivables were $17.0 million and $17.7 million, respectively. As of September 28, 2018, the TVN French Subsidiary had an aggregate of $25.6 million of R&D tax credit receivables from the French government from 2018 through 2022. See Note 6, “Balance Sheet Components” for additional information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2019 through 2021. The remaining loans of $2.4 million at September 28, 2018, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2019 through 2025.

Future minimum repayments

The table below presents the future minimum repayments of debts and capital lease obligations for TVN as of September 28, 2018 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2018 (remaining three months)	$205	$659
2019	93	6,934
2020	50	6,741
2021	23	5,441
2022	—	461
Thereafter	—	225
Total	$371	$20,461

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

The Loan Agreement contains customary affirmative and negative covenants. The Company must comply with financial covenants requiring it to maintain (i) a short-term asset to short-term liabilities ratio of at least 1.10 to 1.00 and (ii) a minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. The Company must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to at least $10.0 million at all times. As of September 28, 2018, the Company was in compliance with the covenants under the Loan Agreement.

As of September 28, 2018, the Company committed $2.7 million towards security for letters of credit issued under the Loan Agreement. There were no other borrowings under the Loan Agreement as of September 28, 2018.

NOTE 10: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 12, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2017 Form 10-K for details pertaining to each plan.

The Company’s stockholders approved an amendment to the ESPP at the 2018 annual meeting of stockholders (the “2018 Annual Meeting”) to increase the number of shares of common stock reserved for issuance under the ESPP by 1,300,000 shares. The Company’s stockholders also approved an amendment to the 2002 Director Stock Plan at the 2018 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 400,000 shares. As of September 28, 2018, there were 1.3 million and 4.5 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the nine months ended September 28, 2018 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	3,880	$6.04
Granted	—	—
Exercised	(88)	2.93
Forfeited	(35)	4.76
Canceled or expired	(538)	8.75
Balance at September 28, 2018	3,219	5.69	2.5	$1,907.4
As of September 28, 2018
Vested and expected to vest	3,214	5.69	2.5	$1,900.0
Exercisable	3,051	5.74	2.5	$1,666.9
The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the nine months ended September 28, 2018.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three and nine months ended September 28, 2018 and September 29, 2017, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information during the nine months ended September 28, 2018 (in thousands, except per share amounts and terms):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	2,904	$5.09
Granted	3,835	3.94
Vested	(2,947)	4.87
Forfeited	(216)	4.95
Balance at September 28, 2018	3,576	4.05
Performance- and Market-based awards

Starting in 2015, the Company began to settle a portion of its incentive bonus payments to eligible employees by issuing performance-based RSU awards (“PRSUs”) from the 1995 Stock Plan. The Company granted 1,443,168 PRSUs to certain employees for the nine months ended September 28, 2018, of which 1,343,168 shares of PRSUs were fully vested at the time of grant for purposes of settling amounts earned under the Company’s 2017 and 2018 incentive bonus plans. The vesting of the remaining PRSUs will be based on the achievement of certain financial and non-financial operating goals of the Company. The stock-based compensation recognized for PRSUs was $2.6 million and $6.0 million for the three and nine months ended September 28, 2018, respectively. The unrecognized stock-based compensation of PRSUs as of September 28, 2018 was $0.2 million.

In 2017, the Company granted 344,500 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to its key executives and certain eligible employees that may vest during a three-year period as part of its long-term incentive program. In the second quarter of 2018, the Company granted 40,000 MRSUs that may vest during an eighteen-month period from the date of grant. The vesting conditions of these awards are based on the market value of the Company's common stock. The aggregate grant-date fair value of these shares was estimated to be $1.3 million using a Monte-Carlo simulation, which is being recognized over a weighted-average period of approximately 1.3 years. The stock-based compensation recognized for MRSUs for the three and nine months ended September 28, 2018 was $36,775 and $0.2 million, respectively. The unrecognized stock-based compensation of the MRSUs as of September 28, 2018 was immaterial. No MRSUs had vested as of September 28, 2018.

French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of TVN in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$59	$55	$185	$165
Interest cost	18	16	56	48
Recognized net actuarial loss	—	1	—	4
Net periodic benefit cost	$77	$72	$241	$217
The present value of the Company’s pension obligation as of September 28, 2018 was $5.1 million, of which $0.1 million was reported as a component of “Accrued and other current liabilities” and $5.0 million was reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2017 was $5.0 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the nine months ended September 28, 2018 and September 29, 2017 were $259,000 and $326,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Stock-based compensation in:
Cost of revenue	$614	$478	$1,577	$1,623
Research and development expense	1,676	1,183	4,298	3,496
Selling, general and administrative expense	3,143	2,059	8,327	5,988
Total stock-based compensation in operating expense	4,819	3,242	12,625	9,484
Total stock-based compensation	$5,433	$3,720	$14,202	$11,107
As of September 28, 2018, total unrecognized stock-based compensation cost related to unvested stock options and RSUs was $10.9 million and is expected to be recognized over a weighted-average period of approximately 1.6 years.
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

Stock Options
Nine months ended
September 29, 2017
Expected term (years)	4.6
Volatility	43%
Risk-free interest rate	1.7%
Expected dividends	0.0%

	ESPP Purchase Period Ending
	December 31, 2018	July 2, 2018	December 31, 2017	June 30, 2017
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	51%	60%	43%	41%
Risk-free interest rate	2.1%	1.7%	1.2%	1.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.32	$1.34	$1.42	$1.40
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

NOTE 11: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Loss before income taxes	$(6,888)	$(17,498)	$(21,526)	$(72,678)
Provision for (benefit from) income taxes	870	(1,915)	2,839	(1,568)
Effective income tax rate	(12.6)%	10.9%	(13.2)%	2.2%
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

The Company's effective income tax rate of (13.2)% for the nine months ended September 28, 2018 was different from the U.S. federal statutory rate of 21%, primarily due to the Company’s geographical income mix and tax rates associated with certain earnings from operations in lower-tax jurisdictions, the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various discrete tax adjustments. For the nine months ended September 28, 2018, the discrete adjustments to the Company's tax expense were primarily withholding taxes.

The Company’s effective income tax rate of 2.2% for the nine months ended September 29, 2017 was different from the U.S. federal statutory rate of 35%, primarily due to the Company’s geographical income mix and tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, in the first quarter of 2017, the Company was able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of the Company’s two subsidiaries in Israel, which was approved by the Israeli government in the first quarter of 2017. In the third quarter of 2017, the Company recorded $2.4 million of tax benefit associated with the release of tax reserves for uncertain tax positions resulting from the expiration of the statutes of limitations on the Company’s U.S. corporate tax returns for the 2013 tax year. For the nine months ended September 29, 2017, the remaining discrete adjustments to the Company's tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015 (the “2015 Decision”). On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeals. The Ninth Circuit was to decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner (the “Altera Opinion”) requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the 2015 Decision of the United States Tax Court. The Ninth Circuit subsequently withdrew the opinion on August 7, 2018. Due to uncertainties surrounding the ultimate resolution of the 2015 Decision, the Company continues to share expenses related to share-based compensation despite the 2015 Decision.

The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.

As of September 28, 2018, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.6 million, of which $4.8 million would affect the Company’s effective tax rate if the benefits are eventually recognized. The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.5 million of gross interest and penalties accrued as of September 28, 2018. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. For the nine months ended September 28, 2018, the Company released $1.5 million from a 2013-2015 audit settlement in Israel and $0.3 million due to the expiration of the statutes of limitations on the Company’s U.S. corporate tax returns for the 2013 tax year.

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

In October 2016, the FASB issued ASU 2016-16, an accounting standard update which requires companies to recognize the income tax consequences of all intra-entity sales of assets other than inventory when they occur. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax assets that arise in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company early adopted this accounting standard update during the first quarter of fiscal 2017 on a modified retrospective approach and recorded a cumulative-effect adjustment of $1.4 million to retained earnings as of January 1, 2017 (which reduced the accumulated deficit). Correspondingly, in the first quarter of fiscal 2017, the Company recognized an additional $1.1 million of net deferred tax assets, after netting with $2.1 million of valuation allowances, and wrote off the remaining $0.3 million of unamortized tax expenses deferred under the previous guidance to provision for income taxes in the first quarter of fiscal 2017.

NOTE 12: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Numerator:
Net loss	$(7,758)	$(15,583)	$(24,365)	$(71,110)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	86,321	81,445	85,188	80,618
Net loss per share:
Basic and diluted	$(0.09)	$(0.19)	$(0.29)	$(0.88)
Basic and diluted net loss per share were the same for the three and nine months ended September 28, 2018 and September 29, 2017, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the periods presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Stock options	3,219	4,377	3,386	4,628
RSUs	3,266	3,213	2,933	3,107
Stock purchase rights under the ESPP	529	1,118	635	630
Warrants (1)	1,555	782	1,039	782
Total (2)	8,569	9,490	7,993	9,147
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

The Warrant is considered an incentive for Comcast to purchase certain of the Company’s products. Therefore the value of the vested Warrant is recorded as an asset, which is recognized as a reduction in the Company’s net revenues in proportion to the pertinent sales to Comcast. The Warrant is considered indexed to the Company’s common stock and classified as stockholders’ equity based on its terms. Accordingly, the vested Warrant amounts are included in “Additional paid-in capital”.

Because the Warrants contain performance criteria, which include cumulative purchase amounts Comcast must achieve for the Warrants to vest, the final measurement date for the Warrants is the date on which the Warrants vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Warrants is being recorded as a reduction to the Company’s net revenue based on the estimated number of Warrants expected to vest, the proportion of purchases by Comcast within the period relative to the cumulative purchase levels required for the Warrants to vest and the then-current fair value of the related Warrants. To the extent that estimate change in the future as to the number of Warrants that will vest, as well as changes in the fair market value of the Warrants, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

The portion of the Warrant which vested on September 26, 2016 had a value of $1.6 million. The value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. During the three and nine months ended September 28, 2018, the Company recorded $0.8 million and $1.2 million, respectively, as a reduction to net revenues in connection with amortization of the Warrant. During the three and nine months ended September 29, 2017, the Company recorded an increase to net revenues of $0.4 million and a reduction to net revenues of $38,000, respectively, in connection with amortization of the Warrant.

On July 31, 2018, pursuant to the vesting provisions of the Warrant, a tranche of 1,172,425 shares subject to the Warrant vested and became exercisable upon the acceptance of completion of field trials by Comcast. The fair value of the Warrant on the date of vesting is estimated to be $2.3 million using the Black-Scholes option pricing model using the following assumptions: expected term of 5.2 years, volatility of 45%, risk-free interest rate of 2.9%, and expected dividends of 0.0%. The fair value of the Warrant was recorded as a component of “Other long term assets” with an equal offset to “Additional paid in capital” on the Company’s Condensed Consolidated Balance Sheets. The Company will amortize this asset as a reduction in the Company’s net revenues in proportion to the pertinent sales to Comcast.

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
The following table provides summary financial information by reportable segment (in thousands):

	Three months ended		Nine months ended
	September 28, 2018 (1)	September 29, 2017	September 28, 2018	September 29, 2017
Video
Revenue	$73,344	$84,155	$224,300	$231,876
Gross profit	41,937	48,283	126,721	126,776
Operating income (loss)	5,258	7,009	13,492	(7,774)
Cable Access
Revenue	$28,062	$7,859	$66,788	$25,396
Gross profit	10,871	1,064	29,698	4,973
Operating income (loss)	395	(5,357)	(578)	(18,848)
Total
Revenue	$101,406	$92,014	$291,088	$257,272
Gross profit	52,808	49,347	156,419	131,749
Operating income (loss)	5,653	1,652	12,914	(26,622)

(1) The Company has historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between its Video and Cable Access segments. Beginning in the fourth quarter of 2017, the Company prospectively changed to a more precise attribution methodology as the activities of selling and supporting the CableOS solution have become increasingly distinct from those of Video solutions. The impact of making this change in the three and nine months ended September 29, 2017 compared to the Company’s historical approach was a decrease in operating income of $2.7 million and an increase in operating loss of $5.9 million, respectively, from the Video segment and a corresponding decrease in operating loss of the Cable Access segment. The Company believes that the updated allocation methodology will provide greater clarity regarding the operating metrics of the Video and Cable Access business segments.

A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Total segment operating income (loss)	$5,653	$1,652	$12,914	$(26,622)
Amortization of warrants	(790)	—	(1,185)	—
Unallocated corporate expenses	(994)	(10,050)	(3,582)	(18,825)
Stock-based compensation	(5,433)	(3,720)	(14,202)	(11,107)
Amortization of intangibles	(2,087)	(2,088)	(6,281)	(6,232)
Income (loss) from operations	(3,651)	(14,206)	(12,336)	(62,786)
Non-operating expense, net	(3,237)	(3,292)	(9,190)	(9,892)
Loss before income taxes	$(6,888)	$(17,498)	$(21,526)	$(72,678)

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

NOTE 15: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of September 28, 2018 are as follows (in thousands):

Years ending December 31,
2018 (remaining three months)	$3,433
2019	13,091
2020	9,921
2021	4,276
2022	2,525
Thereafter	9,325
Total	$42,571
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

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Balance at beginning of period	$4,647	$4,142	$4,381	$4,862
Accrual for current period warranties	1,563	1,354	5,013	3,849
Warranty costs incurred	(1,461)	(1,155)	(4,645)	(4,370)
Balance at end of period	$4,749	$4,341	$4,749	$4,341
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $45.1 million of non-cancelable commitments to purchase inventories and other commitments as of September 28, 2018.
Standby Letters of Credit and Guarantees
As of September 28, 2018, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $3.3 million, consisting primarily of $1.3 million for a building lease for the TVN French Subsidiary and $0.8 million related to contract manufacturing, with the remainder mainly related to performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of September 28, 2018.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 28, 2018.

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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 45 of this Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three and nine months ended September 28, 2018 accounted for 42% and 35% of our net revenue, respectively, compared to 28% and 26% for the corresponding periods in 2017. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and nine months ended September 28, 2018, Comcast accounted for 16% and 15% of our net revenue, respectively. No customer accounted for more than 10% of our net revenue for the corresponding periods in 2017. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue increased $8.6 million, or 9%, in the three months ended September 28, 2018, compared to the corresponding period in 2017, primarily due to an increase of $20.2 million in our Cable Access segment revenue, partially offset by a decrease of $10.8 million in our Video segment revenue. Our net revenue increased $32.6 million, or 13%, in the nine months ended September 28, 2018, compared to the corresponding period in 2017, primarily due to an increase of $41.4 million in our Cable Access segment revenue, partially offset by a decrease of $7.6 million in our Video segment revenue. The increases in our Cable Access segment revenue in the three and nine months ended September 28, 2018 were primarily due to an increase in sales of CableOS related hardware, software and support services. The decreases in our Video segment revenue in the three and nine months ended September 28, 2018 were primarily due to a shift in product mix to software-based products.
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
As the timing of our customers' investment decisions can be uncertain, we have implemented restructuring plans to better align the Company's resources and strategic goals. We continue to focus on expense controls on a company-wide basis. (See Note 8, “Restructuring and Related Charges” of the Notes to our Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of September 28, 2018 was $61.7 million, and, during the nine months ended September 28, 2018, we generated $5.7 million of cash from our operating activities. We also entered into a line of credit with Silicon Valley Bank in September 2017. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Our critical accounting policies, judgments and estimates are disclosed in in our 2017 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the nine months ended September 28, 2018 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 YTD vs Q3 FY17 YTD
Segment:
Video	$73,344	$84,155	$(10,811)	(13)%	$224,300	$231,876	$(7,576)	(3)%
Cable Access	28,062	7,859	20,203	257%	66,788	25,396	41,392	163%
Total segment revenue	101,406	92,014	9,392	10%	291,088	257,272	33,816	13%
Amortization of warrants	(790)	—	(790)	—	(1,185)	—	(1,185)	—
Total net revenue	100,616	92,014	$8,602	9%	289,903	257,272	$32,631	13%

Segment revenue as a % of total segment revenue:
Video	72%	91%			77%	90%
Cable Access	28%	9%			23%	10%
The following table presents the breakdown of revenue by geographical region for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 YTD vs Q3 FY17 YTD
Geography:
Americas	$54,119	$48,656	$5,463	11%	$155,893	$127,173	$28,720	23%
EMEA	26,316	27,528	(1,212)	(4)%	81,194	77,920	3,274	4%
APAC	20,181	15,830	4,351	27%	52,816	52,179	637	1%
Total net revenue	$100,616	$92,014	$8,602	9%	$289,903	$257,272	$32,631	13%

Regional revenue as a % of total net revenue:
Americas	54%	53%			54%	49%
EMEA	26%	30%			28%	30%
APAC	20%	17%			18%	21%
Our Video segment net revenue decreased 13% in the three months ended September 28, 2018, compared to the corresponding period in 2017, due to a decrease of $8.4 million in Video product revenue and a decrease of $2.4 million in Video service revenue. Our Video segment net revenue decreased 3% in the nine months ended September 28, 2018, compared to the corresponding period in 2017, due to a decrease of $6.7 million in Video service revenue and a decrease of $0.9 million in Video product revenue. During the third quarter of fiscal 2017, we experienced a catch-up in our Video product revenue after a very slow first half of fiscal 2017. As a result, we saw a decrease in our Video product revenue in the three and nine months ended September 28, 2018 as compared to the corresponding periods a year ago. The decreases in our Video service revenue in the three and nine months ended September 28, 2018 were primarily due to reduced professional services activity in connection with SaaS deployments and timing of higher revenue recognized in the third quarter of fiscal 2017 after a slow first half of the year.
Our Cable Access segment net revenue increased 257% and 163% in the three and nine months ended September 28, 2018, respectively, compared to the corresponding periods in 2017. The increases were primarily due to an increase in delivery of hardware, software and services for our CableOS solutions.
Net revenue in the Americas increased 11% and 23% in the three and nine months ended September 28, 2018, compared to the corresponding periods in 2017, primarily due to an increase in revenue from sale of CableOS products and services.

EMEA net revenue decreased 4% in the three months ended September 28, 2018 compared to the corresponding period in 2017, primarily due to timing of higher revenue recognized in the third quarter of fiscal 2017 after a slow first half of the year. EMEA net revenue increased 4% in the nine months ended September 28, 2018 compared to the corresponding period in 2017, primarily due to increased investment in our live and premium quality OTT software solutions for the delivery of new IP-based video services in both our service provider and broadcast and media customer verticals.

APAC net revenue increased 27% and 1% in the three and nine months ended September 28, 2018, respectively, compared to the corresponding periods in 2017, primarily due to improved demand from our service provider and broadcast and media customers for our Video products and services.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 YTD vs Q3 FY17 YTD
Gross profit	$50,102	$47,025	$3,077	7%	$148,888	$121,248	$27,640	23%
As a percentage of net revenue (“gross margin”)	49.8%	51.1%	(1.3)%		51.4%	47.1%	4.3%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Gross margin decreased 1.3% in the three months ended September 28, 2018 compared to the corresponding period in 2017, primarily due to product mix in our Video segment. Gross margin increased 4.3% in the nine months ended September 28, 2018 compared to the corresponding period in 2017, primarily due to a more favorable margins generated in our Cable Access segment due to increased CableOS activity.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 YTD vs Q3 FY17 YTD
Research and development	$22,251	$21,289	$962	5%	$67,250	$73,226	$(5,976)	(8)%
As a percentage of net revenue	22.1%	23.1%			23.2%	28.5%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses increased 5% in the three months ended September 28, 2018 compared to the corresponding period in 2017, primarily due to higher outside consulting spending and an increase in stock-based compensation expense primarily related to performance-based RSUs. This increase was partially offset by lower employee compensation costs due to headcount reductions.

Research and development expenses decreased 8% in the nine months ended September 28, 2018 compared to the corresponding period in 2017, primarily due to lower employee compensation costs due to headcount reductions and lower utilization of third-party engineering services as the Company continues the process of transforming its research and development activities from capital intensive hardware development to predominantly software development. This decrease was partially offset by higher stock-based compensation expense primarily related to performance-based RSUs.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 YTD vs Q3 FY17 YTD
Selling, general and administrative	$29,723	$37,121	$(7,398)	(20)%	$88,874	$104,377	$(15,503)	(15)%
As a percentage of net revenue	29.5%	40.3%			30.7%	40.6%

Selling, general and administrative expenses in the three months ended September 28, 2018 decreased 20%, compared to the corresponding period in 2017, primarily due to lower employee compensation costs due to headcount reductions and higher legal and settlement charges recorded during the third quarter of 2017 related to the settlement of the Avid litigation. This decrease was partially offset by an increase in stock-based compensation primarily related to performance-based RSUs.

Selling, general and administrative expenses in the nine months ended September 28, 2018 decreased 15%, compared to the corresponding period in 2017, primarily due to lower employee compensation costs due to headcount reductions, higher legal and settlement charges recorded during the third quarter of 2017 related to the settlement of the Avid litigation, and lower travel and other discretionary costs due to vigilant cost management throughout the Company. This decrease was partially offset by an increase in stock-based compensation primarily related to performance-based RSUs.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 YTD vs Q3 FY17 YTD
Video	5,258	$7,009	$(1,751)	(25)%	$13,492	$(7,774)	$21,266	(274)%
Cable Access	395	(5,357)	5,752	(107)%	(578)	(18,848)	18,270	(97)%
Total segment operating income (loss)	$5,653	$1,652	$4,001	242%	$12,914	$(26,622)	$39,536	(149)%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	7.2%	8.3%	(1.1)%		6.0%	(3.4)%	9.4%
Cable Access	1.4%	(68.2)%	69.6%		(0.9)%	(74.2)%	73.3%
The operating margin for the Video segment slightly decreased 1.1% in the three months ended September 28, 2018 compared to the corresponding period in 2017. The operating margin for the Video segment increased 9.4% in the nine months ended September 28, 2018 compared to the corresponding period in 2017, primarily due to better margins as a result of a more favorable product mix, lower operating expenses due to headcount reductions and lower other discretionary costs due to vigilant cost management throughout the Company. This increase was partially offset by a decrease in margin due to the change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017.
The operating margin for the Cable Access segment increased 69.6% and 73.3% in the three and nine months ended September 28, 2018, respectively, compared to the corresponding periods in 2017, primarily due to higher revenue and related higher margins on sale of both software and professional services. The change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017 also contributed to the increase in Cable Access margins in the three and nine months ended September 28, 2018, compared to the corresponding periods a year ago.
The Company has historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between its Video and Cable Access segments. Beginning in the fourth quarter of 2017, the

Company prospectively changed to a more precise attribution methodology as the activities of selling and supporting the CableOS solution have become increasingly distinct from those of Video solutions. The impact of making this change in the three and nine months ended September 29, 2017 compared to the Company’s historical approach was a decrease in operating income of $2.7 million and an increase in operating loss of $5.9 million, respectively, from the Video segment and a corresponding decrease in operating loss of the Cable Access segment. The Company believes that the updated allocation methodology will provide greater clarity regarding the operating metrics of the Video and Cable Access business segments.

The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Total segment operating income (loss)	$5,653	$1,652	$12,914	$(26,622)
Amortization of warrants	(790)	—	(1,185)	—
Unallocated corporate expenses	(994)	(10,050)	(3,582)	(18,825)
Stock-based compensation	(5,433)	(3,720)	(14,202)	(11,107)
Amortization of intangibles	(2,087)	(2,088)	(6,281)	(6,232)
Income (loss) from operations	(3,651)	(14,206)	(12,336)	(62,786)
Non-operating expense, net	(3,237)	(3,292)	(9,190)	(9,892)
Loss before income taxes	$(6,888)	$(17,498)	$(21,526)	$(72,678)
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

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 YTD vs Q3 FY17 YTD
Amortization of intangibles	$792	$793	$(1)	—%	$2,396	$2,347	$49	2%
As a percentage of net revenue	0.8%	0.9%			0.8%	0.9%
The amortization of intangibles expense in the three and nine months ended September 28, 2018 remained relatively flat compared to the corresponding periods in 2017.

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
The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17
Restructuring and related charges in:
Cost of revenue	$7	$549	$(542)	(99)%	$884	$1,335	$(451)	(34)%
Operating expenses-Restructuring and related charges	987	2,028	(1,041)	(51)%	2,704	4,084	(1,380)	(34)%
Total restructuring and related charges	$994	$2,577	$(1,583)	(61)%	$3,588	$5,419	$(1,831)	(34)%

Restructuring and related charges in the three and nine months ended September 28, 2018 decreased by 61% and 34%, respectively, compared to the corresponding periods in 2017, primarily due to higher TVN VDP costs recorded in the three and nine months ended September 28, 2017, offset in part by facility exit costs and severance and employee benefit costs recorded under the Harmonic 2018 Restructuring Plan. See Note 8, “Restructuring and Related Charges,” of the notes to our Condensed Consolidated Financial Statements for details on each of our restructuring plans.

Interest Expense, Net
Interest expense, net was $2.9 million and $2.8 million for the three months ended September 28, 2018 and September 29, 2017, respectively. Interest expense, net was $8.5 million and $8.1 million for the nine months ended September 28, 2018 and September 29, 2017, respectively. Interest expense, net increased in the three and nine months ended September 28, 2018, compared to the corresponding periods in 2017, primarily due to higher amortization of debt discount and issuance costs for the Notes issued in December 2015.

Other Expense, Net
Other expense, net was $0.4 million and $0.5 million for the three months ended September 28, 2018 and September 29, 2017, respectively. Other expense, net was $0.7 million and $1.8 million for the nine months ended September 28, 2018 and September 29, 2017, respectively. The decrease during the three and nine months ended September 28, 2018, compared to the corresponding periods in 2017, was primarily due to higher foreign exchange losses resulting from the strengthening of the Euro against the U.S. dollars in 2017.

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

Income Taxes
The following table presents the provision for (benefit from) income taxes and the effective income tax rate for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 28, 2018	September 29, 2017	Q3 FY18 vs Q3 FY17		September 28, 2018	September 29, 2017	Q3 FY18 YTD vs Q3 FY17 YTD
Provision for (benefit from) income taxes	$870	$(1,915)	$2,785	(145)%	$2,839	$(1,568)	$4,407	(281)%
Effective income tax rate	(12.6)%	10.9%			(13.2)%	2.2%
Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.

Our effective income tax rate of (13.2)% for the nine months ended September 28, 2018 was different from the U.S. federal statutory rate of 21%, primarily due to the our geographical income mix and tax rates associated with certain earnings from operations in lower-tax jurisdictions, the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various discrete tax adjustments. For the nine months ended September 28, 2018, the discrete adjustments to our tax expense were primarily withholding taxes.

Our effective income tax rate of 2.2% for the nine months ended September 29, 2017 was different from the then-effective U.S. federal statutory rate of 35%, primarily due to our geographical income mix and tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets and detriment from non-deductible stock-based compensation. In addition, in the first quarter of 2017, we were able to recognize a one-time tax benefit of approximately $1.2 million as a result of the merger of our two subsidiaries in Israel, which was approved by the Israeli government in the first quarter of 2017. In the third quarter of 2017, we recorded $2.4 million of tax benefit associated with the release of tax reserves for uncertain tax positions resulting from the expiration of the statutes of limitations on the Company’s U.S. corporate tax returns for the 2013 tax year. For the nine months ended September 29, 2017, the remaining discrete adjustments to our tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.

Liquidity and Capital Resources
As of September 28, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $61.7 million, net accounts receivable of $78.0 million, our $15 million line of credit with Silicon Valley Bank, described in more detail below, and financing from French government agencies. As of September 28, 2018, we had $128.3 million in aggregate principal amount of convertible senior notes outstanding (“Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $20.8 million at September 28, 2018.

Our cash and cash equivalents of $61.7 million as of September 28, 2018 consisted of bank deposits held throughout the world, of which $48.1 million of the cash and cash equivalents balance was held outside of U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $61.7 million at September 28, 2018 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

On September 27, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed up to 85% of our eligible receivables. Under the terms of the Loan Agreement, we may also request letters of credit from the Bank. The face value of any outstanding letters of credit reduce the amount otherwise available under the revolving credit facility. Loans under the Loan Agreement will bear interest at our option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate plus an applicable margin of 2.25%. There will be no applicable margin for prime rate advances when we are in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and a 0.25% margin for prime rate advances when we are not in compliance with the Liquidity Requirement. We may not request LIBOR advances when not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity. Our obligations under the revolving credit facility are secured by a security interest on substantially all of its assets, excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants. We must comply with financial covenants requiring maintaining (i) a minimum short-term asset to short-term liabilities ratio and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. We must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to $10.0 million at all times. As of September 28, 2018, we were in compliance with the covenants under the Loan Agreement.

As of September 28, 2018, the Company committed $2.7 million towards security for letters of credit issued under the Loan Agreement. There were no cash borrowings under the Loan Agreement as of September 28, 2018.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended
	September 28, 2018	September 29, 2017
Net cash provided by (used in):
Operating activities	$5,667	$(5,970)
Investing activities	(4,599)	(2,177)
Financing activities	2,631	1,276
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(580)	1,471
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,119	$(5,400)

Operating Activities
Net cash provided by operations increased $11.6 million in the nine months ended September 28, 2018, compared to the corresponding period in 2017, primarily due to a decrease in net loss, offset in part by higher cash being used for our working capital needs.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased $2.4 million in the nine months ended September 28, 2018, compared to the corresponding period in 2017, primarily due to a decrease in proceeds from sales and maturities of investments of $6.8 million, offset by a decrease in purchases of property and equipment of $4.4 million.

Financing Activities
Net cash provided by financing activities increased $1.4 million in the nine months ended September 28, 2018, compared to the corresponding period in 2017, primarily due to lower payment of tax withholding obligations related to net share settlements of restricted stock units.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of September 28, 2018 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2018 (remaining three months)	2019 and 2020	2021 and 2022	Thereafter
Convertible debt	$128,250	$—	$128,250	$—	$—
Interest on convertible debt	12,825	2,565	10,260	—	—
Other debts	20,461	659	13,675	5,902	225
Capital Lease	371	205	143	23	—
Operating leases	42,571	3,433	23,012	6,801	9,325
Purchase commitments	45,140	29,206	14,022	1,912	—
TVN VDP Obligations	3,188	718	2,470	—	—
Avid litigation settlement fees	3,500	—	3,500	—	—
Total contractual obligations	$256,306	$36,786	$195,332	$14,638	$9,550
Other commercial commitments:
Standby letters of credit	$2,919	$1,016	$1,903	$—	$—
Total commercial commitments	$2,919	$1,016	$1,903	$—	$—

Off-Balance Sheet Arrangements
We did not have any other off-balance sheet arrangements as of September 28, 2018.

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
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 95% of our consolidated net revenue in the nine months ended September 28, 2018, recorded net billings denominated in foreign currencies of approximately 15% of their net billings in the nine months of 2018, compared to 18% in the corresponding period in 2017. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekel and Japanese yen, are summarized as follows (in thousands):

	September 28, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Purchase	$28,782	$12,875
Sell	$—	$1,509

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests. The aggregate debt balance of such instruments at September 28, 2018 was $20.8 million, of which $0.4 million relates to obligations under capital leases with fixed interest rates. The remaining $20.4 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years, with expiries ranging from 2019 through 2025. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. See Note 9, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of September 28, 2018, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of September 28, 2018, we had $128.3 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 28, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenue derived from customers outside of the U.S. for the nine months ended September 28, 2018 and September 29, 2017 represented approximately 56% and 62% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen, which subjects us to foreign currency risk. In addition, a portion of our operating expenses relating to the cost of certain international employees, are denominated in foreign currencies, primarily the Euro, Israeli shekel, British pound, Singapore dollar, Chinese yuan and Indian rupee. Although we do hedge against the Euro, British pound, Israeli shekel and Japanese yen, gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the U.S. Unpredictable payment cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the nine months ended September 28, 2018 and September 29, 2017 accounted for approximately 35% and 26% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the nine months ended September 28, 2018, Comcast accounted for 15% of our net revenue. No customer accounted for more than 10% of our net revenue during the nine months ended September 29, 2017. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not increase its adoption of our technologies or purchases of our products in connection with the Warrant we issued to them in September 2016, or does so more slowly than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of September 28, 2018, we had approximately $241.5 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of September 28, 2018, we had 783 employees in our international operations, representing approximately 68% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of September 28, 2018, we maintained facilities in Israel with a total of 165 employees, or approximately 14% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

At September 28, 2018, we held 76 issued U.S. patents and 51 issued foreign patents, and had 87 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash of approximately $61.7 million at September 28, 2018 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

In December 2015, we issued $128.3 million aggregate principal amount of 4.0% convertible senior notes due 2020 (the “Notes”) through a private placement with a financial institution. The Notes bear interest at 4.0% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is being treated as a debt discount. As a result, we are required to record a greater amount of non-cash interest expense in current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. The increased net loss resulting from the amortization of the debt discount under ASC 470-20 could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

3.1(i)	Amended and Restated Bylaws of Harmonic Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2018, formatted in Extensible Business Reporting Language (XBRL) include:

(i) Condensed Consolidated Balance Sheets at September 28, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2018 and September 29, 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 28, 2018 and September 29, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2018 and September 29, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

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
Date: November 5, 2018