Form 10-K
period 2018-12-31
HARMONIC INC
filed 2019-03-01
CIK 851310

Table of Content

2018 Annual Report

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the reported closing sale price of the Common Stock on The NASDAQ Global Select Market on June 29, 2018, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $106,193,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 88,678,700 on February 22, 2019.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2018) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Table of Content

HARMONIC INC.
FORM 10-K

Table of Content

Forward Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	concentration of revenue sources;

•	expectations regarding our CableOS solutions;

•	expectations regarding the impact of warrants issued to Comcast on our business;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of our restructuring plans;

•	the impact of governmental regulations, including with respect to tariffs and economic sanctions;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;

•	expectations and estimates related to goodwill and intangible assets and their associated carrying value;

•	expectations regarding the applicability of tax provisions, including with respect to credits related to our acquisition of Thomson Video Networks (“TVN”); and

•	use of cash, cash needs and ability to raise capital, including repaying or refinancing our convertible notes.
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
We are a leading global provider of (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and “over-the-top” (OTT) video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) cable access solutions that enable cable operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services to consumers.
We operate in two segments, Video and Cable Access. Our Video business provides video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Cable Access business provides cable access solutions and related services, including our CableOS software-based cable access solution, primarily to cable operators globally.

Across our two business segments, we derived approximately 54% of our revenue from the Americas in 2018. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for 27% and 19% of our 2018 revenue, respectively.
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

▪
Demand for High Quality Video. Consumer demand for high quality video anytime, anywhere and on any device requires ever-increasing bandwidth capacity in service providers’ networks, as well as technology that maximizes network bandwidth efficiency. With the advent of Ultra High Definition (Ultra HD) televisions and OTT services increasingly being rendered in “4K” high resolution and consuming approximately four times the bandwidth of traditional HD channels, we believe next generation compression technologies, such as High Efficiency Video Compression (HEVC) or advances in H.264/AVC codecs, as well as increasing requirements for HDR encoding, will continue to remain a high priority for distributors of video.

▪
Streaming Video Service. Consumer demand for video download and streaming services from streaming media companies such as Netflix, Hulu, Google (YouTube), Amazon (Prime Video) and Apple (iTunes) continue to experience significant global growth. These and other similar services aggregate third-party and original content and stream video “over-the-top” (OTT) to any Internet-connected device utilizing Internet service providers’ networks at no incremental infrastructure cost to the consumer.

▪
Time-Shifted Viewing. “Time-shifting” technologies include digital video recorders (DVRs), cloud and network DVRs (cDVR and nDVR) that allow a subscriber to store programming on the service provider’s servers or in the cloud, and video-on-demand (VOD) services.

In response to these trends and the success of OTT streaming media companies, as well as the growing trend of “cord-cutters” (i.e., consumers who cancel traditional pay-TV subscriptions in favor of streaming services), “cord-shavers” (i.e., consumers who switch to smaller bundles of pay-TV subscriptions) and “cord-nevers” (i.e., consumers who have never had a pay-TV subscription):

Table of Content

•	service providers and broadcast and media companies continue to provide more of their own OTT streaming video services, including OTT streaming of live (or “linear”) television programming;

•
we believe providers of these OTT services will continue to expand monetization opportunities with personalized and dynamic ad insertion, thereby expanding technological and infrastructure requirements;

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
We believe that the delivery of video over IP will continue to change traditional video viewing habits and distribution methods and alter the traditional advertising and subscription business models of major service providers.
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

Table of Content

•
In the terrestrial broadcasting market, while broadcasters in various countries that have not yet completed converting from analog to digital transmission continue with change-over efforts, operators in numerous other countries around the world are adopting the next generation of digital transmission technologies, such as the DVB-T2 standard and ATSC 3.0 standards. The ongoing conversion from analog to digital transmission and the adoption of next-generation transmission standards provides the opportunity to deliver new channels, HD and Ultra HD services, premium content, and interactive services.

Over-the-Top (OTT)

•
According to a 2017 Cisco study, IP video traffic accounts for a significant majority of Internet traffic globally, and video traffic will only continue to increase for the foreseeable future. We believe service providers and broadcast and media companies with OTT services and offerings will continue to require high-quality video processing solutions and new technologies in order to process and distribute large amounts of live and VOD content from a wide variety of sources to a broad array of consumer devices, and to optimize adaptive bitrate video streaming quality and bandwidth utilization.

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

Emerging Markets

•
With a growing middle class across emerging markets, we believe the Pay-TV business will continue to grow for the foreseeable future in the Asia Pacific region, South Asia, the Middle East, Africa and Central and South America. We currently derive a meaningful portion of our revenue from countries in emerging markets.

•
Many consumers who are entering the middle class are now able to afford a monthly video service to gain access to their favorite programs and movies. We believe some of the leading video service providers serving emerging markets will experience high subscriber growth rates and may become worldwide industry leaders.

•
We believe subscribers in these markets will demand increasingly sophisticated video services over time as consumer consumption trends in these markets track to those in more developed markets. A growing number of new regional OTT entrants in emerging markets, where global brands such as Netflix and Amazon’s Prime Video are less dominant, are delivering a variety of OTT services and experiencing rapid growth. As a result, we believe that the infrastructure and technology investments of these service providers and new market entrants are likely to grow significantly for the foreseeable future.

•
Media companies addressing emerging markets are aggressively investing in the creation of new content, particularly content that is localized and responsive to consumer demands, with the goal of creating strong brands and a growing, loyal customer base. We believe that this growth in content creation will require these media companies to significantly increase their capabilities in video storage, processing and related technologies.

Video Infrastructure Technology Trends

•
Network Function Virtualization. We believe the industry will continue to adopt network function virtualization and unified video processing systems, whereby what had been historically discrete hardware video processing functions are integrated into software and run on the latest Intel processors in order to leverage high-performance and scalable appliance-based hardware, and as software-only virtual instances designed to run on private and/or public cloud environments.

•
Unified Video Playout & Processing Systems. A unified video processing system requires software-based channel origination and playout capabilities, with integrated functionality such as graphics and branding insertion and media orchestration, and an integrated control system that streamlines playout processes, improves video quality, enables time-shift and cDVR functionality, while reducing server overhead. Also, when playout functionality is deployed to the cloud, the compression and OTT packaging and origin functionality (in addition to the capability to distribute over traditional broadcast distribution networks) associated with the playout will necessarily also need to be deployed in the cloud.

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

•
Outsourcing of Video Infrastructure Functionality. We believe there is industry momentum for shifting virtualized and unified video processing infrastructure from broadcast center or production facilities to third party SaaS offerings hosted on public cloud infrastructure. We believe this transition enables media companies and new OTT entrants to more rapidly adapt to market dynamics, utilize A/B testing methodologies to optimize service offerings and expand within and beyond core markets.

Cable Access Business
Industry Challenges
Cable operators continue to face challenges from the rapid growth of demand for broadband bandwidth in their networks, driven primarily by:

•	more users with more connected devices and applications;

•	bundled digital video, voice and high speed data services; and

•	bandwidth-intensive VOD and OTT streaming video services, and cloud applications.
In addition, the operation of network infrastructure is space, power and personnel intensive. Hardware-centric networks can also be expensive to update or replace. To remain competitive, especially in the face of heightened competition from non-cable service providers such as telcos to deliver gigabit data rates, cable operators need to significantly upgrade existing equipment and network technologies.
Technology Trends

•	DOCSIS 3.1. We believe the cable industry will continue to deploy the DOCSIS 3.1 standard, which enables high bandwidth data transfer over existing broadband infrastructure.

•
Virtualization. We believe cable operators are moving toward more software-driven architectures. Virtualized software solutions that are decoupled from underlying hardware and run on commercial off-the-shelf (COTS) servers and/or cloud architectures allow for significantly increased efficiencies, upgradability, configuration flexibility, service agility and scalability not feasible with hardware-centric approaches. We believe a software-based cable access solution can significantly reduce cable headend costs, especially costs related to physical space and power consumption, and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.

•
Distributed Access Architecture. In addition to centralized cable access solutions, we believe there is growing interest in distributed Remote PHY solutions, particularly in competitive gigabit service markets where cable operators are competing with fiber-to-the-home (FTTH) services and are extending fiber networks deeper into their access networks. A Remote PHY architecture coupled with a software-based cable access solution running on COTS servers at a headend, and the distribution of Remote PHY nodes closer to end users, alleviates the power and space requirements of centralized systems at headend sites due to the fact that the RF processing is distributed into the field outside of the headend. We believe this distributed architecture will enable service providers to efficiently scale to support data and IP video growth.

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
Cloud media processing. An increasing number of service providers and media professionals are looking to cloud-based architectures for their media processing workflows, which is a fundamental shift from traditional, hardware-based approaches. We have addressed, and continue to address, this changing landscape with our VOS Cluster software application, which transforms traditional video processing and delivery architectures into a fully integrated set of cloud-native functions and enables ease of migration between data center computing, public clouds and private clouds, thereby accelerating the time to

Table of Content

market for new broadcast and OTT services. Our VOS360 offering provides these same capabilities in a public cloud environment, and maintenance operations of the VOS Cluster are the responsibility of Harmonic.
Broadcast and OTT encoders.  Our high-performance encoders compress video, audio and data channels to low bit rates while maintaining high video quality. Our latest software-based Electra encoders can deliver video in multiple formats, including standard, HD and Ultra HD, and in any video compression standard, including MPEG-2, MPEG-4 AVC and HEVC. This capability allows the encoders to converge workflows targeted for all forms of video delivery, whether broadcast, cable, satellite, IPTV or OTT. Today’s Electra and VOS solutions all leverage the same Harmonic PURE Compression Engine, a software-based technology that incorporates many of the encoding algorithm and processing techniques developed by Harmonic over the past two decades. The benefits of the PURE Compression Engine include a faster rate of video quality innovation, the ability to dynamically balance workflow efficiency and resource utilization, and improved investment protection. Our EyeQ real-time content-aware encoding solution is an optional enhancement for systems featuring PURE Compression. The EyeQ compression solution leverages the mechanics of the human eye to assess video quality and optimize encoding parameters in real time. Our VOS Cluster software application supports a subset of broadcast and OTT encoding functionality.
Contribution encoders.  Our ViBE contribution encoders provide broadcasters with video compression solutions for real-time news gathering, live sports coverage and other remote events, and enable our customers to deliver these feeds to their studios for further processing. Our latest models can encode HD and Ultra HD video signals in HEVC or AVC 4:2:2 10-bit resolution, enabling the transmission of very high-quality video with very low latency.
High-density transcoders and stream processing.  We offer high-density, real-time transcoding of video for broadcast and OTT delivery with our Electra XT Xtream transcoder. This modular and scalable platform is designed to cost effectively transcode any incoming audio and video signal at a “good enough” video quality. Our latest ProStream X and ProStream XVM real-time stream processing systems are software-based and provide high-performance, high-throughput processing for mission-critical IP video delivery applications, including multiplexing, scrambling, splicing and blackout switching. Our VOS Software Cluster software application supports stream processing.
Multiscreen delivery.  Our VOS Cluster software application enables the packaging and delivery of high-quality OTT services, including live streaming, VOD, catch-up TV, start-over TV, nDVR and cDVR services through hypertext transfer protocol (HTTP) streaming to any device. Capabilities include real-time and file-based transcoding, stream packaging, and multiscreen workflow management, as well as support for digital rights management (DRM) processes with a number of DRM partners. Our VOS Cluster application ingests transcoded, segmented and encrypted output from Electra systems to provide high-volume live adaptive bitrate streaming and the delivery of time-shifted services.
Decoders and descramblers. Our family of ProView integrated receivers-decoder (IRD) products allows service providers to acquire content delivered via satellite, IP or terrestrial networks for distribution to their subscribers. These products, including the ProView 7100 and ProView 8100 series, are used by broadcasters to decode signals backhauled from live news and sporting events in contribution applications, as well as by content owners looking to distribute their content in a controlled manner to a large base of video service providers. Our VOS Cluster software applications support a subset of these decoding and descrambling capabilities.
Video servers.  Our video playout solutions, including media orchestration software, are based on scalable video servers used by broadcast and media companies to create and playout television channels. Our Spectrum family of video server systems are used by broadcast and media companies to create play-to-air television channels. Our customers typically use these video server products to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are then stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played-to-air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel. Our Spectrum servers support SD, HD and Ultra HD programming, as well as many different media formats. Our Polaris media orchestration software solutions work with our Spectrum products and provide our customers with playout management and control tools for channel-in-a-box and integrated channel playout applications. Our VOS Cluster software application supports a subset of these video server functionalities.
Video-optimized Storage
MediaGrid. Our MediaGrid shared storage system is a scale-out, network-attached storage system with a built-in media file system optimized for media production workflows. Architected as a clustered storage system with a distributed file system, MediaGrid provides highly scalable storage capacity and access bandwidth to support demanding media production applications, such as video editing, content transformation and media library management. In addition, MediaGrid systems are increasingly being employed for VOD, time-shifted television services and OTT adaptive bitrate streaming. Our VOS Cluster

Table of Content

software application relies on external infrastructure for storage, and is compatible with MediaGrid video-optimized storage when deployed into a customer’s traditional data center environment.
Unified Video Playout and Processing SaaS
Cloud-native SaaS solutions. Our VOS360 SaaS solution provides the functionality of our VOS Cluster in public cloud environments and is designed to be deployable in any public cloud infrastructure. With the VOS360 service, the maintenance operations of the VOS Cluster are the responsibility of Harmonic.
Cable Access Products and Solutions
Software-Based Cable Access Solution. As demand continues to rapidly grow for high-speed broadband services such as OTT streaming, VOD, time-shift TV and cloud DVR, we believe we can help cable operators take advantage of this opportunity with our CableOS software-based cable access solution, an end-to-end cable access solution that we believe delivers unprecedented scalability, agility and cost savings. Our CableOS solution enables the migration to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our solution resolves space and power constraints in the headend and hub, eliminates dependence on hardware upgrade cycles, and reduces total cost of ownership. Our CableOS solution can be deployed based on a centralized, distributed Remote PHY or hybrid architecture.
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
Since we historically have not addressed the CMTS market and 2018 was our first year of generating revenues in this new market, we believe that our CableOS solution, which includes a software-based CMTS, will have an opportunity to be sold into a significantly larger and growing market, with growth driven by virtualization and the distributed Remote PHY architecture.
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
Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, listed alphabetically, based, in part, on revenue during 2018.

United States	International
AT&T	Arquiva
Buckeye Cable	Bell TV
Charter Communications	Groupe Canal+
Comcast	Netorium
Cox Communications	SCSK Corp.
DigitalGlue	Sky Italia
Dish Network	Sky Perfect JSAT Corp.
GatesAir	Sony
Heartland Video Systems	Telecom Argentina
Turner Broadcasting	Vodafone

Table of Content

Sales to our 10 largest customers in 2018, 2017 and 2016 accounted for approximately 37%, 24% and 28% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2018, Comcast accounted for 15% of our net revenue. During 2017 and 2016, no single customer accounted for more than 10% of our net revenue. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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
Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a majority, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2019. We do not generally maintain long-term agreements with any of our contract manufacturers.
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
Intellectual Property
As of December 31, 2018, we held 81 issued U.S. patents and 53 issued foreign patents and had 91 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others

Table of Content

will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of unfilled firm purchase orders by our customers which have not been completed. Approximately 82% of our backlog is projected to be converted to revenue within a rolling one-year period. As of December 31, 2018 and 2017, we had backlog, including deferred revenue, of $186.4 million and $224.4 million, respectively. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in spending by our customers or changes in specific customer requirements. In addition, due to annual budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
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
Large integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, with which we have historically competed in our Video business segment, announced sale and divestiture transactions in the last several months that impacted these companies’ video businesses: Arris announced a definitive agreement to be acquired by CommScope; Cisco Systems sold its video solutions group (now called Synamedia) to Permira, a private equity firm; and Ericsson completed the sale of a majority stake in its MediaKind video technology business to One Equity Partners, a private equity firm. In certain product lines, our competitors include companies such as ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. In the OTT market, our competitors include end-to-end online video platforms such as Brightcove and Verizon Digital Media Services, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services.

Our competitors in our Cable Access business include Arris, Casa Systems, Cisco Systems and Huawei Technologies.

Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2018, 2017 and 2016 were approximately $89.2 million, $96.0 million and $98.4 million, respectively. Research and development expenses as a percentage of revenue in 2018, 2017 and 2016 were approximately 22.1%, 26.8% and 24.2%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon and New Jersey), France, Israel and Hong Kong. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and in India.

Table of Content

Our research and development program is primarily focused on developing new products and systems, and adding new features and other improvements to existing products and systems. Our development strategy is to identify features, products and systems, in both software and hardware solutions, that are, or are expected to be, needed by our customers. For our Video business segment, our current research and development efforts are focused on next-generation video processing and delivery across different deployment environments, particularly cloud-native and SaaS delivery models, and enhanced video compression, video quality, and multiscreen solutions. We also devote significant resources to production and playout and distribution solutions. With respect to our Cable Access business segment, our major research and development efforts are focused on cable access solutions for both video and data, particularly the ongoing development of our centralized and distributed CableOS software-based cable access solutions.
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
Employees
As of December 31, 2018, we employed a total of 1,162 full time employees, including 425 in research and development, 190 in sales, 293 in service and support, 57 in operations, 78 in marketing (corporate and product) and 119 in a general and administrative capacity. Of those employees, 375 were located in the U.S. and 787 employees were located in foreign countries in South America, the Middle East, Europe, Asia and Canada. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in France are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Table of Content

Available Information

Harmonic makes available free of charge, on the Harmonic web site, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (via link to the SEC website, which itself is available at http://www.sec.gov), and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Harmonic files such material with, or furnishes such material to, the Securities and Exchange Commission. The address of the Harmonic web site is http://www.harmonicinc.com. Except as expressly set forth in this Form 10-K, the contents of our web site are not incorporated into, or otherwise to be regarded as part of, this report.

Table of Content

Item 1A.	RISK FACTORS
We depend on cable, satellite and telco, and broadcast and media industry spending for our revenue and any material decrease or delay in spending in any of these industries would negatively impact our operating results, financial condition and cash flows.

Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, in recent years, streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:

• the impact of general economic conditions, actual and projected;

• access to financing;

• annual budget cycles of customers in each of the industries we serve;

• the impact of industry consolidation;

• customers suspending or reducing spending in anticipation of: (i) new video or cable industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions, and (iii) new products, such as products and services based on our VOS software platform or our CableOS software-based cable access solution;

• delayed or reduced spending as customers transition to or contemplate adopting new business and operating models enabled by software- and cloud-based solutions, including software-as-a-service (SaaS) unified video processing solutions;

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

In the past, specific factors contributing to reduced spending have included:

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

Table of Content

• bankruptcies and financial restructuring of major customers.

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S., Europe or other key markets, deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.

In addition, industry consolidation has in the past constrained, and may in the future constrain or delay, spending by our customers. Further, if our product portfolio and product development plans do not position us well to capture an increased portion of the spending of customers in the markets on which we focus, our revenue may decline.

As a result of these various factors and potential issues related to customer spending, we may not be able to maintain or increase our revenue in the future, and our operating results, financial condition and cash flows could be materially and adversely affected.

The markets in which we operate are intensely competitive.

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past.

Large integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, with which we have historically competed in our Video business segment, announced sale and divestiture transactions in the last several months that impacted these companies’ video businesses: Arris announced a definitive agreement to be acquired by CommScope; Cisco Systems sold its video solutions group (now called Synamedia) to Permira, a private equity firm; and Ericsson completed the sale of a majority stake in its MediaKind video technology business to One Equity Partners, a private equity firm. In certain product lines, our competitors include companies such as ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. In the OTT market, our competitors include end-to-end online video platforms such as Brightcove and Verizon Digital Media Services, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services. Our competitors in our Cable Access business include Arris, Casa Systems, Cisco Systems and Huawei Technologies.

A number of our principal business competitors in both of our business segments are substantially larger and/or may have access to greater financial, technical, marketing and other resources than we have. Consolidation in the Video industry has led to the acquisition of a number of our historic competitors over the last several years by substantially larger companies and private equity firms. With respect to our Cable Access business, our competitors are also substantially larger than us, and the pending acquisition of Arris by CommScope will create a significantly larger combined business.

In addition, some of our larger competitors have more long-standing and established relationships with domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

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

Table of Content

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

We continue to focus our development efforts on key product solutions in our Video and Cable Access businesses. Our VOS solution is a software-based, cloud-enabled platform that unifies the entire media processing chain, from ingest to delivery. We have launched a number of VOS-based product solutions and services, including our VOS Cluster and VOS360 SaaS solutions, and continue to develop and expand the capabilities of our VOS software platform. In our Cable Access business, we have launched and continue to develop our CableOS software-based cable access solutions.

Many of these products and initiatives are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market, as well as to general technology trends that we believe will significantly impact our industry. The success of these significant and costly development efforts will be predicated, for certain products and initiatives, on the timing of market adoption of the new standards on which the resulting products are based, and for other products, the timing of customer adoption of our products and solutions, as well as our ability to timely develop the features and capabilities of our products and solutions. If new standards or some of our new products are adopted later than we predict or not adopted at all, or if adoption occurs earlier than we are able to deliver the applicable products or functionality, we risk spending significant research and development time and dollars on products or features that may never achieve market acceptance or that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.

If we fail to develop and market new and enhanced products on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.

Our software-based cable access product initiatives expose us to certain technology transition risks that may adversely impact our operating results, financial condition and cash flows.

We believe our CableOS software-based cable access solutions, supporting centralized, distributed Remote PHY or

Table of Content

hybrid configurations, will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. If we are unsuccessful in developing and deploying our cable access solutions in a timely manner, or are otherwise delayed in making our solutions available to our customers, our business may be adversely impacted, particularly if our competitors develop and market similar products and solutions before we do.

We believe software-based cable access solutions will, over time, replace and make obsolete current CMTS solutions, which is a market our products have historically not addressed, as well as cable edge-QAM products. If demand for our software-based cable access solutions is weaker than expected, , our near and long-term operating results, financial condition and cash flows could be adversely impacted. Further, in September 2016 we granted Comcast a warrant (the “Warrant”) to purchase shares of our common stock to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based cable access solution. If Comcast deploys our CableOS solution in its networks more slowly than we anticipate or at a scale below our expectations, we may be unable to fully realize the anticipated benefits of our relationship with Comcast and our business and operating results, financial condition and cash flows could be materially and adversely affected. Moreover, if competitors adapt new cable industry technology standards into competing cable access solutions faster than we do, or promulgate a new or competitive architecture for next-generation cable access solutions that renders our CableOS solution obsolete, our business may be adversely impacted.

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

• the adoption of our cable access solutions;

• fiber to the premises, or FTTP, networks designed to facilitate the delivery of video services by telcos;

• the greater use of protocols such as IP;

• the further adoption of bandwidth-optimization techniques, such as DOCSIS 3.0 and DOCSIS 3.1 and associated specifications; and

• the introduction of new consumer devices, such as advanced set-top boxes, cloud DVRs, connected TVs, tablet computers, and a variety of smart phone mobile devices.

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

Table of Content

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

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2018, 2017 and 2016 represented approximately 55%, 63% and 58% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Table of Content

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

• changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers, including those imposed by the U.S. against China;

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

Most of our international revenue is denominated in U.S. dollars, and fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country or region, leading to a reduction in revenue or profitability from sales in that country or region. The potential negative impact of a strong U.S. dollar on our business may be exacerbated by the significant devaluation of a number of foreign currencies. Also, if the U.S. dollar were to weaken against many foreign currencies, there can be no assurance that a weaker dollar would lead to growth in customer spending in foreign markets.

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

Table of Content

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on two suppliers for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products. In addition, our financial results may be impacted by tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain. If any such tariffs are imposed on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, financial condition and operating results.

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

Plexus Services Corp., which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our French and Israeli operations are outsourced to another third-party manufacturer in France and Israel, respectively. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2019.

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

Table of Content

The loss of one or more of our key customers, a failure to continue diversifying our customer base, or a decrease in the number of larger transactions could harm our business and our operating results.

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the fiscal years ended December 31, 2018, 2017 and 2016 accounted for approximately 37%, 24% and 28% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the fiscal year ended December 31, 2018, Comcast accounted for 15% of our net revenue. In the fiscal year ended December 31, 2017 and 2016, no single customer accounted for more than 10% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast Cable does not continue to increase its deployment of our products and solutions in connection with the Warrant we issued to them in September 2016, or does so more slowly or at a scale that is lower than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

Table of Content

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

Table of Content

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

As of December 31, 2018, we had approximately $241 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of December 31, 2018, we had 787 employees in our international operations, representing approximately 68% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

Table of Content

including limitations on the availability of visas. Changes in U.S. laws or regulations affecting the availability of visas may adversely affect our ability to hire or retain key personnel and as a result may impair our operations.

We face risks associated with having facilities and employees located in Israel.

As of December 31, 2018, we maintained facilities in Israel with a total of 168 employees, or approximately 14% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 11% of those employees were called for active military duty in 2018. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

• the level and timing of spending of our customers in the U.S., Europe and in other markets;

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

• our transition to a SaaS subscription model for our Video business, which may cause near-term declines in revenue;

• the timing of completion of our customers’ projects;

• the length of each customer product upgrade cycle and the volume of purchases during the cycle;

• competitive market conditions, including pricing actions by our competitors;

• the level and mix of our domestic and international revenue;

• new product introductions by our competitors or by us;

Table of Content

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the U.S., is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $0.9 million and $9.0 million in 2018 and 2017, respectively, against our U.S. net deferred tax assets. The increases in valuation allowance in 2018 and 2017 were offset partially by the valuation allowance release of $1.5 million and $5.8 million, respectively. The releases of valuation allowance were associated with our foreign subsidiaries and a one-time benefit in 2017 of $2.6 million relating to the refund of alternative minimum tax credit carryforwards related to the TCJA.

Table of Content

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

The United States recently passed a comprehensive tax reform bill that could adversely affect our financial performance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, eliminating the corporate alternative minimum tax, or AMT, and a requirement to pay a minimum tax on foreign earnings for tax years beginning after December 31, 2017. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

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

Table of Content

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

At December 31, 2018, we held 81 issued U.S. patents and 53 issued foreign patents, and had 91 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Table of Content

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

Table of Content

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

We believe that our existing cash of approximately $66 million at December 31, 2018 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Cyber criminals and hackers may attempt to penetrate our network security, misappropriate our proprietary information or cause business interruptions. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we have faced compromises to our network security. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, data protection breaches, computer viruses, denial-of-service attacks and similar disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:

• our intellectual property and other proprietary data, or financial assets, could be stolen;

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

Table of Content

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

Changes in telecommunications legislation and regulations in the U.S. and other countries could affect our sales and the revenue we are able to derive from our products. In particular, on December 14, 2017, the U.S. Federal Communications Commission (FCC) voted to repeal the “net neutrality” rules and return to a “light-touch” regulatory framework. The FCC’s new rules, which took effect in June 2018, granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules, which appeals are currently being reviewed by the D.C. Circuit Court of Appeals; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. Additionally, on September

Table of Content

30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. The repeal of the net neutrality rules or other regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.

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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), as amended, which superseded nearly all existing revenue recognition guidance. We adopted the new revenue standard in our first quarter of 2018 using a modified retrospective approach. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to amend the existing accounting standard for lease accounting. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. (See Note 2, “Summary of Significant Accounting Policies” for additional information.)

Table of Content

We are implementing a new enterprise resource planning system, and if this new system proves ineffective or if we experience issues with the transition, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.

We are implementing a new enterprise resource planning, or ERP system. Our ERP system is critical to our ability to accurately maintain books and records and to prepare our financial statements. The transition to our new ERP system may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the implementation. Such disruptions could impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice, and collect from our customers. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this conversion, general use of such system, other periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our ERP system or other related systems and infrastructure, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting, and our business, operating results and financial condition could be adversely affected.

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

In December 2015, we issued $128.3 million in aggregate principal amount of 4.0% convertible senior notes due 2020 (the “Notes”) through a private placement with a financial institution. The Notes bear interest at 4.0% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Table of Content

Item 2.	PROPERTIES
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the U.S. and various locations in Europe and Asia. Our leases, which expire at various dates through June 2028, are for an aggregate of approximately 388,000 square feet of space, (this excludes 49,000 square feet of space that is vacant and available for sublease). Our San Jose lease, which expires in August 2020, is for approximately 143,000 square feet of such space. We have two business segments: Video and Cable Access. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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

Table of Content

Item 4.	MINE SAFETY DISCLOSURE
Not applicable.

Table of Content

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information of our Common Stock
Our common stock is traded on The NASDAQ Global Select Market under the symbol HLIT, and has been listed on NASDAQ since our initial public offering in 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on The NASDAQ Global Select Market:

	2018		2017
	Sales Price		Sales Price
Quarter ended	High	Low	High	Low
First quarter	$4.20	$2.95	$6.10	$4.90
Second quarter	4.45	3.40	6.00	4.90
Third quarter	5.55	4.15	5.35	2.80
Fourth quarter	6.16	4.57	4.55	2.85
Holders
As of February 22, 2019, there were approximately 347 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Repurchases of Equity Securities by the Issuer
There were no stock repurchases during the year ended December 31, 2018. Our stock repurchase program expired on December 31, 2016. Further stock repurchases would require authorization from the Board.
Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2018.

Table of Content

Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2013 and ending on December 31, 2018. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2013, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/13	12/14	12/15	12/16	12/17	12/18
Harmonic Inc.	100.00	94.99	55.15	67.75	56.91	63.96
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Telecom	100.00	102.75	100.20	106.61	130.48	130.76

Table of Content

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
The selected financial data set forth below as of December 31, 2018 and 2017, and for the fiscal years ended December 31, 2018, 2017 and 2016, are derived from our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2016, 2015 and 2014, and for the fiscal years ended December 31, 2015 and 2014 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.
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

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Net revenue	$403,558	$358,246	$405,911	$377,027	$433,557
Cost of revenue	194,349	188,426	205,161	174,315	221,209
Gross profit	209,209	169,820	200,750	202,712	212,348
Operating expenses:
Research and development	89,163	95,978	98,401	87,545	93,061
Selling, general and administrative	118,952	136,270	144,381	120,960	131,322
Amortization of intangibles	3,187	3,142	10,402	5,783	6,775
Restructuring and related charges	2,918	5,307	14,602	1,372	2,761
Total operating expenses	214,220	240,697	267,786	215,660	233,919
Loss from operations	(5,011)	(70,877)	(67,036)	(12,948)	(21,571)
Interest income (expense), net	(11,401)	(11,078)	(10,628)	(333)	132
Other expense, net	(536)	(2,222)	(31)	(282)	(356)
Loss on impairment of long-term investments	—	(530)	(2,735)	(2,505)	—
Loss from continuing operations before income taxes	(16,948)	(84,707)	(80,430)	(16,068)	(21,795)
Provision for (benefit from) income taxes	4,087	(1,752)	(8,116)	(407)	24,453
Loss from continuing operations	$(21,035)	$(82,955)	$(72,314)	$(15,661)	$(46,248)
Net loss per share from continuing operations:
Basic and diluted	$(0.25)	$(1.02)	$(0.93)	$(0.18)	$(0.50)
Shares used in per share calculations:
Basic and diluted	85,615	80,974	77,705	87,514	92,508
	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$65,989	$57,024	$62,558	$152,794	$104,879
Working capital	$60,297	$29,686	$71,938	$201,250	$142,754
Total assets	$510,835	$508,059	$554,069	$524,957	$480,518
Convertible notes, long-term	$114,808	$108,748	$103,259	$98,295	$—
Total stockholders’ equity	$228,250	$218,343	$270,641	$328,168	$371,813

Table of Content

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Business Overview
We are a leading global provider of (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and OTT video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) cable access solutions that enable cable operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services to consumers’ homes.
We do business in three geographic regions: the Americas, EMEA and APAC and operate in two segments, Video and Cable Access. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telecommunications (“telco”) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Cable Access business sells cable access solutions and related services, including our CableOS software-based cable access solution, primarily to cable operators globally.
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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers in 2018, 2017 and 2016 accounted for approximately 37%, 24% and 28% of our revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2018, Comcast accounted for 15% of our net revenue. During 2017 and 2016, no single customer accounted for more than 10% of our net revenue. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue increased $45.3 million, or 13% in 2018, compared to 2017, primarily due to an increase in our Cable Access segment revenue of $52.1 million, partially offset by decrease in our Video segment revenue of $5.6 million. The increase in our Cable Access segment revenue in 2018 was primarily due to an increase in sales of CableOS related hardware, software and support services. The decrease in our Video segment revenue in 2018 was primarily due to a shift in product mix to software-based products.
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
Our Cable Access strategy is to continue to deliver software-based cable access technologies, which we refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based cable access solutions are superior to hardware-based systems and delivers unprecedented scalability, agility and cost savings for our customers. Our

Table of Content

CableOS solutions, which can be deployed based on a centralized, distributed Remote PHY or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our CableOS solutions resolve space and power constraints in the headend and hub, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and will help us become a major player in the cable access market. In the meantime, we believe our Cable Access segment is gaining momentum in the marketplace as our customers have begun to adopt new virtualized DOCSIS 3.1 CMTS solutions and distributed access architectures. While we are in the early stages of field trials and deployments and may experience near-term challenges, we continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements since our first CableOS shipments in the fourth quarter of 2016.

To support our Cable Access strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast a Warrant to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS solutions. Pursuant to the Warrant, Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. Because the Warrant is considered an incentive for Comcast to purchase certain of the Company’s products, the value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 16, “Warrants,” of the Notes to our Consolidated Financial Statements for additional information).
As the timing of our customers' investment decisions can be uncertain, we have implemented restructuring plans to better align the Company's resources and strategic goals. We continue to focus on expense controls on a company-wide basis. (See Note 10, “Restructuring and Related Charges” of the Notes to our Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of December 31, 2018 was $66.0 million, and we generated $12.3 million of cash from operations during the fiscal year ended December 31, 2018. We also entered into a $15 million line of credit with Silicon Valley Bank in September 2017 which has not been used to withdraw any cash till date. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.
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
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not restated and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“Topic 605”). (See Note 2 “Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements” for additional information.)

Table of Content

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
In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The two-step impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies.

During the fourth quarter of 2018, we performed goodwill impairment testing for our two reporting units as part of our annual goodwill impairment test and concluded that goodwill was not impaired. We have not recorded any impairment charges related to goodwill for any prior periods.
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

Table of Content

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
Accounting for Income Taxes
In preparing our financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax expense and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet.
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
Prior to January 1, 2017, stock-based compensation expense was recorded net of estimated forfeitures and, accordingly, was recorded for only those stock-based awards that we expected to vest. Upon the adoption of Accounting Standard Update No. 2016-09, Compensation - Stock Compensation (Topic 718) issued by the Financial Accounting Standards Board, our accounting policy was changed to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit). The implementation of this accounting standard update has no impact to our statement of cash flows

Table of Content

because we do not have any excess tax benefits from share-based compensation as our tax provision is primarily under full valuation allowance. No prior periods were recast as a result of this change in accounting policy.
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
If factors change and we employ different assumptions to determine the fair value of our stock-based compensation awards granted in future periods, the compensation expense may differ significantly from what we have recorded in the current period.
See Note 12, “Employee Benefit Plans and Stock-based Compensation,” of the notes to our Consolidated Financial Statements for additional information.

Results of Operations
Net Revenue
The following table presents the breakdown of net revenue by geographical region (in thousands, except percentages):

	Year ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Americas	$218,900	$171,736	$207,249	$47,164	27%	$(35,513)	(17)%
EMEA	107,074	117,129	126,752	(10,055)	(9)%	(9,623)	(8)%
APAC	77,584	69,381	71,910	8,203	12%	(2,529)	(4)%
Total net revenue	$403,558	$358,246	$405,911	$45,312	13%	$(47,665)	(12)%

Regional revenue as a % of total net revenue:
Americas	54%	48%	51%
EMEA	27%	33%	31%
APAC	19%	19%	18%
Fiscal 2018 compared to Fiscal 2017
Net revenue in the Americas increased $47.2 million, or 27% in 2018, compared to 2017, primarily due to an increase in revenue from sale of CableOS products and services.
EMEA net revenue decreased $10.1 million, or 9% in 2018, compared to 2017, primarily due to lower cable access volumes in the region and lower video product volumes as a result of soft demand for our traditional linear broadcast products, which was partially offset by increased volumes of OTT-related products as customers transition to OTT.
APAC net revenue increased $8.2 million, or 12% in 2018 compared to 2017, primarily due to improved demand from our service provider and broadcast and media customers for our video products and services.
Fiscal 2017 compared to Fiscal 2016
Net revenue in the Americas decreased $35.5 million, or 17%, in 2017 compared to 2016, primarily due to decreased demand for our video products as customers transition investment from traditional linear broadcast video products to our new OTT and SaaS solutions, which are being used to stream premium video content to mobile devices, computers and smart TVs, including large screen Ultra HD TVs.
EMEA net revenue decreased $9.6 million, or 8%, in 2017 compared to 2016, primarily due to the aforementioned shift from traditional broadcast Pay-TV products to OTT technologies and SaaS subscriptions, partially offset by an increase in Cable Access segment revenue as a result of increased customer demand for our new CableOS solution, compared to 2016.

Table of Content

APAC net revenue decreased $2.5 million, or 4% in 2017 compared to 2016, primarily due to timing of customer investments in video infrastructure as well as the negative impact from the technology shift in both segments.
Gross Profit
The following presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) (in thousands, except percentages):

	Year ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Gross profit	$209,209	$169,820	$200,750	$39,389	23%	$(30,930)	(15)%
As a percentage of net revenue (“gross margin”)	51.8%	47.4%	49.5%	4.4%		(2.1)%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Gross margin increased 4.4% in 2018, as compared to 2017, primarily due to more favorable margins generated in our Cable Access segment due to increased CableOS activity. Our Video segment gross margin also improved marginally, primarily due to a favorable product mix.
Gross margin decreased 2.1% in 2017, as compared to 2016, primarily due to an unfavorable product mix, including transition from our traditional linear broadcast products to our new SaaS solutions, as well as lower service margins due to increased CableOS field trial activities and new production introduction costs, higher under-absorbed factory overhead costs, primarily driven by lower revenue and purchase levels year over year. In 2017, we recorded an inventory obsolescence charge of approximately $3.7 million for our legacy Cable Access product lines, compared to $4.0 million in 2016.
Research and Development
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The following table presents the research and development expenses and the expenses as a percentage of net revenue (in thousands, except percentages):

	Year ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Research and development	$89,163	$95,978	$98,401	$(6,815)	(7)%	$(2,423)	(2)%
As a percentage of net revenue	22.1%	26.8%	24.2%

The $6.8 million, or 7%, decrease in research and development expenses in 2018 compared to 2017 was primarily due to lower employee compensation costs due to headcount reductions, lower utilization of third-party engineering services as the Company continues the process of transforming its research and development activities from capital intensive hardware development to predominantly software development and lower travel and other discretionary costs due to vigilant cost management throughout the Company. The decrease in research and development expenses was partially offset by $6.0 million in reimbursements of engineering spending by one of our large customers which ended in 2017 and higher incentive compensation associated with the Company’s performance. The research and development expense in 2018 was net of $5.9 million of French R&D tax credits.
The $2.4 million, or 2%, decrease in research and development expenses in 2017 compared to 2016 was primarily due to lower project material and outside consulting spending due to the completion of certain research and development projects in early 2017, lower employee compensation costs due to headcount reduction, and lower outside engineering services due to cost reduction efforts. The research and development expenses in each of 2017 and 2016 were net of $6.0 million in reimbursements of engineering spending in each of the year by one of our large customers, as well as $5.9 million and $6.1 million of French R&D tax credits, respectively.

Table of Content

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
Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expense as a percentage of net revenue (in thousands, except percentages):

	Year ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Selling, general and administrative	$118,952	$136,270	$144,381	$(17,318)	(13)%	$(8,111)	(6)%
As a percentage of net revenue	29.5%	38.0%	35.6%
The $17.3 million, or 13%, decrease in selling, general and administrative expenses in 2018 compared to 2017 was primarily due to lower employee compensation costs due to headcount reductions, higher legal and settlement charges recorded during 2017 related to Avid litigation, and lower travel and other discretionary costs due to vigilant cost management throughout the Company. This decrease was partially offset by higher incentive compensation associated with the Company’s performance.
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
Segment Financial Results
The following table provides summary financial information by reportable segment (in thousands, except percentages):

	Year ended December 31,
	2018 (2)	2017 (1)	2016	2018 vs. 2017		2017 vs. 2016
Video
Revenue	$313,828	$319,473	$351,489	$(5,645)	(2)%	$(32,016)	(9)%
Gross profit	178,170	173,414	194,044	4,756	3%	(20,630)	(11)%
Operating income (loss)	26,170	(2,024)	11,963	28,194	(1,393)%	(13,987)	(117)%
Segment revenue as % of total segment revenue	77.5%	89.2%	86.6%	(11.7)%		2.6%
Gross margin %	56.8%	54.3%	55.2%	2.5%		(0.9)%
Operating margin %	8.3%	(0.6)%	3.4%	8.9%		(4.0)%
Cable Access
Revenue	$90,908	$38,773	$54,422	$52,135	134%	$(15,649)	(29)%
Gross profit	40,207	8,892	21,174	31,315	352%	(12,282)	(58)%
Operating loss	(578)	(23,154)	(12,131)	22,576	(98)%	(11,023)	91%
Segment revenue as % of total segment revenue	22.5%	10.8%	13.4%	11.7%		(2.6)%
Gross margin %	44.2%	22.9%	38.9%	21.3%		(16.0)%
Operating margin %	(0.6)%	(59.7)%	(22.3)%	59.1%		(37.4)%
Total
Segment Revenue	$404,736	$358,246	$405,911	$46,490	13%	$(47,665)	(12)%
Gross profit	218,377	182,306	215,218	36,071	20%	(32,912)	(15)%
Operating income (loss)	25,592	(25,178)	(168)	50,770	(202)%	(25,010)	14,887%

Table of Content

A reconciliation of our consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Year ended December 31,
	2018 (2)	2017 (1)	2016
Total segment operating income (loss)	$25,592	$(25,178)	$(168)
Amortization of warrants (2)	(1,178)	—	—
Unallocated corporate expenses	(3,769)	(20,767)	(38,972)
Stock-based compensation	(17,289)	(16,610)	(13,060)
Amortization of intangibles	(8,367)	(8,322)	(14,836)
Consolidated loss from operations	(5,011)	(70,877)	(67,036)
Non-operating expense, net	(11,937)	(13,830)	(13,394)
Loss before income taxes	$(16,948)	$(84,707)	$(80,430)

(1) We have historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between our Video and Cable Access segments. Beginning in the fourth quarter of 2017, we have prospectively changed to a more precise attribution methodology as the activities of selling and supporting our CableOS solution have become increasingly distinct from those of our Video solutions. The impact of making this change for the year ended December 31, 2017 compared to our historical approach was an increase in operating loss of $5.9 million from the Video segment and a corresponding decrease in operating loss of the Cable Access segment. We believe that the updated allocation methodology provides greater clarity regarding the operating metrics of the Video and Cable Access business segments.
(2) Our segment revenue for 2018 is not net of amortization of Comcast warrants, which primarily relate to our Cable Access segment. After netting the amortization of warrants from the segment revenue for Cable Access, our revenue for Cable Access segment for the year ended December 31, 2018 was $89,730 thousand and our total revenue for the year ended December 31, 2018 was $403,558 thousand.

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
Video
Our Video segment net revenue decreased $5.6 million, or 2% in 2018, compared to 2017, due to a decrease of $4.4 million in Video service revenue and a decrease of $1.2 million in Video product revenue. The decrease in our Video service revenue in 2018 was primarily due to reduced activity in connection with SaaS deployments. The decrease in our Video product revenue was primarily due to decreased demand for our traditional linear broadcast products as customers transition to our new OTT and SaaS solutions. Video segment operating margin increased 8.9% in 2018, compared to 2017, primarily due to better margins as a result of a more favorable product mix, lower operating expenses due to headcount reductions and lower other discretionary costs due to vigilant cost management throughout the Company. The increase in Video segment margin was partially offset by a decrease due to the change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017.
Our Video segment net revenue decreased $32.0 million, or 9%, in 2017 compared to 2016, due to a $39.9 million decrease in video product revenue, offset in part by a $7.9 million increase in video service revenue. The decrease in our Video segment net revenue in 2017 reflects our customers’ transition from our traditional linear broadcast products to our new OTT technologies and SaaS solutions, partially offset by higher revenue due to the inclusion of two additional months of TVN post-acquisition revenue, compared to 2016. Video segment operating margin decreased 4.0% in 2017, compared to 2016, primarily due to decrease in video product revenue which led to higher unabsorbed factory overhead and higher inventory obsolescence charges for our legacy broadcast video inventory, offset partially by a decrease in discretionary operating expenses.

Table of Content

Cable Access
Our Cable Access segment net revenue increased $52.1 million, or 134% in 2018, compared to 2017, primarily due to increase in shipments of hardware, software and services for our CableOS solution. Cable Access segment operating margin increased 59.1% in 2018, compared to 2017, due to higher revenue and related higher margins on sale of both software and professional services. The change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017 also contributed to the increase in Cable Access margins in 2018 as compared to 2017.
Our Cable Access segment net revenue decreased $15.6 million, or 29%, in 2017 compared to 2016, primarily due to continuing lower demand for our legacy EdgeQAM technologies as some of our customers deferred purchases as they plan for a migration to next generation technologies and architectures. Cable Access segment operating margin decreased 37.4% in 2017, compared to 2016, due to the reduced demand for our legacy EdgeQAM products as well as higher service costs related to increased CableOS trial activity and new product introduction costs, as well as higher research and development expenses for CableOS development in 2017.
Amortization of Intangibles
The following table summarizes the amortization of intangibles (in thousands, except percentages):

	Year ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Amortization of intangibles	$3,187	$3,142	$10,402	$45	1%	$(7,260)	(70)%
As a percentage of net revenue	0.8%	0.9%	2.6%
The amortization of intangibles expense in 2018 remained relatively flat compared to 2017.
The decrease in amortization of intangibles expense in 2017, compared to 2016, was primarily due to intangibles for customer relationships and maintenance agreements relating to Omneon acquisition being fully amortized in 2016.
Restructuring and Related Charges
We have implemented several restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense control programs. We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Year ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Cost of revenue	$857	$1,279	$3,400	$(422)	(33)%	$(2,121)	(62)%
Operating expenses-Restructuring and related charges	2,918	5,307	14,602	(2,389)	(45)%	(9,295)	(64)%
Total restructuring and related charges	$3,775	$6,586	$18,002	$(2,811)	(43)%	$(11,416)	(63)%

The $2.8 million decrease in restructuring and related charges in 2018, compared to 2017, was primarily due to higher TVN VDP and severance costs recorded in 2017 related to the Harmonic 2016 and 2017 Restructuring Plans, partially offset by facility exit costs and severance costs recorded under the Harmonic 2018 Restructuring Plan.
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

Table of Content

Interest Expense, Net
Interest expense, net was $11.4 million, $11.1 million and $10.6 million during 2018, 2017 and 2016, respectively. The year-over-year increase in interest expense, net is primarily due to higher amortization of debt discount and issuance costs for the Notes issued in December 2015. See Note 11, “Convertible Notes, Other Debts and Capital Leases,” of the Notes to our Consolidated Financial Statements for additional information.
Other Expense, Net
Other expense, net was $0.5 million, $2.2 million and $31,000 during 2018, 2017 and 2016, respectively. Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekel. The decrease in other expense, net in 2018 compared to 2017 was primarily due to higher foreign exchange losses resulting from the strengthening of the Euro against the U.S. dollars in 2017. See “Foreign Currency Exchange Risk” under Item 7A of this Annual Report on Form 10-K for additional information.
Loss on Impairment of Long-term Investments
In 2014, we acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million. On February 3, 2017, Vislink completed the disposal of its hardware division and changed its name to Pebble Beach Systems (“PBS”).
Since mid-2016, the stock price of PBS, has traded below its cost basis as a result of which we recorded a total of $2.7 million and $0.5 in impairment charges in 2016 and 2017, respectively. We sold this investment for $0.1 million in the third quarter of 2018.

Income Taxes
We reported the following operating results for each of the three years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages):

	Year ended December 31,
	2018	2017	2016
Loss before income taxes	(16,948)	(84,707)	(80,430)
Provision for (benefit from) income taxes	4,087	(1,752)	(8,116)
Effective income tax rate	(24)%	2%	10%
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
In 2018, our effective income tax rate of (24)% differed from the U.S. federal statutory rate of 21% primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, we completed the accounting for transition tax and concluded that it had no tax impact because our cumulative unremitted earnings and profits are negative.
The TCJA also includes a requirement to pay a minimum tax on foreign earnings for tax years beginning after December 31, 2017. An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions as a current period expense or account for the minimum tax in the measurement of deferred tax assets. We elected to treat the minimum tax as a period cost. As such, we did not recognize any deferred taxes related to the minimum tax.

Table of Content

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
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% and further explanation of our provision for taxes, see Note 14, “Income Taxes,” of the notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
As of December 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $66.0 million, net accounts receivable of $81.8 million, our $15 million line of credit with Silicon Valley Bank, described in more detail below, and financing from French government agencies. As of December 31, 2018, we had $128.25 million in convertible senior notes outstanding (“Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $19.9 million at December 31, 2018.
Our cash and cash equivalents of $66.0 million as of December 31, 2018 consisted of bank deposits held throughout the world, of which $48.1 million of the cash and cash equivalents balance was held outside of U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $66.0 million at December 31, 2018 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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

Table of Content

There were no borrowings under the Loan Agreement from the closing of the Loan Agreement through December 31, 2018. As of December 31, 2018, we were in compliance with the covenants under the Loan Agreement.
The table below presents selected cash flow data for the periods presented (in thousands):

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$12,284	$3,064	$438
Net cash used in investing activities	(6,940)	(4,501)	(69,734)
Net cash provided by (used in) financing activities	2,651	895	(152)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(763)	1,879	(415)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,232	$1,337	$(69,863)
Operating Activities
Net cash provided by operating activities increased $9.2 million in 2018 compared to 2017, primarily due to decrease in net loss, offset in part by higher cash being used for our working capital needs.
Net cash provided by operating activities increased $2.6 million in 2017 compared to 2016, primarily due to more cash being generated from net working capital, offset in part by a $1.2 million increase in net loss.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased $2.4 million in 2018 compared to 2017, primarily due to a decrease in proceeds from sales and maturities of investments of $6.8 million, offset by a decrease in purchases of property and equipment of $4.4 million.
Net cash used in investing activities decreased $65.2 million in 2017 compared to 2016, primarily due to the $75.7 million net cash paid for the TVN acquisition in 2016 and less cash used for purchases of property and equipment, offset in part by lesser proceeds from sale and maturities of marketable investments.
Financing Activities
Net cash provided by financing activities increased $1.8 million in 2018 compared to 2017, primarily due to lower payment of tax withholding obligations related to net share settlements of restricted stock units.
Net cash provided by financing activities increased $1.0 million in 2017 compared to 2016, primarily due to lower net debt payments in 2017, offset in part by higher payments of tax withholding obligations related to net share settlements of RSUs in 2017.
Off-Balance Sheet Arrangements
None as of December 31, 2018.
Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of December 31, 2018 are as follows (in thousands):

Table of Content

	Payments due in each fiscal year
	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible debt	$128,250	$—	$128,250	$—	$—
Operating leases (1)	39,179	13,515	14,227	4,743	6,694
Purchase commitments (2)	35,946	30,005	5,220	721	—
Other debts	19,697	7,084	11,940	607	66
Interest on convertible debt	10,260	5,130	5,130	—	—
Avid litigation settlement fees	3,500	1,500	2,000	—	—
TVN VDP obligations (3)	2,409	1,585	824	—	—
Capital Lease	162	91	71	—	—
Total contractual obligations	$239,403	$58,910	$167,662	$6,071	$6,760
Other commercial commitments:
Standby letters of credit	$2,179	$2,179	$—	$—	$—
Indemnification obligations (4)	—	—	—	—	—
Total commercial commitments	$2,179	$2,179	$—	$—	$—
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
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.5 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2018, had been excluded from the contractual obligations table above. See Note 14, “Income Taxes,” of the notes to our Consolidated Financial Statements for a discussion on income taxes.
New Accounting Pronouncements
See Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional

Table of Content

subsidiaries, which account for approximately 95%, 95% and 88% of our consolidated net revenues in 2018, 2017 and 2016, respectively, recorded net billings denominated in foreign currencies of approximately 14%, 18% and 13% of their net revenues in 2018, 2017 and 2016, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2018	2017
Derivatives not designated as hedging instruments:
Purchase	$28,975	$12,875
Sell	$—	$1,509
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests as well as our borrowings under the Loan Agreement.
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
As of December 31, 2018, the Company committed $1.8 million towards security for letters of credit issued under the Loan Agreement. We have no borrowings under the Loan Agreement from the closing of the Loan Agreement through December 31, 2018.
As of December 31, 2018, our cash balance was $66.0 million. We had no short-term investments as of December 31, 2018.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at December 31, 2018 was $19.9 million, of which $0.2 million relates to obligations under capital leases with fixed interest rates. The remaining $19.7 million are debt instruments primarily financed by French government agencies, and, to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to seven years; expiring from 2019 through 2025. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 11, “Convertible notes, Other Debts and Capital Leases,” of the notes to our Consolidated Balance Sheets for additional information). As of December 31, 2018, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.
As of December 31, 2018, we had $128.3 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

Table of Content

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harmonic Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Harmonic Inc. and its subsidiaries (the Company) as of December 31, 2018 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method.

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Armanino LLP
We have served as the Company’s auditor since 2018.

San Ramon, California
March 1, 2019

Table of Content

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harmonic Inc.:
Opinion on the Financial Statements

We have audited the consolidated balance sheet of Harmonic Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 5, 2018

We served as the Company's auditor from 1989 to 2018.

Table of Content

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$65,989	$57,024
Accounts receivable, net	81,795	69,844
Inventories	25,638	25,976
Prepaid expenses and other current assets	23,280	18,931
Total current assets	196,702	171,775
Property and equipment, net	22,321	29,265
Goodwill	240,618	242,827
Intangibles, net	12,817	21,279
Other long-term assets	38,377	42,913
Total assets	$510,835	$508,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$7,175	$7,610
Accounts payable	33,778	33,112
Income taxes payable	1,099	233
Deferred revenue	41,592	52,429
Accrued and other current liabilities	52,761	48,705
Total current liabilities	136,405	142,089
Convertible notes, long-term	114,808	108,748
Other debts and capital lease obligations, long-term	12,684	15,336
Income taxes payable, long-term	460	917
Other non-current liabilities	18,228	22,626
Total liabilities	282,585	289,716
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 87,057 and 82,554 shares issued and outstanding at December 31, 2018 and 2017, respectively	87	83
Additional paid-in capital	2,296,795	2,272,690
Accumulated deficit	(2,067,416)	(2,057,812)
Accumulated other comprehensive income (loss)	(1,216)	3,382
Total stockholders’ equity	228,250	218,343
Total liabilities and stockholders’ equity	$510,835	$508,059

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenue:
Product	$252,067	$224,645	$285,260
Service	151,491	133,601	120,651
Total net revenue	403,558	358,246	405,911
Cost of revenue:
Product	127,268	119,802	145,714
Service	67,081	68,624	59,447
Total cost of revenue	194,349	188,426	205,161
Total gross profit	209,209	169,820	200,750
Operating expenses:
Research and development	89,163	95,978	98,401
Selling, general and administrative	118,952	136,270	144,381
Amortization of intangibles	3,187	3,142	10,402
Restructuring and related charges	2,918	5,307	14,602
Total operating expenses	214,220	240,697	267,786
Loss from operations	(5,011)	(70,877)	(67,036)
Interest expense, net	(11,401)	(11,078)	(10,628)
Other expense, net	(536)	(2,222)	(31)
Loss on impairment of long-term investments	—	(530)	(2,735)
Loss before income taxes	(16,948)	(84,707)	(80,430)
Provision for (benefit from) income taxes	4,087	(1,752)	(8,116)
Net loss	$(21,035)	$(82,955)	$(72,314)

Net loss per share:
Basic and diluted	$(0.25)	$(1.02)	$(0.93)
Shares used in per share calculations:
Basic and diluted	85,615	80,974	77,705

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2018	2017	2016
Net loss	$(21,035)	$(82,955)	$(72,314)
Other comprehensive income (loss), before tax:
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain, net arising during the period	—	—	202
Loss reclassified into earnings	—	—	44
	—	—	246
Change in unrealized gain (loss) on available-for-sale securities:
Unrealized loss, net arising during the period	—	(658)	(903)
Loss reclassified into earnings	—	384	2,735
	—	(274)	1,832
Adjustment to pension benefit plan	202	528	(279)
Unrealized foreign exchange gain (loss), net on intercompany long-term loans arising during the period	667	(1,705)	—
Change in foreign currency translation adjustments:
Translation gain (loss) arising during the period	(5,100)	11,471	(4,633)
Loss reclassified into earnings	11	106	—
	(5,089)	11,577	(4,633)
Other comprehensive income (loss) before tax	(4,220)	10,126	(2,834)
Provision for (benefit from) income taxes	378	(526)	18
Other comprehensive income (loss), net of tax	(4,598)	10,652	(2,852)
Total comprehensive loss	$(25,633)	$(72,303)	$(75,166)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	76,015	76	2,236,418	(1,903,908)	(4,418)	328,168
Net loss	—	—	—	(72,314)	—	(72,314)
Other comprehensive loss, net of tax	—	—	—	—	(2,852)	(2,852)
Issuance of common stock under option, stock award and purchase plans	2,441	2	2,798	—	—	2,800
Stock-based compensation	—	—	13,242	—	—	13,242
Issuance of warrant	—	—	1,597	—	—	1,597
Balance at December 31, 2016	78,456	78	2,254,055	(1,976,222)	(7,270)	270,641
Cumulative effect to retained earnings related to adoption of ASU 2016-09	—	—	69	(69)	—	—
Cumulative effect to retained earnings related to adoption of ASU 2016-16	—	—	—	1,434	—	1,434
Balance at January 1, 2017	78,456	78	2,254,124	(1,974,857)	(7,270)	272,075
Net loss	—	—	—	(82,955)	—	(82,955)
Other comprehensive income, net of tax	—	—	—	—	10,652	10,652
Issuance of common stock under option, stock award and purchase plans	4,098	5	1,954	—	—	1,959
Stock-based compensation	—	—	16,612	—	—	16,612
Balance at December 31, 2017	82,554	83	2,272,690	(2,057,812)	3,382	218,343
Cumulative effect to retained earnings related to adoption of ASC 606 (1)	—	—	—	11,431	—	11,431
Balance at January 1, 2018	82,554	83	2,272,690	(2,046,381)	3,382	229,774
Net loss	—	—	—	(21,035)	—	(21,035)
Other comprehensive loss, net of tax	—	—	—	—	(4,598)	(4,598)
Issuance of common stock under option, stock award and purchase plans	4,503	4	4,713	—	—	4,717
Stock-based compensation	—	—	17,097	—	—	17,097
Issuance of warrant	—	—	2,295	—	—	2,295
Balance at December 31, 2018	87,057	87	2,296,795	(2,067,416)	$(1,216)	$228,250
(1) See Note 2, “Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements,” for more information on the adoption of ASC 606, Revenue from Contracts with Customers (“Topic 606”) issued by the Financial Accounting Standards Board.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(21,035)	$(82,955)	$(72,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	8,367	8,322	14,836
Depreciation	12,971	14,599	18,819
Stock-based compensation	17,289	16,610	13,060
Amortization of discount on convertible debt	6,060	5,489	4,964
Provision for non-cash warrant	1,178	153	434
Restructuring, asset impairment and loss on retirement of fixed assets	1,491	1,906	2,305
Loss on impairment of long-term investments	—	530	2,735
Unrealized foreign exchange (gain) loss	(1,906)	2,369	(856)
Gain on pension curtailment	—	—	(1,955)
Deferred income taxes, net	661	2,189	(10,085)
Provision for doubtful accounts, returns and discounts	2,521	4,912	2,589
Provision for excess and obsolete inventories	1,649	6,005	6,871
Other non-cash adjustments, net	407	445	408
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(14,700)	12,598	(2,563)
Inventories	(2,045)	11,687	(4,107)
Prepaid expenses and other assets	3,227	6,642	(1,892)
Accounts payable	1,018	3,432	5,793
Deferred revenues	(4,808)	(392)	18,106
Income taxes payable	440	(2,978)	(133)
Accrued and other liabilities	(501)	(8,499)	3,423
Net cash provided by operating activities	12,284	3,064	438
Cash flows from investing activities:
Acquisition of business, net of cash and restricted cash acquired	—	—	(74,334)
Proceeds from maturities of investments	—	3,106	19,707
Proceeds from sales of investments	104	3,792	—
Purchases of property and equipment	(7,044)	(11,399)	(15,107)
Net cash used in investing activities	(6,940)	(4,501)	(69,734)
Cash flows from financing activities:
Payment of convertible debt issuance cost	—	—	(582)
Proceeds from other debts and capital leases	5,066	6,344	5,968
Repayment of other debts and capital leases	(7,132)	(7,408)	(8,338)
Proceeds from common stock issued to employees	4,947	4,716	4,444
Payment of tax withholding obligations related to net share settlements of restricted stock units	(230)	(2,757)	(1,644)
Net cash provided by (used in) financing activities	2,651	895	(152)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(763)	1,879	(415)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,232	1,337	(69,863)
Cash, cash equivalents and restricted cash, beginning of the year	58,757	57,420	127,283
Cash, cash equivalents and restricted cash, end of the year	$65,989	$58,757	$57,420
Supplemental disclosures of cash flow information:
Income tax payments (refunds), net	$2,031	$2,141	$(54)
Interest payments, net	5,273	5,515	5,275
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$148	$337	$394
Issuance of warrant	2,295	—	1,597

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$65,989	$57,024	$55,635
Restricted cash included in prepaid expenses and other current assets	—	530	732
Restricted cash included in other long-term assets	—	1,203	1,053
Total cash, cash equivalents and restricted cash	$65,989	$58,757	$57,420
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Harmonic Inc. (“Harmonic” or the “Company”) is a leading global provider of (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and “over-the-top” (OTT) video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) cable access solutions that enable cable operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services to consumers’ homes.

The Company operates in two segments, Video and Cable Access. The Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) pay-TV service providers, which are collectively referred to as “service providers,” and to broadcast and media companies, including streaming media companies. The Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. The Cable Access business sells cable access solutions and related services, including our CableOS software-based cable access solution, primarily to cable operators globally.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not have material impact on previously reported financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and highly liquid investments with maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.
Restricted Cash
The Company had no restricted cash balance as of December 31, 2018. The restricted cash balance as of December 31, 2017 was $1.7 million. The restricted cash serves as collateral for certain bank guarantees and they are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. As of December 31, 2017, $0.5 million of the restricted cash balance was reported as a component of “Prepaid expenses and other current assets” and the remaining balance of $1.2 million was reported as a component of “Other long-term assets” on the Company’s Consolidated Balance Sheets.
Short-Term Investments
The Company did not have any outstanding short-term investments as of December 31, 2018 and 2017.

Table of Content

Investments in Equity Securities
From time to time, the Company may acquire certain equity investments for the promotion of business and strategic objectives and these investments may be in marketable equity securities or non-marketable equity securities. Effective January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, and accounts for its equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable fair values, the Company measure these investments at cost minus impairment, if any, The Company’s equity investments are classified as long-term investments and reported as a component of “Other long-term assets” on the Company’s Consolidated Balance Sheets.

Prior to January 1, 2018, the Company accounted for its investments in entities that it did not have significant influence under the cost method. Investments in equity securities were carried at fair value if the fair value of the security is readily determinable. Unrealized gains and losses, net of taxes, on the long-term investments were included in the Company’s Consolidated Balance Sheet as a component of accumulated other comprehensive loss. Investments in equity securities that did not qualify for fair value accounting or equity method accounting were accounted for under the cost method.

The Company’s total investments in equity securities of other privately and publicly held companies were $3.6 million as of December 31, 2018 and 2017, respectively.
Liquidity
As of December 31, 2018, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $66.0 million, net accounts receivable of $81.8 million, its $15 million line of credit with Silicon Valley Bank and financing from French government agencies. As of December 31, 2018, the Company had $128.25 million in aggregate principal amount convertible senior notes outstanding (the “Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. The Company also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $19.9 million at December 31, 2018.

The Company’s principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. The Company believes that its cash and cash equivalents of $66.0 million at December 31, 2018 will be sufficient to fund its principal uses of cash for at least the next 12 months. However, if its expectations are incorrect, it may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. Additional funds may not be available on terms favorable to us or at all.
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
The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. Two customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2018. No customer had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2017. During the year ended December 31, 2018, Comcast accounted for more than 10% of the Company’s revenue. No customer accounted for more than 10% of the Company’s net revenue for the year ended December 31, 2017.

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

Table of Content

Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not restated and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“Topic 605”). (See “Recently Adopted Accounting Pronouncements” for additional information.)

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

During the years ended December 31, 2018 and December 31, 2017, the Company capitalized $0.9 million and $1.1 million, respectively, of its software development costs related to the development of its SaaS offerings. During the year ended December 31, 2016, research and development costs capitalized for internal use software was not significant.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally, five years for furniture and fixtures, three years for software and four years for machinery and equipment. Depreciation for leasehold improvements are computed using the shorter of the remaining useful lives of the assets or the lease term of the respective assets.
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

Table of Content

Goodwill
As of December 31, 2018, the Company had goodwill of $240.6 million which represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company has two reporting units, which are the same as its operating segments.
The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of fiscal October. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The two-step impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies.
There was no impairment of goodwill resulting from the Company’s fiscal 2018 annual impairment testing in the fourth quarter of 2018. (See Note 7, “Goodwill and Identified Intangible Assets,” for additional information).
Long-lived Assets
Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets from business combinations and asset acquisitions include customer contracts, trademarks and trade names, and maintenance agreements and related relationships, the amortization of which is charged to general and administrative expenses, and core technology and developed technology, the amortization of which is charged to cost of revenue. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, the Company evaluates the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write down the carrying value of the asset to its estimated fair market value. There were no impairment charges for long-lived assets in the years ended December 31, 2018, 2017 and 2016.
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
The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its subsidiaries in their nonfunctional currencies. These monetary assets and monetary liabilities are being remeasured into the functional currencies of the subsidiaries using exchange rates prevailing on the balance sheet date. Such remeasurement gains and losses are included in other expense, net in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2018, 2017 and 2016, the Company recorded remeasurement losses of approximately $0.6 million, $2.2 million and $0.2 million, respectively.

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

Table of Content

denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
The Company did not enter into any cash flow hedges during the year ended December 31, 2018.
Research and Development
Research and development (“R&D”) costs are expensed as incurred and consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. R&D expense was $89.2 million, $96.0 million and $98.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company’s TVN French Subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize eligible research expenses. The R&D tax credits receivable from the French government for spending on innovative R&D under the CIR program is recorded as an offset to R&D expenses. In the years ended December 31, 2018, 2017 and 2016, the R&D expenses were net of $5.9 million, $5.9 million and $6.1 million of R&D tax credits, respectively.
Restructuring and Related Charges
The Company’s restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of its workforce, lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Termination benefits are calculated based on regional benefit practices and local statutory requirements. Costs to terminate a lease before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. See Note 10, “Restructuring and related Charges” for additional information.
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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $1.0 million, $0.7 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-based Compensation
The Company measures and recognizes compensation expense for all stock-based compensation awards made to employees, including stock options, restricted stock units (“RSUs”) and awards related to the Company’s Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards.
Prior to January 1, 2017, stock-based compensation was recorded net of estimated forfeitures over the requisite service period and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. Upon the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), issued by the Financial Accounting Standards Board (“FASB”), the Company changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective approach with a cumulative effect adjustment of $69,000 to retained earnings as of January 1, 2017 (which increased the accumulated deficit).
The fair value of the Company’s stock options and ESPP is estimated at grant date using the Black-Scholes option pricing model. The fair value of the Company’s RSUs is calculated based on the market value of the Company’s stock at the grant date. The fair value of the Company’s market-based RSUs (“MRSUs”) is estimated using the Monte-Carlo valuation model with market vesting conditions.
The Company recognizes the stock-based compensation for performance-based RSUs (“PRSUs”) based on the probability of achieving certain performance criteria, as defined in the PRSU agreements. The Company estimates the number of PRSUs ultimately expected to vest and recognizes expense using the graded vesting attribution method over the requisite

Table of Content

service period. Changes in the estimates related to probability of achieving certain performance criteria and number of PRSUs expected to vest could significantly affect the related stock-based compensation expense from one period to the next.
Pension Plan
Under French law, the Company’s subsidiaries in France, including the acquired TVN French Subsidiary, is obligated to provide for a defined benefit plan to its employees upon their retirement from the Company. The Company’s defined benefit pension plan in France is unfunded.
The Company records its obligations relating to the pension plans based on calculations which include various actuarial assumptions including employees’ age and period of service with the company; projected mortality rates, mobility rates and increases in salaries; and a discount rate. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The Company believes that the assumptions utilized in recording its obligations under its pension plan are reasonable based on its experience, market conditions and input from its actuaries.
The Company accounts for the actuarial gains (losses) in accordance with ASC 715, “Compensation - Retirement Benefits”. If the net accumulated gain or loss exceeds 10% of the projected plan benefit obligation, a portion of the net gain or loss is amortized and included in expense for the following year based upon the average remaining service period of active plan participants, unless the Company’s policy is to recognize all actuarial gains (losses) when they occur. The Company elected to defer actuarial gains (losses) in accumulated other comprehensive income (loss). As of December 31, 2018, the Company did not meet the 10% requirement, and therefore no amortization of 2018 actuarial gain would be recorded in 2019.

See Note 12, “Employee Benefit Plans and Stock-based Compensation-French Retirement Benefit Plan,” for additional information.
Income Taxes
In preparing the Company’s financial statements, the Company estimates the income taxes for each of the jurisdictions in which the Company operates. This involves estimating the Company’s current tax expense and assessing temporary and permanent differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet.
The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2018. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.
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

Table of Content

Segment Reporting
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has two operating segments: Video and Cable Access.
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

The cumulative effect of initially applying Topic 606 to the Company’s consolidated balance sheet on January 1, 2018 was as follows (in thousands):

CONSOLIDATED BALANCE SHEETS	Balance as of December 31, 2017	Cumulative Impact from Adopting Topic 606	Balance as of January 1, 2018
ASSETS
Accounts receivable, net	$69,844	$1,781	$71,625
Prepaid expenses and other current assets	18,931	3,578	22,509
Other long-term assets	42,913	773	43,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$52,429	$(4,826)	$47,603
Other non-current liabilities	22,626	(473)	22,153
Accumulated deficit	(2,057,812)	11,431	(2,046,381)

The impact from adopting Topic 606 on the Company’s consolidated financial statements was as follows (in thousands):

Table of Content

	Year ended December 31, 2018
CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
Total net revenue	$403,558	$402,550	$1,008
Total cost of revenue	194,349	194,101	248
Total gross profit	209,209	208,449	760
Operating expenses:
Selling, general and administrative	118,952	119,151	(199)
Loss from operations	(5,011)	(5,970)	959
Loss before income taxes	(16,948)	(17,907)	959
Net loss	(21,035)	(21,994)	959

	As of December 31, 2018
CONSOLIDATED BALANCE SHEETS	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
ASSETS
Accounts receivable, net	81,795	79,954	$1,841
Prepaid expenses and other current assets	23,280	19,067	4,213
Other long-term assets	38,377	37,872	505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	41,592	47,117	(5,525)
Other non-current liabilities	18,228	18,534	(306)
Accumulated deficit	(2,067,416)	(2,079,806)	12,390
Revenue Recognition

The Company’s principal sources of revenue are from the sale of hardware, software, hardware and software maintenance contracts, and end-to-end solutions, encompassing design, manufacture, test, integration and installation of products. The Company also derives recurring revenue from subscriptions, which are comprised of subscription fees from customers utilizing the Company’s cloud-based video processing solutions.

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

Table of Content

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. Revenue recognized during the year ended December 31, 2018 that was included within the deferred revenue balance at January 1, 2018 was $46.9 million.

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer). Contract assets are reported as a component of “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. See Note 9, “Certain Balance Sheet Components’ for additional information.

Shipping and handling costs are accounted for as a fulfillment cost and are recorded in cost of revenue in the Company’s Consolidated Statements of Operations. Sales tax and other amounts collected on behalf of third parties are excluded from the transaction price.

Hardware and Software. Revenue from the sale of hardware and software products is recognized when the control is transferred. For most of the Company’s product sales (including sales to distributors and system integrators), the control is transferred at the time the product is shipped or delivery has occurred because the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time. The Company’s agreements with the distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users, and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company offers return rights which are specifically identified and accrued for as sales returns at the end of the period.

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

Table of Content

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

The net capitalized contract costs as of December 31, 2018 were $1.6 million, of which $1.1 million and $0.5 million were reported as components of “Prepaid expenses and other current assets” and “Other long-term assets” on the Consolidated Balance Sheets, respectively. The amortization of the capitalized contract costs for the year ended December 31, 2018 was $1.3 million.

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

Table of Content

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less.

See Note 17, “Segment Information” for further disaggregated revenue information.

Other Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted this new standard in the first quarter of fiscal 2018, and the adoption did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows is required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The Company adopted this new standard in the first quarter of fiscal 2018 on a retrospective basis. The Company’s total restricted cash balance was zero, $1.7 million and $1.8 million as of December 31, 2018, 2017 and 2016, respectively. These restricted cash balances are presented as a part of the ending and beginning balances of cash, cash equivalents and restricted cash on the Company’s Consolidated Statements of Cash Flows for the corresponding periods. See Note 9, “Certain Balance Sheet Components” for additional information.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The objective of ASU 2017-01 is to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The Company adopted this new standard in the first quarter of fiscal 2018, and the adoption had no impact on its consolidated financial statements.

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
The Company early adopted this new standard in the third quarter of fiscal 2018 and applied it prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2018. Should the Company incur significant implementation costs in a cloud computing arrangement that is a service contract in future, the new standard could have a significant impact on the Company’s consolidated financial statements.

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
The new standard is effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the

Table of Content

financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify.
While the Company continues to assess all of the effects of adoption, the Company currently believes that the most significant effects on its consolidated financial statements relate to the recognition of the right-of-use assets and lease liabilities on its balance sheets for the operating leases, and providing significant new disclosures about the leasing activities. Based on our current lease portfolio, adoption of the standard is estimated to result in an increase in operating lease assets and liabilities of approximately $23 million with an insignificant impact on our Consolidated Statements of Operations. This estimate is subject to change as we finalize our implementation.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard on its consolidated financial statements. The Company currently believes that the most significant effects on its consolidated financial statements relate to the accounting of Comcast warrants. The Company expects to complete related assessments before filing its Quarterly Report for the first quarter of fiscal 2019.
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

Table of Content

NOTE 3: INVESTMENTS IN EQUITY SECURITIES
Unconsolidated Variable Interest Entities (“VIE”)
From time to time, the Company may enter into investments in entities that are considered variable interest entities under Accounting Standards Codification (ASC) Topic 810. If the Company is a primary beneficiary of a variable interest entity (“VIE”), it is required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of its VIE requires significant assumptions and judgments.

EDC
In 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a privately held video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. EDC is considered a VIE but the Company determined that it is not the primary beneficiary of EDC. As a result, EDC is measured at its cost minus impairment, if any. The Company determined that there were no indicators at December 31, 2018 and 2017 that EDC investment was impaired.
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
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s AOCI and Consolidated Statements of Operations are as follows (in thousands):

		Year ended December 31,
	Financial Statement Location	2018	2017	2016
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other expense, net	$(2,325)	$155	$343

Derivatives designated as hedging instruments (1):
Gains in AOCI on derivatives (effective portion)	AOCI	$—	$—	$202
Losses reclassified from AOCI into income (effective portion)	Cost of Revenue	$—	$—	$(6)
	Operating Expense	—	—	(38)
	Total	$—	$—	$(44)
Losses recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other expense, net	$—	$—	$(63)
(1) The Company did not enter into any new cash flow hedge contracts since December 31, 2016.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2018	2017
Derivatives not designated as hedging instruments:
Purchase	$28,975	$12,875
Sell	$—	$1,509

Table of Content

The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$33	Accrued and other current liabilities	$333	$4
		$—	$33		$333	$4
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of December 31, 2018, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Consolidated Balance Sheets
Derivative assets	$—	$—	$—
Derivative liabilities	$333	$—	$333
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of December 31, 2018 and 2017, the total compensating balance maintained was $1.0 million.

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

Table of Content

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair values of the Company’s convertible notes as of December 31, 2018 and 2017 was $136.5 million and $129.9 million, based on the bond’s quoted market price as of December 31, 2018 and 2017, respectively, and represents a Level 2 valuation. The Company’s other debts assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding capital leases, outstanding as of December 31, 2018 and 2017 were in the aggregate of $19.7 million and $21.8 million, respectively. See Note 11, “Convertible Notes, Other Debts and Capital Leases,” for additional information.
The fair value of the Company’s TVN defined pension benefit plan liability as of December 31, 2018 and 2017 was $4.9 million and $5.0 million, respectively. See Note 12, “Employee Benefit Plans and Stock-based Compensation-French Retirement Benefit Plan,” for additional information.
During the years ended December 31, 2018, 2017 and 2016 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in the Company’s Consolidated Balance Sheets based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3 )	Total
As of December 31, 2018
Accrued and other current liabilities
Derivative liabilities	$—	$333	$—	$333
Total liabilities measured and recorded at fair value	$—	$333	$—	$333

	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Cash equivalents
Money market funds	$22	$—	$—	$22
Prepaid expenses and other current assets
Derivative assets	—	33	—	33
Total assets measured and recorded at fair value	$22	$33	$—	$55
Accrued and other current liabilities
Derivative liabilities	$—	$4	$—	$4
Total liabilities measured and recorded at fair value	$—	$4	$—	$4
The Company’s liability for the TVN VDP (as defined below) at December 31, 2018 and 2017 was $2.4 million and $5.1 million, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. Subsequently there is no recurring fair value remeasurement for this liability based on the applicable accounting guidance.

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

Table of Content

During the fourth quarter of 2016, the Company completed the accounting for this business combination. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of TVN purchase consideration is as follows (in thousands):

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
The following table summarizes the acquisition-and integration-related expenses for the TVN acquisition (in thousands):

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
The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of fiscal October. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The two-step impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies.
The changes in the Company’s carrying amount of goodwill are as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2016	$176,519	$60,760	$237,279
Foreign currency translation adjustment	5,493	55	5,548
Balance as of December 31, 2017	$182,012	$60,815	$242,827
Foreign currency translation adjustment	(2,173)	(36)	(2,209)
Balance as of December 31, 2018	$179,839	$60,779	$240,618
The Company has not recorded any impairment charges related to goodwill for any prior periods. If future economic conditions are different than those projected by management, future impairment charges may be required.
Intangible Assets, Net
The following table provides a summary of the Company’s identified intangible assets (in thousands):

Table of Content

		December 31, 2018			December 31, 2017
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	1.2	$31,707	$(25,576)	$6,131	$31,707	$(20,396)	$11,311
Customer relationships/contracts	2.2	44,650	(38,146)	6,504	44,819	(35,205)	9,614
Trademarks and tradenames	1.2	623	(441)	182	654	(300)	354
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	N/A	3,112	(3,112)	—	3,177	(3,177)	—
Total identifiable intangibles		$85,592	$(72,775)	$12,817	$85,857	$(64,578)	$21,279
Amortization expense for the identifiable intangible assets was allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Included in cost of revenue	$5,180	$5,180	$4,434
Included in operating expenses	3,187	3,142	10,402
Total amortization expense	$8,367	$8,322	$14,836
The estimated future amortization expense of identifiable intangible assets with definite lives as of December 31, 2018 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2019	$5,180	$3,158	$8,338
2020	951	3,028	3,979
2021	—	500	500
Total future amortization expense	$6,131	$6,686	$12,817

NOTE 8: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2018	2017
Accounts receivable, net:
Accounts receivable	$85,292	$74,475
Less: allowance for doubtful accounts and sales returns	(3,497)	(4,631)
Total	$81,795	$69,844
Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The expectation of collectability is based on the Company’s review of credit profiles of customers, contractual terms and conditions, current economic trends and historical payment experience. The Company offers return rights which are specifically identified and accrued for as sales returns at the end of the period.
The following table is a summary of activities in allowances for doubtful accounts and sales returns (in thousands):

Table of Content

	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2018	$4,631	$1,949	$572	$(3,655)	$3,497
2017	$4,831	$4,030	$881	$(5,111)	$4,631
2016	$4,340	$1,488	$1,100	$(2,097)	$4,831

NOTE 9: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	December 31,
	2018	2017
Inventories:
Raw materials	$1,705	$2,881
Work-in-process	991	933
Finished goods	12,267	10,130
Service-related spares	10,675	12,032
Total	$25,638	$25,976

	December 31,
	2018	2017
Prepaid expenses and other current assets:
French R&D tax credits receivable (1)	$7,305	$6,609
Contract assets (2)	3,834	—
Deferred cost of revenue	3,671	4,440
Prepaid maintenance, royalty, rent, property taxes and VAT	3,497	3,867
Capitalized commission	1,098	—
Restricted cash	—	530
Other	3,875	3,485
Total	$23,280	$18,931
(1) The Company’s TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government and during the year ended December 31, 2018 and 2017, the French government approved the 2014 and 2013 claims and refunded $6.4 million to the TVN French Subsidiary in each of the periods, respectively. The remaining R&D tax credits receivable at December 31, 2018 were approximately $26.5 million and are expected to be recoverable from 2019 through 2022 with $7.3 million reported as a component of “Prepaid and other Current Assets” and $19.2 million reported as a component of “Other Long-term Assets” on the Company’s Consolidated Balance Sheets.
(2) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

Table of Content

	December 31,
	2018	2017
Property and equipment, net:
Machinery and equipment	$75,094	$87,121
Capitalized software	32,696	35,139
Leasehold improvements	14,951	15,051
Furniture and fixtures	6,049	6,534
Property and equipment, gross	128,790	143,845
Less: accumulated depreciation and amortization	(106,469)	(114,580)
Total	$22,321	$29,265

	December 31,
	2018	2017
Other long-term assets:
French R&D tax credits receivable	$19,249	$22,322
Deferred tax assets	8,695	10,462
Equity investment	3,593	3,593
Other	6,840	6,536
Total	$38,377	$42,913

	December 31,
	2018	2017
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$21,451	$16,414
Accrued warranty	4,869	4,381
Customer deposits	4,642	5,020
Contingent inventory reserves	2,500	3,806
Accrued TVN VDP, current (1)	1,585	3,186
Accrued royalty payments	1,998	2,195
Accrued Avid litigation settlement fees, current	1,500	—
Other	14,216	13,703
Total	$52,761	$48,705
(1) See Note 10, “Restructuring and Related Charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

Table of Content

NOTE 10: RESTRUCTURING AND RELATED CHARGES
The Company has implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to the Company’s net revenues, while simultaneously implementing extensive company-wide expense control programs.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Year ended December 31,
Restructuring and related charges in:	2018	2017	2016 (1)
Cost of revenue	$857	$1,279	$3,400
Operating expenses - Restructuring and related charges	2,918	5,307	14,602
Total restructuring and related charges	$3,775	$6,586	$18,002

(1) The restructuring and related charges for the fiscal year ended December 31, 2016 is net of $0.6 million and $1.4 million, in Cost of revenue and Operating expenses - Restructuring and related charges, respectively, of gain from TVN pension curtailment. See “Harmonic 2016 Restructuring Plan” below for additional information.

As of December 31, 2018 and December 31, 2017, the Company’s total restructuring liability was $5.3 million and $8.0 million, respectively, of which $3.3 million and $4.4 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $2.0 million and $3.6 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s restructuring plans during the fiscal year ended December 31, 2018 (in thousands):

	Harmonic 2016 Restructuring Plan		Harmonic 2017 Restructuring Plan		Harmonic 2018 Restructuring Plan
	Excess facilities	TVN VDP	Excess facilities	Severance and benefits	Excess facilities	Severance and benefits	Total
Balance at December 31, 2017	$2,426	$5,128	$296	$193	$—	$—	$8,043
Charges for current period	—	—	—	—	932	2,124	3,056
Adjustments to restructuring provisions	132	531	167	—	5	(116)	719
Reclassification of deferred rent	—	—	—	—	332	—	332
Cash payments	(1,015)	(3,066)	(146)	(193)	(203)	(2,052)	(6,675)
Foreign exchange effect	—	(184)	—	—	—	44	(140)
Balance at December 31, 2018	$1,543	$2,409	$317	$—	$1,066	$—	$5,335

Harmonic 2018 Restructuring

In the first quarter of 2018, the Company approved and implemented a restructuring plan (the “Harmonic 2018 Restructuring Plan”). The restructuring activities under this plan primarily include worldwide workforce reductions of the Company. As of December 31, 2018, the Company recorded an aggregate amount of $2.1 million of restructuring and related charges for severance and employee benefits for 59 employees worldwide, primarily in the United States and across all functions. The Company made $2.1 million in payments for this plan during the fiscal year ended December 31, 2018. The activities under this plan were completed in 2018.

Table of Content

Excess Facility in San Jose, California

In August 2018, the Company exited an additional excess facility at its U.S. headquarters in San Jose, California and recorded $0.9 million in facility exit costs. The Company accounts for facility exit costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted, risk-free rate. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $1.2 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $0.3 million. As of December 31, 2018, the remaining liability for the additional excess facility exited in August 2018 was $1.1 million, which will be paid out over the remainder of the leased properties’ term through August 2020.

Harmonic 2017 Restructuring

In the third quarter of 2017, the Company implemented a restructuring plan (the “Harmonic 2017 Restructuring Plan”) to better align its operating costs with the continued decline in its net revenues. In 2017, the Company recorded $2.5 million of restructuring and related charges under this plan, consisting of $2.1 million of employee severance and $0.4 million related to the closure of one of the Company’s offices in New York. The activities under this plan were completed in 2017. During 2018, as a result of a change in the estimate of the sublease income, the restructuring liability related to the New York excess facility was increased by $0.2 million. As of December 31, 2018, the remaining $0.3 million liability under the Harmonic 2017 Restructuring Plan relates to the accrual for the New York excess facility, which will be paid out over the remainder of the leased properties’ term through August 2020.

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
In 2016, the Company recorded an aggregate of $20.0 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, of which $2.2 million was primarily related to the exit from the excess facility at its U.S. headquarters and the remaining $17.8 million was related to severance and benefits for the termination of 118 employees worldwide, including 83 employees in France who participated in the TVN VDP. The restructuring and related charges under this plan were partially offset by approximately $2.0 million of gain from TVN pension curtailment. For the employees who participated in the TVN VDP, their pension benefit will be funded by the TVN VDP and as a result, the TVN defined benefit pension plan was remeasured at December 31, 2016, which resulted in a non-cash curtailment gain.
TVN VDP

The Company recorded 0.5 million, $1.8 million and $13.1 million of TVN VDP costs in the years ended December 31, 2018, 2017 and 2016, respectively. In aggregate, in 2018, 2017 and 2016, the Company had paid $13.8 million of TVN VDP costs. The TVN VDP liability balance as of December 31, 2018 was $2.4 million, payable from 2019 through 2020.
Excess Facility in San Jose, California

In January 2016, the Company exited an excess facility at its U.S. headquarters in San Jose, California and recorded $1.4 million in facility exit costs. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ term, which continues through August 2020. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $1.1 million. As a result of a change in the estimate of the sublease income, the restructuring liability was increased by $1.2 million as of December 31, 2017. As of December 31, 2018, the remaining liability for the excess facility exited in January 2016 was $1.5 million, which will be paid out over the remainder of the leased properties’ term through August 2020.

Table of Content

NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND CAPITAL LEASES
4.00% Convertible Senior Notes
In December 2015, the Company issued $128.25 million aggregate principal amount of 4.00% Senior Convertible Notes due 2020 (the “offering” or “Notes”, as applicable) pursuant to an indenture (the “Indenture”), dated December 14, 2015, by and between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year and the Notes will mature on December 1, 2020 unless earlier repurchased or converted. The Notes will be convertible into cash, shares of the Company’s common stock, par value $0.001 (“Common Stock”), or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances, in each case, as set forth in the Indenture.
Prior to the close of business on the business day immediately preceding September 1, 2020, the Notes will be convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any 5 consecutive trading day period (the “ measurement period ”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.
If a fundamental change occurs, holders of the Notes may require the Company to purchase all or any portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Concurrent with the closing of the offering, the Company used $49.9 million of the net proceeds to repurchase 11.1 million shares of the Company’s common stock from purchasers of Notes in the offering in privately negotiated transactions. In addition, the Company incurred approximately $4.1 million of debt issuance cost, resulting in net proceeds to the Company of approximately $74.2 million, which was used to fund the TVN acquisition.
In accordance with accounting guidance on embedded conversion features, the conversion feature associated with the Notes was valued at $26.1 million and bifurcated from the host debt instrument and recorded in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at the effective interest rate over the contractual terms of the Notes. The following table presents the components of the Notes as of December 31, 2018 and December 31, 2017 (in thousands, except for years and percentages):

	December 31,
	2018	2017
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(11,996)	(17,404)
Less: Debt issuance costs, net of amortization	(1,446)	(2,098)
Carrying amount	$114,808	$108,748
Remaining amortization period (years)	1.9 years	2.9 years
Effective interest rate on liability component	9.94%	9.94%
Carrying amount of equity component	$26,062	$26,062
The following table presents interest expense recognized related to the Notes (in thousands):

Table of Content

	Year ended December 31,
	2018	2017	2016
Contractual interest expense	$5,130	$5,130	$5,130
Amortization of debt discount	5,408	4,898	4,430
Amortization of debt issuance costs	652	591	534
Total interest expense recognized	$11,190	$10,619	$10,094

Other Debts and Capital Leases

The Company has a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	December 31,
	2018	2017
Financing from French government agencies related to various government incentive programs (1)	$18,783	$20,565
Term loans	914	1,282
Obligations under capital leases	162	1,099
Total debt obligations	19,859	22,946
Less: current portion	(7,175)	(7,610)
Long-term portion	$12,684	$15,336

(1) Loans backed by French R&D tax credit receivables were $16.7 million and $17.7 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the TVN French Subsidiary had an aggregate of $26.5 million of R&D tax credit receivables from the French government from 2019 through 2022. (See Note 9, “Certain Balance Sheet Components” for more information). These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month plus 1.3% and mature between 2019 through 2021. The remaining loans of $2.1 million and $2.9 million as of December 31, 2018 and 2017, respectively, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and the loans outstanding at December 31, 2018 mature between 2019 through 2025.
Future minimum repayments

The table below presents the future minimum repayments of other debts and capital lease obligations as of December 31, 2018 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2019	91	7,084
2020	49	6,607
2021	22	5,333
2022	—	452
2023	—	155
Thereafter	—	66
Total	$162	$19,697

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

Table of Content

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
The Loan Agreement contains customary affirmative and negative covenants. The Company must comply with financial covenants requiring it to maintain (i) minimum a short-term asset to short-term liabilities ratio and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. The Company must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to $10.0 million at all times. As of December 31, 2018, the Company was in compliance with the covenants under the Loan Agreement.
As of December 31, 2018, the Company committed $1.8 million towards security for letters of credit issued under the Loan Agreement. There were no borrowings under the Loan Agreement from the closing of the Loan Agreement through December 31, 2018.
NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and RSUs. Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, no incentive stock option or non-statutory stock option may be granted in the ordinary course with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and expire seven years from the date of grant. Grants of RSUs decrease the plan reserve by 1.5 shares for every unit or share granted, and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited. As of December 31, 2018, an aggregate of 9,915,865 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 3,819,736 shares remained available for grant.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, no non-statutory stock option may be granted with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from the date of grant. Grants of RSUs decrease the plan reserve by 1.5 shares for every unit granted, and any forfeiture of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit forfeited. The Company’s stockholders approved an amendment to the 2002 Director Stock Plan at the Company’s 2018 annual meeting of stockholders (“2018 Annual Meeting”) which increased the number of shares of common stock reserved for issuance under the 2002 Director Stock Plan by 400,000 shares. As of December 31, 2018, an aggregate of 947,536 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 643,661 shares remained available for grant.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. The Company’s stockholders

Table of Content

approved an amendment to the ESPP at the 2018 Annual Meeting which increased the number of shares of common stock reserved for issuance under the ESPP by 1,300,000 shares. Under the ESPP, 1,132,438, 1,291,875 and 1,265,458 shares were issued during fiscal 2018, 2017 and 2016, respectively, representing $4.0 million, $4.4 million and $3.7 million in contributions. As of December 31, 2018, 1,282,358 shares were reserved for future purchases by eligible employees.
Stock Option Activities
The following table summarizes the Company’s stock option activities and related information during the year ended December 31, 2018 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	3,880	$6.04
Granted	—	—
Exercised	(239)	3.79
Forfeited	(35)	4.76
Canceled or expired	(538)	8.75
Balance at December 31, 2018	3,068	5.76	2.3	$1,148.7
As of December 31, 2018
Vested and expected to vest	3,067	$5.76	2.3	$1,147.7
Exercisable	2,994	$5.78	2.3	$1,082.0
Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of the Company’s common stock. The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.3 million and $0.1 million, respectively.
The Company realized no income tax benefit from stock option exercises for the years ended December 31, 2018, 2017 and 2016 due to recurring losses and valuation allowances.
Restricted Stock Units (“RSUs”) Activities
The following table summarizes the Company’s RSUs activities and related information during the year ended December 31, 2018 (in thousands, except per share amounts and terms):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	2,904	$5.09
Granted	3,906	3.97
Vested	(3,177)	4.91
Forfeited	(230)	4.89
Balance at December 31, 2018	3,403	$3.99
The estimated fair value of RSUs is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $15.6 million, $13.0 million and $9.7 million, respectively.
Performance- and Market-based awards
Starting 2015, the Company began to settle a portion of its incentive bonus payment to eligible employees by issuing PRSUs from the 1995 Stock Plan. The Company granted 1,443,168, 1,165,685 and 898,533 PRSUs to its employees during the years ended December 31, 2018, 2017 and 2016, respectively, of which 1,343,168, 1,165,685 and 610,579 PRSUs vested

Table of Content

during the years ended December 31, 2018, 2017 and 2016, respectively, for the purpose of settling amounts earned under the Company’s incentive bonus plans. The vesting of the remaining PRSUs will be based on the achievement of certain financial and non-financial operating goals of the Company, subject to the Board’s approval. The stock-based compensation recognized for PRSUs were $6.1 million, $3.2 million and $2.8 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
In 2017, the Company granted 344,500 MRSUs under the 1995 Stock Plan to its key executives and certain eligible employees that may vest during a three-year period as part of its long-term incentive program. In 2018, the Company granted 40,000 MRSUs that may vest during an eighteen-month period from the date of grant. The vesting conditions of these awards are based on the market value of the Company's common stock. The fair value of these shares was estimated using a Monte-Carlo simulation and the stock-based compensation recognized in 2018 and 2017 for these MRSUs was $0.2 million and $0.9 million, respectively. No MRSUs had vested as of December 31, 2018.

French Retirement Benefit Plan
Under French law, the Company’s subsidiaries in France, including the acquired TVN French Subsidiary, are obligated to make certain payments to their employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement. The French pension plan is unfunded and there are no contributions to the plan required by related laws or funding regulations. No required contributions are expected in fiscal 2019, but the Company, at its discretion, may make contributions to the defined benefit plan.
The company’s defined benefit pension obligations are measured as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation takes into account the employees’ age and period of service with the Company, projected mortality rates, mobility rates, increases in salaries and a discount rate.
The Company’s pension obligations as of December 31, 2018 and December 31, 2017 and the changes to the Company’s pension obligations for each of those years were as follows (in thousands):

	December 31,
	2018	2017
Projected benefit obligation:
Balance at January 1	$5,033	$4,264
Service cost	243	259
Interest cost	74	71
Actuarial (gains) losses	(202)	(528)
Benefits paid	(13)	—
Adjustment for prior year balance	—	343
Foreign currency translation adjustment	(254)	624
Balance at December 31	$4,881	$5,033

Presented on the Consolidated Balance Sheets under:
Current portion (presented under “Accrued and other current liabilities”)	$63	34
Long-term portion (presented under “Other non-current liabilities”)	$4,818	4,999
The table below presents the components of net periodic benefit costs (in thousands):

	Year ended December 31,
	2018	2017
Service cost	$243	$259
Interest cost	74	71
Amortization of net actuarial loss (gain) (1)	—	—
Net periodic benefit cost included in operating loss	$317	$330

Table of Content

(1) The Company uses the allowable 10% corridor approach to determine the amount of actuarial gains or losses subject to amortization in pension cost. Gains or losses are amortized on a straight-line basis over the average future remaining service period of active plan participants.
The following assumptions were used in determining the Company’s pension obligation:

	December 31,
	2018	2017
Discount rate	1.7%	1.5%
Mobility rate	6.0%	6.0%
Salary progression rate	2.0%	2.0%

The Company evaluates the discount rate assumption annually. The discount rate is determined using the average yields on high-quality fixed-income securities that have maturities consistent with the timing of benefit payments.
The Company also evaluates other assumptions related to demographic factors, such as retirement age, mortality rates and turnover periodically, updating them to reflect experience and expectations for the future. The mortality assumption related to the Company’s defined benefit pension plan used the most current mortality tables published by the French National Institute of Statistics and Economic Studies.
As of December 31, 2018, future benefits expected to be paid in each of the next five years, and in the aggregate for the five year period thereafter are as follows (in thousands):

Years ending December 31,
2019	$63
2020	—
2021	41
2022	80
2023	479
2024 - 2028	2,626
$3,289
401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The Company’s contributions to the plan were $0.3 million, $0.3 million and $0.4 million for fiscal 2018, 2017 and 2016, respectively.
Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Year ended December 31,
	2018	2017	2016
Stock-based compensation in:
Cost of revenue	$1,953	$2,370	$1,554
Research and development expense	5,192	5,313	3,711
Selling, general and administrative expense	10,144	8,927	7,795
Total stock-based compensation in operating expense	15,336	14,240	11,506
Total stock-based compensation recognized in net loss	$17,289	$16,610	$13,060

Table of Content

As of December 31, 2018, total unrecognized stock-based compensation cost related to unvested stock options and RSUs was $0.1 million and $8.5 million, respectively, and is expected to be recognized over a weighted-average period of 0.3 years and 1.5 years, respectively.
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

	Employee Stock Options		ESPP
	2017	2016	2018	2017	2016
Expected term (in years)	4.30	4.30	0.50	0.50	0.50
Volatility	42%	36%	55%	48%	70%
Risk-free interest rate	1.8%	1.4%	1.9%	1.2%	0.6%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%
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
There were no stock options granted during the year ended December 31, 2018. The weighted-average fair value per share of stock options granted for the years ended December 31, 2017 and 2016 was $1.85 and $0.99, respectively.
The fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $0.7 million, $1.7 million and $2.3 million, respectively.
The estimated weighted-average fair value per share of stock purchase rights under the ESPP, granted for the years ended December 31, 2018, 2017 and 2016 was $1.33, $1.50 and $1.04, respectively.

NOTE 13: STOCKHOLDERS’ EQUITY
Preferred Stock
Harmonic has 5,000,000 authorized shares of preferred stock. No shares of preferred stock were issued or outstanding in any of the periods presented.
Common Stock Repurchases
Our stock repurchase program expired on December 31, 2016. No stock was repurchased during fiscal 2018, 2017 and 2016. Any further stock repurchases would require authorization from the Board.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

Table of Content

	December 31,
	2018	2017
Foreign currency translation adjustments	$(779)	$4,310
Unrealized foreign exchange loss on intercompany long-term loans, net of taxes	(888)	(1,177)
Actuarial gain	451	249
Total accumulated other comprehensive income (loss)	$(1,216)	$3,382

NOTE 14: INCOME TAXES
Loss from operations before income taxes consists of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
United States	$(19,780)	$(50,041)	$(53,833)
International	2,832	(34,666)	(26,597)
Loss before income taxes	$(16,948)	$(84,707)	$(80,430)
The components of the benefit from income taxes consist of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$(305)	$(4,530)	$(950)
State	116	129	181
International	2,958	273	2,738
Deferred:
Federal	—	—	(713)
International	1,318	2,376	(9,372)
Total provision for (benefit from) income taxes	$4,087	$(1,752)	$(8,116)
The differences between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate at 21% and the Company’s actual provision for (benefit from) income taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Benefit from for income taxes at U.S. Federal statutory rate	$(3,559)	$(29,648)	$(28,150)
Differential in rates on foreign earnings	4,299	15,920	11,741
Non-deductible amortization expense	—	—	617
Tax Reform tax rate reduction	—	14,527	—
Change in valuation allowance	1,449	(2,834)	4,465
Change in liabilities for uncertain tax positions	(250)	(2,009)	(960)
Non-deductible stock-based compensation	1,363	1,934	1,480
Permanent Differences	1,096	380	441
Adjustments related to tax positions taken during prior years	184	(473)	(163)
Adjustments made under intercompany transactions	—	—	1,779
Tax refund	(305)	(834)	—
Other	(190)	1,285	634
Total provision for (benefit from) income taxes	$4,087	$(1,752)	$(8,116)
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate may be affected by changes in its interpretations of tax laws and tax agreements in

Table of Content

any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets. The Company’s effective tax rate varies from year to year primarily due to the absence of several onetime, discrete items that benefited or decremented the tax rates in the previous years.
In 2018, the Company had a worldwide consolidated loss before tax of $16.9 million and tax expense of $4.1 million, with an annual effective income tax rate of (24)%. The Company’s 2018 effective income tax rate differed from the U.S. federal statutory rate of 21% primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, the Company completed the accounting for transition tax and concluded that it had no tax impact because the Company's cumulative unremitted earnings and profits are negative.
The TCJA also includes a requirement to pay a minimum tax on foreign earnings for tax years beginning after December 31, 2017. An accounting policy election is allowed to either treat taxes due on future U.S. inclusions as a current period expense or account for the minimum tax in the measurement of deferred tax assets. The Company has elected to treat the minimum tax as a period cost. As such, the Company has not recognized any deferred taxes related to the minimum tax.
In 2017, the Company had a worldwide consolidated loss before tax of $84.7 million and tax benefit of $1.8 million, with an annual effective tax rate of 2%. The Company’s 2017 effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to geographical income mix, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, tax rate change in foreign jurisdictions, tax benefits associated with the release of tax reserves for uncertain tax positions resulting from the expiration of the statutes of limitations, a one-time benefit of $2.6 million from the reduction of a valuation allowance on alternative minimum tax (“AMT”) credit carryforwards that will be refundable as a result of the TCJA, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various other discrete tax adjustments.
In 2016, the Company had a worldwide consolidated loss before tax of $80.4 million and tax benefit of $8.1 million, with an annual effective income tax rate of 10%. The Company’s 2016 effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to geographical income mix and its tax valuation allowance, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, favorable resolutions of uncertain tax positions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
The components of net deferred tax assets included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Reserves and accruals	$17,090	$17,247
Net operating loss carryforwards	29,900	34,915
Research and development credit carryforwards	36,446	34,419
Deferred stock-based compensation	2,201	2,677
Intangibles	2,585	2,062
Other	939	1,441
Gross deferred tax assets	89,161	92,761
Valuation allowance	(77,144)	(77,756)
Gross deferred tax assets after valuation allowance	12,017	15,005
Deferred tax liabilities:
Depreciation and amortization	(391)	(259)
Convertible notes	(2,931)	(4,284)
Gross deferred tax liabilities	(3,322)	(4,543)
Net deferred tax assets	$8,695	$10,462

Table of Content

The following table summarizes the activities related to the Company’s valuation allowance (in thousands):

	Year ended December 31,
	2018	2017	2016
Balance at beginning of period	$77,756	$74,480	$64,545
Additions	928	9,028	18,291
Deductions	(1,540)	(5,752)	(8,356)
Balance at end of period	$77,144	$77,756	$74,480
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
In 2018, the Company continued to record a valuation allowance against all of its United States deferred tax assets due to significant cumulative losses in the United States, resulting in a net increase in valuation allowance of $0.9 million. This increase in valuation allowance is offset partially by the release of $1.5 million valuation allowance against one of its Israel subsidiaries due to cumulative income generated in the recent years as well as the analysis of all available positive and negative evidence. As of December 31, 2018, the Company had a valuation allowance of $77.1 million against all of its U.S. federal, California and other states net deferred tax assets.
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

As of December 31, 2018, the Company had $95.9 million, $38.0 million, $21.6 million and $48.0 million of foreign, U.S. federal, U.S. California state, and U.S. other states net operating loss carryforwards (“NOL”), respectively. There is no expiration to the utilization of the foreign NOL, while the U.S. federal and California NOL begin to expire at various dates beginning in 2026 through 2039, if not utilized.

Table of Content

As of December 31, 2018, the Company had U.S. federal and California state tax credit carryforwards of approximately $13.2 million and $34.9 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit forward will not expire.
The Company has not provided U.S. state income taxes and foreign withholding taxes, on approximately $15.3 million of cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2018, the Company had $16.6 million of unrecognized future tax benefits that would favorably impact the effective tax rate in future periods if recognized. The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in millions):

	Year ended December 31,
	2018	2017	2016
Balance at beginning of period	$18.8	$19.2	$15.6
Increase in balance related to tax positions taken during current year	1.0	1.4	4.6
Decrease in balance as a result of a lapse of the applicable statues of limitations	(0.1)	(2.2)	(1.0)
Decrease in balance due to settlement with tax authorities	(1.6)	—	—
Increase in balance related to tax positions taken during prior years	0.2	1.8	—
Decrease in balance related to tax positions taken during prior years	(0.3)	(1.4)	—
Balance at end of period	$18.0	$18.8	$19.2
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2016 through 2018, were not material. The Company had approximately $24.0 thousand and $0.5 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2018 and December 31, 2017.

The 2015 through 2018 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In addition, a subsidiary of the Company is under audit from 2013 to 2017 tax years by the Swiss tax authority. If, upon the conclusion of this audit, the ultimate determination of taxes owed in Switzerland is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has substantially met these various thresholds and the Switzerland tax holiday is effective through the end of 2018. The income tax benefits attributable to the Switzerland holiday were estimated to be approximately $0.4 million, $0.6 million and $0.7 million for each of the fiscal years 2018, 2017 and 2016, increasing diluted earnings per share by approximately $0.005, $0.007 and $0.008 for each of the fiscal years 2018, 2017 and 2016, respectively.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

Table of Content

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(21,035)	$(82,955)	$(72,314)
Denominator:
Weighted average number of shares outstanding:
Basic and diluted	85,615	80,974	77,705
Net loss per share:
Basic and diluted	$(0.25)	$(1.02)	$(0.93)
The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2018, 2017 and 2016, as the effect of inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the years presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	December 31,
	2018	2017	2016
Stock options	3,327	4,470	5,295
Restricted stock units	2,997	3,059	2,536
Stock purchase rights under the ESPP	609	620	659
Warrants (1)	1,268	782	206
Total (2)	8,201	8,931	8,696

(1) In 2016, in connection with the execution of a product supply agreement the Company granted Comcast a warrant to purchase shares of its common stock. See Note 16, “Warrants,” for additional information. The warrants will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the warrant exercise price of $4.76 per share.
(2) Excluded from the table above are the Notes, which are convertible under certain conditions into an aggregate of 22,304,348 shares of common stock. See Note 11, “Convertible Notes, Other Debts and Capital Leases,” for additional information on the Notes. Since the Company’s intent is to settle the principal amount of the Notes in cash, the treasury stock method is being used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share.

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

Comcast’s right to purchase 781,617 shares vested as of the Warrant issuance date as an incentive to enter into the software license product supply agreement. Comcast’s right to purchase 1,172,425 shares vested as of July 31, 2018 upon the acceptance and completion of field trials. Comcast’s right to purchase an additional 781,617 shares will vest upon Comcast’s election for enterprise license pricing for the Company’s CableOS software products. Such pricing would obligate Comcast to make certain total payments to the Company over the term of the product supply agreement.

Comcast’s rights to purchase additional shares in specified tranches vest when Comcast exceeds specified cumulative purchase amounts from the Company under the product supply agreement and, for certain tranches, such purchases are made within specified time periods.

Table of Content

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

The fair value of the Warrant is determined using the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate is based on the U.S. Treasury yield curve rates with maturity terms similar to the expected life of the Warrant. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the Warrant. Expected life is equal to the remaining contractual term of the Warrant. The dividend yield is assumed to be zero since the Company has not historically declared dividends and does not have any plans to declare dividends in the future.

The portion of the Warrant which vested on September 26, 2016 had a fair value of $1.6 million. The fair value was determined using the Black-Scholes option valuation model using the following assumptions: expected term of 7 years, volatility of 42%, risk-free interest rate of 1.4%, and expected dividends of 0.0%.

On July 31, 2018, pursuant to the vesting provisions of the Warrant, an additional tranche of 1,172,425 shares vested and became exercisable upon the acceptance of completion of field trials by Comcast. The fair value of the Warrant on the date of vesting was estimated to be $2.3 million using the Black-Scholes option pricing model with the following assumptions: expected term of 5.2 years, volatility of 45%, risk-free interest rate of 2.9%, and expected dividends of 0.0%. The fair value of the Warrant was recorded as a component of “Other long-term assets” with an equal offset to “Additional paid in capital” on the Company’s Consolidated Balance Sheets. The Company will amortize this asset as a reduction in the Company’s net revenues in proportion to the pertinent sales to Comcast.

During the year ended December 31, 2018, 2017 and 2016, the Company recorded $1.2 million, $0.2 million and $0.4 million, respectively as a reduction to net revenues in connection with amortization of the Warrant.

NOTE 17: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s CODM, which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Access. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. The Cable Access segment provides CableOS cable access solutions and related services to cable operators globally.
On February 29, 2016, the Company completed its acquisition of 100% of the outstanding equity of TVN and assigned TVN to its Video operating segment.

The following table provides summary financial information by reportable segment (in thousands):

Table of Content

	Year ended December 31,
	2018	2017 (1)	2016
Video
Revenue	$313,828	$319,473	$351,489
Gross profit	178,170	173,414	194,044
Operating income (loss)	26,170	(2,024)	11,963
Cable Access
Revenue	$89,730	$38,773	$54,422
Gross profit	39,029	8,892	21,174
Operating loss	(1,756)	(23,154)	(12,131)
Total
Revenue	$403,558	$358,246	$405,911
Gross profit	217,199	182,306	215,218
Operating income (loss)	24,414	(25,178)	(168)

(1) The Company has historically employed an aggregate allocation methodology based on total revenues to attribute professional services revenue and sales expenses between its Video and Cable Access segments. Beginning in the fourth quarter of 2017, the Company prospectively changed to a more precise attribution methodology as the activities of selling and supporting the CableOS solution have become increasingly distinct from those of Video solutions. The impact of making this change for the fiscal year ended December 31, 2017 compared to the Company’s historical approach was an increase in operating loss of $5.9 million from the Video segment and a corresponding decrease in operating loss of the Cable Access segment. The Company believes that the updated allocation methodology provides greater clarity regarding the operating metrics of the Video and Cable Access business segments.
A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Year ended December 31,
	2018	2017 (1)	2016 (1)
Total segment operating income (loss)	$24,414	$(25,178)	$(168)
Unallocated corporate expenses (1)	(3,769)	(20,767)	(38,972)
Stock-based compensation	(17,289)	(16,610)	(13,060)
Amortization of intangibles	(8,367)	(8,322)	(14,836)
Consolidated loss from operations	(5,011)	(70,877)	(67,036)
Non-operating expense, net	(11,937)	(13,830)	(13,394)
Loss before income taxes	$(16,948)	$(84,707)	$(80,430)
(1) For the years ended December 31, 2017 and 2016, the unallocated corporate expenses included TVN acquisition- and integration-related costs, TVN VDP costs (see Note 10, “Restructuring and Related charges-TVN VDP,” for more information on TVN VDP ) and Cable Access product line inventory obsolescence costs, totaling $7.9 million and $32.2 million, respectively. In addition, in fiscal 2017, the unallocated corporate expenses included $8.0 million of Avid litigation settlement cost and associated legal fees (see Note 19, “Legal Proceedings,” for more information). The remaining unallocated corporate expenses for all years presented above include primarily other restructuring charges and excess facilities charges.
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

Table of Content

Geographic Information
The geographic distribution of Harmonic’s revenue and property and equipment, net is summarized in the tables below (in thousands):

	Year ended December 31,
	2018	2017	2016
Net revenue (1):
United States	$181,965	$131,773	$171,016
Other countries	221,593	226,473	234,895
Total	$403,558	$358,246	$405,911
(1) Revenue is attributed to countries based on the location of the customer.

Other than the U.S., no single country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2018, 2017 and 2016.

	As of December 31,
	2018	2017
Property and equipment, net:
United States	$10,376	$13,786
Israel	6,975	8,904
France	3,519	4,573
Other countries	1,451	2,002
Total	$22,321	$29,265
Customer Concentration
Net revenue from Comcast accounted for 15% of the Company’s total net revenue during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, no single customer accounted for more than 10% of our net revenue.
NOTE 18: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its facilities under non-cancelable operating leases which expire at various dates through June 2028. In addition, the Company leases vehicles and phones in Israel the last of which expires in 2020. Total rent expense related to these operating leases was $10.1 million, $10.2 million and $9.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease payments under non-cancellable operating leases at December 31, 2018, are as follows (in thousands):

Operating Leases
Year ending December 31,
2019	$13,515
2020	10,139
2021	4,088
2022	2,523
2023	2,220
Thereafter	6,694
Total minimum payments	$39,179
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

Table of Content

	2018	2017	2016
Balance at beginning of period	$4,381	$4,862	$3,913
Accrual for current period warranties	6,612	5,117	5,482
Balance assumed from TVN acquisition	—	—	1,012
Warranty costs incurred	(6,124)	(5,598)	(5,545)
Balance at end of period	$4,869	$4,381	$4,862
Bank Guarantees and standby Letters of Credit
As of December 31, 2018 and 2017, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.3 million and $2.7 million, respectively, consisting of building leases and performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the parent company. There were no amounts outstanding under this credit facility as of December 31, 2018 and December 31, 2017.
Indemnification
The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2018.
Royalties
The Company has licensed certain technologies from various companies. It incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, the Company has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. Royalty expenses were $4.2 million, $5.2 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and they are included in cost of revenue in the Company’s Consolidated Statements of Operations.
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. The Company had approximately $35.9 million of non-cancelable commitments to purchase inventories and other commitments as of December 31, 2018.

Table of Content

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

Table of Content

NOTE 20: SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2018. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Fiscal 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$90,127	$99,160	$100,616	$113,655
Gross profit (2)	47,183	51,603	50,102	60,321
Net income (loss) (1) (3) (4)	(13,694)	(2,913)	(7,758)	3,330
Net income (loss) per share:
Basic and diluted	$(0.16)	$(0.03)	$(0.09)	$0.04
Shares used in per share calculations:
Basic	83,912	85,304	86,321	86,846
Diluted	83,912	85,304	86,321	89,028
	Fiscal 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$82,943	$82,315	$92,014	$100,974
Gross profit (2)	40,408	33,815	47,025	48,572
Net loss (1) (4)	(24,027)	(31,500)	(15,583)	(11,516)
Net loss per share:
Basic and diluted	$(0.30)	$(0.39)	$(0.19)	$(0.14)
Shares used in per share calculations:
Basic and diluted	79,810	80,590	81,445	82,014
(1) In 2017, the Company incurred TVN acquisition- and integration-related expenses of $2.2 million, $0.5 million, $0.1 million and $0.1 million during the first through fourth quarter of 2017. These costs consisted of acquisition-related costs which include outside legal, accounting and other professional services as well as integration-related costs which include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. These costs are expensed as incurred and the Company did not incur any TVN acquisition- and integration-related expenses in 2018.

(2) Gross margin decreased to 49.8% during the third quarter of 2018 compared to 52.0% during the second quarter of 2018 and increased to 53.1% during the fourth quarter primarily as a result of product mix. Gross margin decreased to 41.1% during the second quarter of 2017 compared to 48.7% during the first quarter of 2017, primarily due to lower service margins and higher inventory obsolescence charges for the Company’s legacy broadcast video inventory due to reduced demand, as well as higher inventory obsolescence charge for our older Cable Edge product lines. The factors negatively impacting the gross margin during the second quarter of 2017 were mostly absent during the third quarter of 2017, and together with a more favorable product mix, the gross margin increased to 51.1% during the third quarter of 2017 compared to 41.1% during the second quarter of 2017.

(3) During the fourth quarter of 2018, the Company recorded net income primarily due to higher revenues with stronger gross margins of 53.1% coupled with reduced operating expenses as a result of our vigilant cost management.

(4) During the fourth quarter of 2018, the Company released $1.0 million of valuation allowance associated with one of Company’s foreign subsidiaries. During the third and fourth quarter of 2017, the Company recorded $2.4 million of tax benefit associated with the release of tax reserves for uncertain tax positions as a result of the expiration of statute of limitations and $2.5 million of tax benefits associated with the alternative minimum tax refund related to the TCJA, respectively. These tax benefits were offset by $3.0 million tax expense recorded during the fourth quarter of 2017, related to tax law changes in one of the Company’s foreign subsidiaries.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2018.
The Company’s independent registered public accounting firm, Armanino LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2018, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2019 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2019 Proxy Statement is incorporated herein by reference.

Table of Content

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.
Harmonic has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all employees, including Harmonic’s Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Code is available on the Company’s website at www.harmonicinc.com.

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
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.
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

Table of Content

Exhibit Number	Description

3.1(ii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2 (xv)	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.2(iii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

4.3(viii)	Indenture, dated December 14, 2015, by and between the Company and U.S. Bank National Association

4.4(vii)	Form of 4.00% Senior Convertible Note due 2020 (included in Exhibit 4.3)

4.5(x)†	Warrant to Purchase Shares of Common Stock of Harmonic, Inc.

10.1(i)*	Form of Indemnification Agreement

10.2(vii)*	1995 Stock Plan, as amended and restated on June 13, 2017

10.3(xiv)*	2002 Director Stock Plan, as amended and restated on June 13, 2017

10.4(xiv)*	2002 Employee Stock Purchase Plan, as amended and restated on June 13, 2017

10.5(xiii)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective March 20, 2018

10.6(xiii)*
Form of Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and each of Sanjay Kalra, Nimrod Ben-Natan, Neven Haltmayer, Eric Louvet and Tim Warren, effective March 20, 2018

10.8(vii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.9(iv)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.10(iv)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.11(iv)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.12 (xii)	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.13(v)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.15(vi)*	Amended and Restated Loan and Security Agreement, dated as of December 18, 2017, by and among Harmonic Inc., Harmonic International AG and Silicon Valley Bank

10.16(xi)
Put Option Agreement, dated as of December 7, 2015, by and between Harmonic Inc. and Mr. Eric Louvet, Mr. Eric Gallier, Mr. Jean-Marc Guiot, Mr. Claude Perron, Mrs. Crystele Trévisan-Jallu, Mrs. Delphine Sauvion, Mr. Marc Procureur, Mr. Christophe Delahousse, Mr. Hervé Congard, Mr. Arnaud de Puyfontaine, FPCI Winch Capital 3, Montalivet Networks and FPCI CIC Mezzanine 3

10.18(xi)
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

10.19(x)	Registration Rights Agreement, dated September 26, 2016, by and between the Company and Comcast.

21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP - Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Table of Content

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

†
Registrant has omitted portions of this exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(iii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(iv)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(v)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

(vi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 21, 2017.

(vii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated June 22, 2017.

(xiii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2015.

(ix)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2016.

(x)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2016.
(xi) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(xii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(xiii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 26, 2018.

(xiv)	Previously filed as an Exhibit to the Company’ Registration Statement on Form S-8, dated June 25, 2018.

(xv)	Previously filed as an exhibit to the Company’s Periodic Report on Form 10-Q, dated November 5, 2018.

Item 16.	FORM 10-K SUMMARY
None.

Table of Content

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 1, 2019.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	March 1, 2019
(Patrick J. Harshman)

/s/ SANJAY KALRA	Chief Financial Officer	March 1, 2019
(Sanjay Kalra)	(Principal Financial and Accounting Officer)

/s/ PATRICK GALLAGHER	Chairman	March 1, 2019
(Patrick Gallagher)

/s/ E. FLOYD KVAMME	Director	March 1, 2019
(E. Floyd Kvamme)

/s/ SUSAN G. SWENSON	Director	March 1, 2019
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	March 1, 2019
(Mitzi Reaugh)

/s/ NIKOS THEODOSOPOULOS	Director	March 1, 2019
(Nikos Theodosopoulos)

/s/ DAVID KRALL	Director	March 1, 2019
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	March 1, 2019
(Deborah L. Clifford)