Form 10-Q
period 2019-03-29
HARMONIC INC
filed 2019-05-06
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 29, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	HLIT	The NASDAQ Stock Market LLC
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 26, 2019 was 88,794,608.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$69,916	$65,989
Accounts receivable, net	58,930	81,795
Inventories	29,325	25,638
Prepaid expenses and other current assets	22,900	23,280
Total current assets	181,071	196,702
Property and equipment, net	20,976	22,321
Operating lease right-of-use assets	21,616	—
Goodwill	239,848	240,618
Intangibles, net	10,704	12,817
Other long-term assets	39,962	38,377
Total assets	$514,177	$510,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and finance lease obligations, current	$7,124	$7,175
Accounts payable	25,436	33,778
Income taxes payable	884	1,099
Deferred revenue	47,422	41,592
Accrued and other current liabilities	53,238	52,761
Total current liabilities	134,104	136,405
Convertible notes, long-term	116,413	114,808
Other debts and finance lease obligations, long-term	12,402	12,684
Income taxes payable, long-term	466	460
Other non-current liabilities	30,231	18,228
Total liabilities	293,616	282,585
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 88,784 and 87,057 shares issued and outstanding at March 29, 2019 and December 31, 2018, respectively	89	87
Additional paid-in capital	2,300,259	2,296,795
Accumulated deficit	(2,077,322)	(2,067,416)
Accumulated other comprehensive loss	(2,465)	(1,216)
Total stockholders’ equity	220,561	228,250
Total liabilities and stockholders’ equity	$514,177	$510,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 29, 2019	March 30, 2018
Revenue:
Appliance and integration	$52,365	$63,986
SaaS and service	27,741	26,141
Total net revenue	80,106	90,127
Cost of revenue:
Appliance and integration	27,054	30,576
SaaS and service	11,203	12,368
Total cost of revenue	38,257	42,944
Total gross profit	41,849	47,183
Operating expenses:
Research and development	21,401	23,457
Selling, general and administrative	28,011	31,163
Amortization of intangibles	788	804
Restructuring and related charges	57	1,086
Total operating expenses	50,257	56,510
Loss from operations	(8,408)	(9,327)
Interest expense, net	(2,906)	(2,757)
Other expense, net	(311)	(532)
Loss before income taxes	(11,625)	(12,616)
Provision for (benefit from) income taxes	(319)	1,078
Net loss	$(11,306)	$(13,694)

Net loss per share:
Basic and diluted	$(0.13)	$(0.16)
Shares used in per share calculation:
Basic and diluted	88,165	83,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	March 29, 2019	March 30, 2018
Net loss	$(11,306)	$(13,694)
Loss reclassified into earnings	157	—
Change in foreign currency translation adjustments	(1,300)	1,734
Other comprehensive income before tax	(1,143)	1,734
Less: Provision for income taxes	106	—
Other comprehensive income (loss), net of tax	(1,249)	1,734
Total comprehensive loss	(12,555)	(11,960)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	82,554	83	2,272,690	(2,057,812)	3,382	218,343
Cumulative effect to retained earnings related to adoption of ASC 606	—	—	—	11,431	—	11,431
Balance at January 1, 2018	82,554	83	2,272,690	(2,046,381)	3,382	229,774
Net loss	—	—	—	(13,694)	—	(13,694)
Other comprehensive income, net of tax	—	—	—	—	1,734	1,734
Issuance of common stock under option, stock award and purchase plans	2,640	2	2,345	—	—	2,347
Stock-based compensation	—	—	5,812	—	—	5,812
Balance at March 30, 2018	85,194	85	2,280,847	(2,060,075)	5,116	225,973

Balance at December 31, 2018	87,057	87	2,296,795	(2,067,416)	(1,216)	228,250
Cumulative effect to retained earnings related to adoption of Topic 718 (1)	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	87	2,296,795	(2,066,016)	(1,216)	229,650
Net loss	—	—	—	(11,306)	—	(11,306)
Other comprehensive loss, net of tax	—	—	—	—	(1,249)	(1,249)
Issuance of common stock under option, stock award and purchase plans	1,727	2	1,353	—	—	1,355
Stock-based compensation	—	—	2,111	—	—	2,111
Balance at March 29, 2019	88,784	89	2,300,259	(2,077,322)	(2,465)	220,561
(1) See Note 2, “Recent Accounting Pronouncements” for more information on the adoption of Accounting Standard Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting issued by the Financial Accounting Standards Board.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net loss	$(11,306)	$(13,694)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	2,083	2,099
Depreciation	2,846	3,456
Stock-based compensation	2,113	5,757
Amortization of discount on convertible debt and issuance cost	1,605	1,453
Amortization of non-cash warrant	25	111
Restructuring, asset impairment and loss on retirement of fixed assets	103	40
Deferred income taxes, net	(538)	—
Foreign currency adjustments	(638)	835
Provision for excess and obsolete inventories	254	458
Allowance for doubtful accounts and returns	417	1,122
Other non-cash adjustments, net	287	132
Changes in operating assets and liabilities:
Accounts receivable	22,351	(5,925)
Inventories	(4,157)	424
Prepaid expenses and other assets	1,417	(6,511)
Accounts payable	(8,177)	(5,710)
Deferred revenue	4,750	10,009
Income taxes payable	(192)	253
Accrued and other liabilities	(9,027)	(933)
Net cash provided by (used in) operating activities	4,216	(6,624)
Cash flows from investing activities:
Purchases of property and equipment	(1,674)	(1,775)
Net cash used in investing activities	(1,674)	(1,775)
Cash flows from financing activities:
Proceeds from other debts and finance leases	160	—
Repayment of other debts and finance leases	(97)	(448)
Proceeds from common stock issued to employees	2,012	2,347
Payment of tax withholding obligations related to net share settlements of restricted stock units	(657)	—
Net cash provided by financing activities	1,418	1,899
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	73
Net increase (decrease) in cash, cash equivalents and restricted cash	3,927	(6,427)
Cash, cash equivalents and restricted cash at beginning of period	65,989	58,757
Cash, cash equivalents and restricted cash at end of period	$69,916	$52,330
Supplemental disclosures of cash flow information:
Income tax payments, net	490	586
Interest payments, net	92	148
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	91	325

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$69,916	$52,045
Restricted cash included in prepaid expenses and other current assets	—	285
Total cash, cash equivalents and restricted cash	$69,916	$52,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary to present fairly the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the “2018 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2019, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted.
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

Beginning in the first quarter of fiscal 2019, the Company revised the classification of total revenue in the Condensed Consolidated Statements of Operations from the two previous categories, “Product” and “Service”, to two new categories, “Appliance and integration” and “SaaS and service”. The Company has also reclassified revenue into the two new categories for all prior periods to conform to the current period’s presentation. This reclassification within revenue did not have an impact on total revenue or any segment revenue for any periods presented.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2018 Form 10-K. There have been no significant changes to these policies during the three months ended March 29, 2019 other than those disclosed in Note 2, “Recent Accounting Pronouncements”.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements

Accounting Standards Codification (ASC) Topic 842, “Leases”

On January 1, 2019, the Company adopted ASC 842, Leases (“Topic 842”), using the modified retrospective method, applying Topic 842 to all leases existing at the date of initial application. The Company elected to use the effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The Company elected certain practical expedients, which among other things, allowed the Company to carry forward prior conclusions about lease identification and classification.

Adoption of the standard resulted in the balance sheet recognition of additional lease assets and liabilities of approximately $23.3 million; however, the adoption of the standard did not have an impact on the Company’s beginning retained earnings, results from operations or cash flows. See Note 4, “Leases” for additional information.

ASU No. 2018-07, Compensation-Stock Compensation (Topic 718)

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The Company adopted this new standard in the first quarter of fiscal 2019, and the adoption resulted in an adjustment of $1.4 million as the cumulative effect adjustment to opening retained earnings relating to the accounting of warrants which were previously granted to Comcast. This represents the cumulative impact of the remeasurement of unvested Comcast warrants on the date of adoption. See Note 15, “Warrants” for additional information.

ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

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

The Company early adopted this new standard in the third quarter of fiscal 2018 and applied it prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements for the year ended December 31, 2018. During the three months period ended March 29, 2019, the Company incurred a total implementation cost of $0.1 million which were included in “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance will become effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this updated guidance. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this updated guidance and delay adoption of the additional disclosures until their effective date. The Company does not currently hold any level 3 assets or liabilities which require recurring measurements and the Company expects the impact to its disclosure will be relatively limited.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. The new ASU is effective for the Company for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements.

NOTE 3: REVENUE
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

Beginning in the first quarter of fiscal 2019, the Company revised the classification of total revenue in the Condensed Consolidated Statement of Operations from the two previous categories, “Product” and “Service”, to two new categories, “Appliance and integration” and “SaaS and service”. The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for the Company’s SaaS platform and support revenue stream from the Company’s appliance-based customers and reflects the Company’s recurring revenue stream.

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

Contract Balances. Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).

Contract assets and deferred revenue consisted of the following:

	As of
	March 29, 2019	March 30, 2018
Contract assets	$3,707	$3,834
Deferred revenue	51,628	46,922

Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Condensed Consolidated Balance Sheets. See Note 8, “Balance Sheet Components” for additional information.

During the three months ended March 29, 2019 and March 30, 2018, the Company recognized revenue of $21.2 million and $19.9 million, respectively, that was included in the deferred revenue balance at the beginning of the period.

The Company elected the practical expedient under Topic 606 to not disclose the transaction price allocated to remaining performance obligations, since the majority of the Company’s arrangements have original expected durations of one year or less, or the invoicing corresponds to the value of the Company’s performance completed to date.

See Note 16, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to ten years. The lease term represents the non-cancelable period of the lease. For certain leases, the Company has an option to extend the lease term. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company combines the lease and non-lease components in determining the lease liabilities and right-of-use assets. The Company also elected to carry forward prior conclusions about lease identification and classification.

The Company’s lease contracts do not provide an implicit borrowing rate, hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. The Company uses the parent entity’s incremental borrowing rates as the treasury operations are managed centrally by the parent entity and, consequently, the pricing of leases at a subsidiary level is typically significantly influenced by the credit risk evaluated at the parent or consolidated group level on the basis of guarantees or other payment mechanisms that allow the lessor to look beyond just the subsidiary for payment.

The components of lease expense are as follows:

Three months ended
March 29, 2019
Operating lease cost	$1,996
Variable lease cost	779
Total lease cost	$2,775

Other information related to leases are as follows:

Three months ended
March 29, 2019
Supplemental cash flow information
Operating cash flows from operating leases	$2,130
Operating leases
Weighted-average remaining lease term (years)	6.9 years
Weighted-average discount rate	5.5%
Future minimum lease payments under non-cancelable operating leases as of March 29, 2019 are as follows (in thousands):

Years ending December 31,
2019 (remaining nine months)	$8,329
2020	8,494
2021	3,914
2022	2,487
2023	2,189
Thereafter	6,614
Total future minimum lease payments	$32,027
Less: imputed interest	(5,044)
Total	$26,983
Future minimum lease payments under non-cancelable operating leases as of December 31, 2018, as disclosed in our 2018 Annual Report on Form 10-K filed with SEC, were as follows (in thousands):

Years ending December 31,
2019	$13,515
2020	10,139
2021	4,088
2022	2,523
2023	2,220
Thereafter	6,694
Total future minimum lease payments	$39,179

NOTE 5: INVESTMENTS IN EQUITY SECURITIES
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

The Company determined that there were no indicators at March 29, 2019 that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at March 29, 2019 was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

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
Losses on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended
	Financial Statement Location	March 29, 2019	March 30, 2018
Derivatives not designated as hedging instruments:
Losses recognized in income	Other expense, net	$(565)	$(113)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	March 29, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Purchase	$26,617	$28,975
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	March 29, 2019	December 31, 2018	Balance Sheet Location	March 29, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$22	$—	Accrued and other current liabilities	$181	$333
Total derivatives		$22	$—		$181	$333
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of March 29, 2019, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets
Derivative assets	$22	—	$22
Derivative liabilities	$181	—	$181
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of March 29, 2019, the total compensating balance maintained was $1.0 million.

NOTE 7: FAIR VALUE MEASUREMENTS
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 29, 2019
Prepaid expenses and other current assets
Derivative assets	$—	$22	$—	$22
Total assets measured and recorded at fair value	$—	$22	$—	$22
Accrued and other current liabilities
Derivative liabilities	$—	$181	$—	$181
Total liabilities measured and recorded at fair value	$—	$181	$—	$181
	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Accrued and other current liabilities
Derivative liabilities	$—	$333	$—	$333
Total liabilities measured and recorded at fair value	$—	$333	$—	$333

The Company’s liability for the TVN VDP (as defined below) was $1.8 million and $2.4 million as of March 29, 2019 and December 31, 2018, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. The fair value of this liability has not been subsequently remeasured based on the applicable accounting guidance. See Note 10, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s convertible notes was approximately $147.8 million and $136.5 million as of March 29, 2019 and December 31, 2018, respectively, and represents a Level 2 valuation. The Company’s other debts assumed from the Thomson Video Networks (“TVN”) acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding finance leases, outstanding as of March 29, 2019 and December 31, 2018 were in the aggregate of $19.4 million and $19.7 million, respectively. (See Note 11, “Convertible Notes, Other debts and Finance Leases” for additional information).
During the three months ended March 29, 2019, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	March 29, 2019	December 31, 2018
Accounts receivable, net:
Accounts receivable	$61,345	$85,292
Less: allowances for doubtful accounts and sales returns	(2,415)	(3,497)
Total	$58,930	$81,795

	March 29, 2019	December 31, 2018
Inventories:
Raw materials	$2,536	$1,705
Work-in-process	833	991
Finished goods	15,769	12,267
Service-related spares	10,187	10,675
Total	$29,325	$25,638

	March 29, 2019	December 31, 2018
Prepaid expenses and other current assets:
French R&D tax credits receivable(1)	$7,159	$7,305
Prepaid expenses	6,219	4,834
Contract assets(2)	3,707	3,834
Deferred cost of revenue	1,318	3,671
Capitalized commission	933	1,098
Other	3,564	2,538
Total	$22,900	$23,280
(1) The Company’s TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credits receivable at March 29, 2019 were approximately $27.4 million and are expected to be recoverable from 2019 through 2022 with $7.2 million reported as a component of “Prepaid expenses and other current assets” and $20.2 million reported as a component of “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets.

(2) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

	March 29, 2019	December 31, 2018
Property and equipment, net:
Machinery and equipment	$74,956	$75,094
Capitalized software	32,861	32,696
Leasehold improvements	14,953	14,951
Furniture and fixtures	6,031	6,049
Property and equipment, gross	128,801	128,790
Less: accumulated depreciation and amortization	(107,825)	(106,469)
Total	$20,976	$22,321

	March 29, 2019	December 31, 2018
Other long-term assets:
French R&D tax credits receivable	$20,200	$19,249
Deferred tax assets	9,198	8,695
Equity investment	3,593	3,593
Other	6,971	6,840
Total	$39,962	$38,377

	March 29, 2019	December 31, 2018
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$15,483	$21,451
Operating lease liability (short-term)	10,660	—
Accrued warranty	4,587	4,869
Contingent inventory reserves	2,259	2,500
Accrued TVN VDP, current (1)	1,515	1,585
Accrued Avid litigation settlement, current	1,500	1,500
Others	17,234	20,856
Total	$53,238	$52,761

(1) See Note 10, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

	March 29, 2019	December 31, 2018
Other non-current liabilities:
Operating lease liability (long-term)	$16,323	$—
Deferred revenue (long-term)	4,206	5,330
Others	9,702	12,898
Total	$30,231	$18,228

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

The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of October. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The two-step impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. No impairment indicators were identified as of March 29, 2019.

The changes in the carrying amount of goodwill for the three months ended March 29, 2019 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2018	$179,839	$60,779	$240,618
Foreign currency translation adjustment	(786)	16	(770)
Balance as of March 29, 2019	$179,053	$60,795	$239,848

Intangible Assets, Net
The following is a summary of intangible assets, net (in thousands):

		March 29, 2019			December 31, 2018
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	0.9	$31,707	$(26,871)	$4,836	$31,707	$(25,576)	$6,131
Customer relationships/contracts	1.9	44,583	(38,855)	5,728	44,650	(38,146)	6,504
Trademarks and trade names	0.9	610	(470)	140	623	(441)	182
Maintenance agreements and related relationships	n/a	5,500	(5,500)	—	5,500	(5,500)	—
Order backlog	n/a	3,087	(3,087)	—	3,112	(3,112)	—
Total identifiable intangibles		$85,487	$(74,783)	$10,704	$85,592	$(72,775)	$12,817

Amortization expense for the identifiable purchased intangible assets for the three months ended March 29, 2019 and March 30, 2018 was allocated as follows (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Included in cost of revenue	$1,295	$1,295
Included in operating expenses	788	804
Total amortization expense	$2,083	$2,099
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2019 (remaining nine months)	$3,885	$2,356	$6,241
2020	951	3,014	3,965
2021	—	498	498
Total future amortization expense	$4,836	$5,868	$10,704

NOTE 10: RESTRUCTURING AND RELATED CHARGES
The Company has implemented several restructuring plans in an effort to better align its resources with its business strategy. The goal of these plans was to bring operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs. These restructuring plans have primarily been comprised of excess facilities, severance payments and termination benefits related to headcount reductions.

In the three months ended March 29, 2019, the Company recorded an aggregate amount of $0.3 million of restructuring and related charges for severance and employee benefits for certain employees, primarily in one specific function within the Video segment. The activities associated with the charges were substantially completed in the first quarter of fiscal 2019. The Company made $0.1 million in payments in the first quarter of 2019, with the remaining $0.2 million liability outstanding as of March 29, 2019.

The Company initiated restructuring plans during fiscal 2018 and prior years. During fiscal 2018, the Company revised certain estimates made in connection with the prior restructuring plans and recorded credits of $0.2 million. As of March 29, 2019, total liabilities related to the prior restructuring plans were $4.2 million.

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Restructuring and related charges in:
Cost of revenue	$301	$762
Operating expenses - Restructuring and related charges	57	1,086
Total restructuring and related charges	$358	$1,848
As of March 29, 2019 and December 31, 2018, the Company’s total restructuring liability was $4.4 million and $5.3 million, respectively, of which $3.2 million and $3.3 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $1.2 million and $2.0 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s restructuring plans during the three months ended March 29, 2019 (in thousands):

	Excess facilities	Severance and benefits	TVN VDP (1)	Total
Balance at December 31, 2018	$2,926	$—	$2,409	$5,335
Charges for current period	—	346	—	346
Adjustments to restructuring provisions	37	—	(25)	12
Cash payments	(506)	(144)	(579)	(1,229)
Foreign exchange effect	—	—	(44)	(44)
Balance at March 29, 2019	$2,457	$202	$1,761	$4,420

(1) “TVN VDP” consists of restructuring-related costs in connection with the TVN acquisition that included global workforce reductions, exiting certain operating facilities and disposing of excess assets and an employee voluntary departure plan in France.

Excess Facility in San Jose, California

In August 2018, the Company exited an additional excess facility at its U.S. headquarters in San Jose, California and recorded $0.9 million in facility exit costs. As of March 29, 2019, the remaining liability for the additional excess facility exited in August 2018 was $0.9 million, which will be paid out over the remainder of the leased properties’ term through August 2020.

TVN VDP

The amount recorded for the three months ended March 29, 2019 and March 30, 2018 was immaterial. The TVN VDP liability balance as of March 29, 2019 was $1.8 million, payable through 2020.

NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND FINANCE LEASES
4.00% Convertible Senior Notes
In December 2015, the Company issued $128.25 million in aggregate principal amount of 4.00% Senior Convertible Notes due 2020 (the “offering” or “Notes”, as applicable) pursuant to an indenture (the “Indenture”), dated December 14, 2015, by and between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year and the Notes will mature on December 1, 2020 unless earlier repurchased or converted. The Notes will be convertible into cash, shares of the Company’s common stock, par value $0.001 (“Common Stock”), or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances, in each case, as set forth in the Indenture.
Prior to the close of business on the business day immediately preceding September 1, 2020, the Notes will be convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any 5 consecutive trading day period (the “measurement period ”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.
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
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the Notes was valued at $26.1 million and bifurcated from the host debt instrument and recorded in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at the effective interest rate over the contractual term of the Notes. The following table presents the components of the Notes as of March 29, 2019 and December 31, 2018 (in thousands, except for years and percentages):

	March 29, 2019	December 31, 2018
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(10,563)	(11,996)
Less: Debt issuance costs, net of amortization	(1,274)	(1,446)
Carrying amount	$116,413	$114,808
Remaining amortization period (years)	1.7	1.9
Effective interest rate on liability component	9.94%	9.94%
Carrying amount of equity component	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Contractual interest expense	$1,283	$1,283
Amortization of debt discount	1,433	1,297
Amortization of debt issuance costs	172	156
Total interest expense recognized	$2,888	$2,736

Other Debts and Finance Leases

The Company has a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	March 29, 2019	December 31, 2018
Financing from French government agencies related to various government incentive programs (1)	$18,566	$18,783
Term loans	819	914
Obligations under finance leases	141	162
Total debt obligations	19,526	19,859
Less: current portion	(7,124)	(7,175)
Long-term portion	$12,402	$12,684
(1) As of March 29, 2019 and December 31, 2018, loans backed by French R&D tax credit receivables were $16.4 million and $16.7 million, respectively. As of March 29, 2019, the TVN French Subsidiary had an aggregate of $27.4 million of R&D tax credit receivables from the French government from 2019 through 2022. See Note 8, “Balance Sheet Components” for additional information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2019 through 2021. The remaining loans of $2.2 million at March 29, 2019, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2019 through 2025.

Future minimum repayments

The table below presents the future minimum repayments of debts and finance lease obligations for TVN as of March 29, 2019 (in thousands):

Years ending December 31,	Finance lease obligations	Other Debt obligations
2019 (remaining nine months)	$106	$6,866
2020	35	6,475
2021	—	5,226
2022	—	443
2023	—	151
Thereafter	—	224
Total	$141	$19,385

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

The Loan Agreement contains customary affirmative and negative covenants. The Company must comply with financial covenants requiring it to maintain (i) a short-term asset to short-term liabilities ratio of at least 1.10 to 1.00 and (ii) a minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. The Company must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to at least $10.0 million at all times. As of March 29, 2019, the Company was in compliance with the covenants under the Loan Agreement.

As of March 29, 2019, the Company committed $1.8 million towards security for letters of credit issued under the Loan Agreement. There were no other borrowings under the Loan Agreement as of March 29, 2019.

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 12, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2018 Form 10-K for details pertaining to each plan.

As of March 29, 2019, there were 0.8 million and 4.8 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the three months ended March 29, 2019 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	3,068	$5.76
Exercised	(6)	2.25
Canceled or expired	(379)	6.14
Balance at March 29, 2019	2,683	5.71	2.4	$1,646.6
As of March 29, 2019
Vested and expected to vest	2,683	5.71	2.4	$1,646.3
Exercisable	2,673	5.72	2.4	$1,633.5
The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the three months ended March 29, 2019.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three months ended March 29, 2019 and March 30, 2018, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information during the three months ended March 29, 2019 (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	3,403	$3.99
Granted	35	5.49
Vested	(1,313)	3.91
Forfeited	(20)	4.01
Balance at March 29, 2019	2,105	4.10
French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of TVN in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Service cost	$57	$63
Interest cost	20	19
Net periodic benefit cost	$77	$82

The present value of the Company’s pension obligation as of March 29, 2019 was $4.9 million, of which $0.1 million was reported as a component of “Accrued and other current liabilities” and $4.8 million was reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2018 was $4.9 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the three months ended March 29, 2019 and March 30, 2018 were $122,000 and $112,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Stock-based compensation in:
Cost of revenue	$225	$515
Research and development expense	616	1,804
Selling, general and administrative expense	1,272	3,438
Total stock-based compensation in operating expense	1,888	5,242
Total stock-based compensation	$2,113	$5,757
As of March 29, 2019, total unrecognized stock-based compensation cost related to unvested RSUs was $6.9 million and is expected to be recognized over a weighted-average period of approximately 1.44 years.
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

	ESPP Purchase Period Ending
	July 1, 2019	July 2, 2018
Expected term (years)	0.5	0.5
Volatility	43%	60%
Risk-free interest rate	2.5%	1.7%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.31	$1.34
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

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Loss before income taxes	$(11,625)	$(12,616)
Provision for (benefit from) income taxes	(319)	1,078
Effective income tax rate	2.7%	(8.5)%
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

The Company's effective income tax rate of 2.7% for the three months ended March 29, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the three months ended March 29, 2019, the Company recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of its foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from the Company receiving a favorable tax ruling during the quarter.

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

As of March 29, 2019, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.5 million, of which $16.2 million would affect the Company’s effective tax rate if the benefits are eventually recognized, subject to valuation allowance considerations. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $30 thousand of gross interest and penalties accrued as of March 29, 2019. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. For the three months ended March 29, 2019, the Company released $0.4 million unrecognized tax benefits and the Company anticipates that unrecognized tax benefits will decrease up to approximately $0.3 million over the next 12 months due to settlements with tax authorities.

NOTE 14: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	March 29, 2019	March 30, 2018
Numerator:
Net loss	$(11,306)	$(13,694)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	88,165	83,912
Net loss per share:
Basic and diluted	$(0.13)	$(0.16)
Basic net loss per share was the same as diluted net loss per share for the three months ended March 29, 2019 and March 30, 2018, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the periods presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Stock options	2,941	3,705
RSUs	2,400	2,206
Stock purchase rights under the ESPP	489	836
Warrants (1)	1,954	782
Total (2)	7,784	7,529
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

(2) Excluded from the table above are the Notes, which are convertible under certain conditions into an aggregate of 22,304,348 shares of common stock. (See Note 11, “Convertible Notes, Other Debts and Finance Leases” for additional information on the Notes). Since the Company’s intent is to settle the principal amount of the Notes in cash, the treasury stock method is being used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share.

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

The Warrant is considered an incentive for Comcast to purchase certain of the Company’s products. Therefore, the value of the vested Warrant is recorded as an asset, which is recognized as a reduction in the Company’s net revenues in proportion to the pertinent sales to Comcast. The Warrant is considered indexed to the Company’s common stock and classified as stockholders’ equity based on its terms. Accordingly, the vested Warrant amounts are included in “Additional paid-in capital”.
Prior to adoption of new accounting guidance on January 1, 2019, changes in fair value of the warrant shares were being marked to market until final vesting, and any adjustment as such was being recorded in revenue. The change in fair value together with vested warrant shares was being amortized to revenue using a ratio of revenue recognized from the customer in the period compared to total revenue expected from the customer. The value of the Warrant was recorded as a reduction in the Company’s net revenues to the extent such value did not exceed net revenues from pertinent sales to Comcast. In the first quarter of fiscal 2019, due to the adoption of Topic 718 as disclosed in Note 2, “Recent Accounting Pronouncements”, the fair value of unvested warrant shares is no longer required to be marked to market. As a result, the charge to revenue for warrant shares no longer includes the change in fair value of the warrant shares.

In fiscal 2018, the fair value of the Warrant was determined using the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model included the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate was based on the U.S. Treasury yield curve rates with maturity terms similar to the expected life of the Warrant. Expected volatility was determined utilizing historical volatility over a period of time equal to the expected life of the Warrant. Expected life was equal to the remaining contractual term of the Warrant. The dividend yield was assumed to be zero since the Company had not historically declared dividends and did not have any plans to declare dividends in the future.

During the three months ended March 29, 2019 and March 30, 2018, the Company recorded $25 thousand and $0.1 million, respectively, as a reduction to net revenues in connection with amortization of the Warrant.

NOTE 16: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engages in business activities for which separate financial information is available and evaluated by the Company’s Chief Operating Decision Maker (the “CODM”), which for Harmonic is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Access. The operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (“telco”) Pay-TV service providers. The Cable Access segment sells cable access solutions and related services to cable operators globally.
The following table provides summary financial information by reportable segment (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Video
Revenue	$67,176	$71,748
Gross profit	38,602	41,226
Operating income	1,968	1,995
Cable Access
Revenue	$12,930	$18,379
Gross profit	5,068	8,529
Operating loss	(5,822)	(1,624)
Total
Revenue	$80,106	$90,127
Gross profit	43,670	49,755
Operating income (loss)	(3,854)	371

A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Total segment operating income (loss)	(3,854)	371
Unallocated corporate expenses	(358)	(1,842)
Stock-based compensation	(2,113)	(5,757)
Amortization of intangibles	(2,083)	(2,099)
Loss from operations	(8,408)	(9,327)
Non-operating expense, net	(3,217)	(3,289)
Loss before income taxes	$(11,625)	$(12,616)

Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges, TVN acquisition and integration-related costs, and certain other non-recurring charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

Geographic Information

	Three months ended
	March 29, 2019	March 30, 2018
Net Revenue (1)
United States	$30,115	$41,776
Other Countries	49,991	48,351
Total	$80,106	$90,127

(1)  Revenue is attributed to countries based on the location of the customer.

Market Information

	Three months ended
	March 29, 2019	March 30, 2018
Market
Service Provider	$44,212	$52,217
Broadcast and Media	35,894	37,910
Total	$80,106	$90,127

NOTE 17: COMMITMENTS AND CONTINGENCIES
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

	Three months ended
	March 29, 2019	March 30, 2018
Balance at beginning of period	$4,869	$4,381
Accrual for current period warranties	1,403	1,736
Warranty costs incurred	(1,685)	(1,595)
Balance at end of period	$4,587	$4,522
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. The Company had approximately $45.0 million of non-cancelable commitments to purchase inventories and other commitments as of March 29, 2019.
Standby Letters of Credit and Guarantees
As of March 29, 2019 and December 31, 2018, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.2 million and $2.3 million, respectively, consisting of building leases and performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of March 29, 2019 and December 31, 2018, respectively.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through March 29, 2019.

Legal proceedings
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that the Company’s MediaGrid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid’s infringement allegations in their entirety. In January 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit. In January 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement.

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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 42 of this Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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
We had previously classified our total revenue in two categories, “Product” and “Service”. Beginning in the first quarter of fiscal 2019, to better reflect the nature of our business and sharpen the focus on our revenue priorities, we have updated our revenue categories to “Appliance and integration” and “SaaS and service”. The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for our SaaS platform and support revenue stream from our appliance-based customers and reflects our recurring revenue stream.

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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three months ended March 29, 2019 accounted for 39% of our net revenue, compared to 42% for the corresponding period in 2018. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three months ended March 29, 2019, no single customer accounted for more than 10% of our net revenue. During the three months ended March 30, 2018, Comcast accounted for 14% of our net revenue. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $10.0 million, or 11%, in the three months ended March 29, 2019, compared to the corresponding period in 2018, primarily due to a decrease in revenue of $5.5 million and $4.5 million in our Cable Access segment and Video segment revenue, respectively. The decrease in our Cable Access segment revenue in the three months ended March 29, 2019 was primarily due to a shift in timing of CableOS related hardware shipments from the first quarter to later in the year and a decrease in sales of CableOS software and support services. The decrease in our Video segment revenue in the three months ended March 29, 2019 was primarily due to a shift in timing of certain bookings from the first quarter to later in the year, driven primarily by growing customer interest in our SaaS offerings and the increased time to close SaaS transactions relative to appliance-based product sales transactions.
Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture and Ultra HD. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, OTT, and new mobile video services. We continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions and services, including OTT SaaS subscription offerings that enable video compression and processing through our VOS software platform running on standard off-the-shelf servers, in data centers and in the cloud.

Our Cable Access strategy is to continue to deliver software-based cable access technologies, which we refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based cable access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, distributed Remote PHY or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our CableOS solutions resolve space and power constraints in the headend and hub, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and will help us become a major player in the cable access market. In the meantime, we believe our Cable Access segment is gaining momentum in the marketplace as our customers have begun to adopt new virtualized DOCSIS 3.1 CMTS solutions and distributed access architectures. While we are in the early stages of field trials and deployments and may experience near-term challenges, we continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements.

To support our Cable Access strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast a Warrant to further incentivize Comcast to purchase our products and adopt our technologies, particularly our CableOS solutions. Pursuant to the Warrant, Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. Because the Warrant is considered an incentive for Comcast to purchase certain of the Company’s products, the value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 15, “Warrants,” of the Notes to our Condensed Consolidated Financial Statements for additional information).
As the timing of our customers' investment decisions can be uncertain, we have implemented restructuring plans to better align the Company's resources and strategic goals. We continue to focus on expense controls on a company-wide basis. (See Note 10, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of March 29, 2019 was $69.9 million. During the three months ended March 29, 2019, we generated $4.2 million of cash provided by operating activities. We also entered into a line of credit with Silicon Valley Bank in September 2017 which has not been used to withdraw any cash to date. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Our critical accounting policies, judgments and estimates are disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the three months ended March 29, 2019 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three months ended March 29, 2019 and March 30, 2018 (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q1 FY19 vs Q1 FY18
Segment:
Video	$67,176	$71,748	$(4,572)	(6)%
Cable Access	12,955	18,490	(5,535)	(30)%
Total segment revenue	80,131	90,238	(10,107)	(11)%
Amortization of warrants	(25)	(111)	86	—
Total net revenue	$80,106	$90,127	$(10,021)	(11)%

Segment revenue as a % of total segment revenue:
Video	84%	80%
Cable Access	16%	20%
The following table presents the breakdown of revenue by geographical region for the three months ended March 29, 2019 and March 30, 2018 (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q1 FY19 vs Q1 FY18
Geography:
Americas	$34,188	$48,856	$(14,668)	(30)%
EMEA	28,078	23,202	4,876	21%
APAC	17,840	18,069	(229)	(1)%
Total net revenue	$80,106	$90,127	$(10,021)	(11)%

Regional revenue as a % of total net revenue:
Americas	43%	54%
EMEA	35%	26%
APAC	22%	20%
Our Video segment net revenue decreased 6% in the three months ended March 29, 2019, compared to the corresponding period in 2018, primarily due to a shift in timing of certain bookings from the first quarter to later in the year, driven primarily by growing customer interest in SaaS offerings and the increased time to close SaaS transactions relative to appliance-based product sales transactions.
Our Cable Access segment net revenue decreased 30% in the three months ended March 29, 2019, compared to the corresponding period in 2018. The decrease was primarily due to a shift in timing of certain CableOS related hardware shipments from the first quarter to later in the year and a decrease in sales of CableOS software and support services.
Net revenue in the Americas decreased 30% in the three months ended March 29, 2019, compared to the corresponding period in 2018, primarily due to a decrease in our Cable Access segment revenue.

EMEA net revenue increased 21% in the three months ended March 29, 2019 compared to the corresponding period in 2018, primarily due to an increase in revenue in the Video segment.

APAC net revenue decreased 1% in the three months ended March 29, 2019, compared to the corresponding period in 2018, primarily due to a shift in timing of hardware sales from our Video segment.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three months ended March 29, 2019 and March 30, 2018 (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q1 FY19 vs Q1 FY18
Gross profit	$41,849	$47,183	$(5,334)	(11)%
As a percentage of net revenue (“gross margin”)	52.2%	52.4%	(0.2)%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Despite a decrease in revenue, gross margin in the three months ended March 29, 2019 remained relatively flat compared to the corresponding period in 2018. This was due to consistently maintaining a higher composition of software in the overall product mix for the quarter.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three months ended March 29, 2019 and March 30, 2018 (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q1 FY19 vs Q1 FY18
Research and development	$21,401	$23,457	$(2,056)	(9)%
As a percentage of net revenue	26.7%	26.0%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses decreased 9% in the three months ended March 29, 2019 compared to the corresponding period in 2018, primarily due to lower employee compensation costs due to headcount reductions primarily in our Video segment, our continuing transformation from a capital-intensive hardware development model to a predominantly software development model and lower stock-based compensation expense due to timing of certain grants.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three months ended March 29, 2019 and March 30, 2018 (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q1 FY19 vs Q1 FY18
Selling, general and administrative	$28,011	$31,163	$(3,152)	(10)%
As a percentage of net revenue	35.0%	34.6%

Selling, general and administrative expenses in the three months ended March 29, 2019 decreased 10%, compared to the corresponding period in 2018, primarily due to lower employee compensation costs due to headcount reductions, lower stock-based compensation expense due to timing of certain grants, lower sales commissions and recovery of certain previously reserved receivables.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three months ended March 29, 2019 and March 30, 2018 (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q1 FY19 vs Q1 FY18
Video	$1,968	$1,995	$(27)	(1)%
Cable Access	(5,797)	(1,513)	(4,284)	283%
Total segment operating income (loss)	$(3,829)	$482	$(4,311)	(894)%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	2.9%	2.8%	0.1%
Cable Access	(44.7)%	(8.2)%	(36.5)%
The operating margin for the Video segment in the three months ended March 29, 2019 remained relatively flat compared to the corresponding period in 2018. Despite the decrease in revenue, the Video segment operating margin remained flat primarily due to lower operating expenses due to headcount reductions and lower other discretionary costs due to vigilant cost management throughout the Company.
The operating margin for the Cable Access segment decreased 36.5% in the three months ended March 29, 2019, compared to the corresponding period in 2018, primarily due to decrease in high margin sales of CableOS software and support services. This decrease was partially offset by lower operating expenses due to headcount reductions and lower other discretionary costs due to vigilant cost management throughout the Company.

The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Total segment operating income (loss)	$(3,829)	$482
Amortization of warrants	(25)	(111)
Unallocated corporate expenses	(358)	(1,842)
Stock-based compensation	(2,113)	(5,757)
Amortization of intangibles	(2,083)	(2,099)
Loss from operations	(8,408)	(9,327)
Non-operating expense, net	(3,217)	(3,289)
Loss before income taxes	$(11,625)	$(12,616)
Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three months ended March 29, 2019 and March 30, 2018 (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q1 FY19 vs Q1 FY18
Amortization of intangibles	$788	$804	$(16)	(2)%
As a percentage of net revenue	1.0%	0.9%
The amortization of intangibles expense in the three months ended March 29, 2019 remained relatively flat compared to the corresponding period in 2018.

Restructuring and related charges
We have implemented certain restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense control programs.
The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q3 FY18 vs Q3 FY17
Restructuring and related charges in:
Cost of revenue	$301	$762	$(461)	(60)%
Operating expenses-Restructuring and related charges	57	1,086	(1,029)	(95)%
Total restructuring and related charges	$358	$1,848	$(1,490)	(81)%

Restructuring and related charges in the three months ended March 29, 2019 decreased by 81%, compared to the corresponding period in 2018, primarily due to higher severance and employee benefit costs recorded under the restructuring plan initiated in the three months ended March 30, 2018. See Note 10, “Restructuring and Related Charges,” of the notes to our Condensed Consolidated Financial Statements for additional information.

Interest Expense, Net
Interest expense, net was $2.9 million and $2.8 million for the three months ended March 29, 2019 and March 30, 2018, respectively. Interest expense, net increased in the three months ended March 29, 2019, compared to the corresponding period in 2018, primarily due to higher amortization of debt discount and issuance costs for the Notes issued in December 2015.

Other Expense, Net
Other expense, net was $0.3 million and $0.5 million for the three months ended March 29, 2019 and March 30, 2018, respectively. The decrease during the three months ended March 29, 2019, compared to the corresponding period in 2018, was primarily due to higher foreign exchange losses resulting from the strengthening of the Euro against the U.S. dollar in 2018.

Our other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekel.

To mitigate the volatility related to fluctuations in foreign exchange rates, we enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 3 of this Quarterly Report on Form 10-Q for additional information.

Income Taxes
The following table presents the provision for (benefit from) income taxes and the effective income tax rate for the three months ended March 29, 2019 and March 30, 2018 (in thousands, except percentages):

	Three months ended
	March 29, 2019	March 30, 2018	Q1 FY19 vs Q1 FY18
Provision for (benefit from) income taxes	$(319)	$1,078	$(1,397)	(130)%
Effective income tax rate	2.7%	(8.5)%
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in, or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. Our effective tax rate varies from year to year primarily due to the absence of several one-time, discrete items that benefited or decremented the tax rates in the previous years.

Our effective income tax rate of 2.7% for the three months ended March 29, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to the geographical mix of income and losses, a full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the three months ended March 29, 2019, we recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of our foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from receiving a favorable tax ruling during the quarter.

Our effective income tax rate of (8.5)% for the three months ended March 30, 2018 was different from the U.S. federal statutory rate of 21%, primarily due to the geographical income mix and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, an increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various discrete tax adjustments. For the three months ended March 30, 2018, the discrete adjustments to our tax expense were primarily withholding taxes and the accrual of interest on uncertain tax positions.

Liquidity and Capital Resources
As of March 29, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $69.9 million, net accounts receivable of $58.9 million, our $15 million line of credit with Silicon Valley Bank, described in more detail below, and financing from French government agencies. As of March 29, 2019, we had $128.3 million in aggregate principal amount of convertible senior notes outstanding (“Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $19.5 million at March 29, 2019.

Our cash and cash equivalents of $69.9 million as of March 29, 2019 consisted of bank deposits held throughout the world, of which $52.7 million of the cash and cash equivalents balance was held outside of U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $69.9 million at March 29, 2019 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, take advantage of unanticipated strategic opportunities or strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

On September 27, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed up to 85% of our eligible receivables. Under the terms of the Loan Agreement, we may also request letters of credit from the Bank. The face value of any outstanding letters of credit reduce the amount otherwise available under the revolving credit facility. Loans under the Loan Agreement will bear interest at our option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate plus an applicable margin of 2.25%. There will be no applicable margin for prime rate advances when we are in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and a 0.25% margin for prime rate advances when we are not in compliance with the Liquidity Requirement. We may not request LIBOR advances when not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity. Our obligations under the revolving credit facility are secured by a security interest on substantially all of its assets, excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants. We must comply with financial covenants requiring maintaining (i) a minimum short-term asset to short-term liabilities ratio and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. We must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to $10.0 million at all times. As of March 29, 2019, we were in compliance with the covenants under the Loan Agreement.

As of March 29, 2019, the Company committed $1.8 million towards security for letters of credit issued under the Loan Agreement. There were no cash borrowings under the Loan Agreement as of March 29, 2019.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended
	March 29, 2019	March 30, 2018
Net cash provided by (used in):
Operating activities	$4,216	$(6,624)
Investing activities	(1,674)	(1,775)
Financing activities	1,418	1,899
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(33)	73
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,927	$(6,427)

Operating Activities
Net cash provided by operations increased $10.8 million in the three months ended March 29, 2019, compared to the corresponding period in 2018, primarily due to a decrease in net loss and cash generated from working capital.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $0.1 million in the three months ended March 29, 2019, compared to the corresponding period in 2018, due to a slight decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities decreased $0.5 million in the three months ended March 29, 2019, compared to the corresponding period in 2018, primarily due to an increase of $0.7 million in payment of tax withholding obligations related to the net share settlement of vesting restricted stock units, and partially offset by lower repayment of debt.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of March 29, 2019 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2019 (Remaining nine months)	2020 and 2021	2022 and 2023	Thereafter
Convertible debt	$128,250	$—	$128,250	$—	$—
Purchase commitments	45,023	31,481	12,085	1,457	—
Operating leases	32,027	8,329	12,408	4,676	6,614
TVN debt	19,385	6,866	11,701	594	224
Interest on convertible debt	10,260	5,130	5,130	—	—
Other commitments (1)	3,915	2,034	1,881	—	—
Avid litigation settlement fees	3,500	1,500	2,000	—	—
TVN VDP Obligations	1,761	953	808	—	—
Finance lease	141	106	35	—	—
Total contractual obligations	$244,262	$56,399	$174,298	$6,727	$6,838
Other commercial commitments:
Standby letters of credit	$2,022	$2,022	$—	$—	$—
Total commercial commitments	$2,022	$2,022	$—	$—	$—

(1) Primarily includes variable lease payments that do not depend on an index or rate, or usage of an underlying asset, and payments associated with lease arrangements with an initial term of twelve months or less.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 29, 2019.

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

Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 95% of our consolidated net revenue in the three months ended March 29, 2019, recorded net billings denominated in foreign currencies of approximately 15% of their net billings in the three months of 2019, compared to 18% in the corresponding period in 2018. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekel and Japanese yen, are summarized as follows (in thousands):

	March 29, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Purchase	$26,617	$28,975

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests. The aggregate debt balance of such instruments at March 29, 2019 was $19.5 million, of which $0.1 million relates to obligations under finance leases with fixed interest rates. The remaining $19.4 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years, with expiries ranging from 2019 through 2025. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of March 29, 2019, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of March 29, 2019, we had $128.3 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended March 29, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Large integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, with which we have historically competed in our Video business segment, announced sale and divestiture transactions in the last several months that impacted these companies’ video businesses: Arris was acquired by CommScope; Cisco Systems sold its video solutions group (now called Synamedia) to Permira, a private equity firm; and Ericsson completed the sale of a majority stake in its MediaKind video technology business to One Equity Partners, a private equity firm. In certain product lines, our competitors include companies such as ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. In the OTT market, our competitors include end-to-end online video platforms such as Brightcove and Verizon Digital Media Services, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services. Our competitors in our Cable Access business include Arris, Casa Systems, Cisco Systems and Huawei Technologies.

A number of our principal business competitors in both of our business segments are substantially larger and/or may have access to greater financial, technical, marketing and other resources than we have. Consolidation in the Video industry has led to the acquisition of a number of our historic competitors over the last several years by substantially larger companies and private equity firms. With respect to our Cable Access business, our competitors are also substantially larger than us, and the acquisition of Arris by CommScope will create a significantly larger combined business.

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

We believe our CableOS software-based cable access solutions, supporting centralized, distributed Remote PHY or hybrid configurations, will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. If we are unsuccessful in developing and deploying our cable access solutions in a timely manner, or are otherwise delayed in making our solutions available to our customers, our business may be adversely impacted, particularly if our competitors develop and market similar products and solutions before we do.

We believe software-based cable access solutions will, over time, replace and make obsolete current CMTS solutions, which is a market our products have historically not addressed, as well as cable edge-QAM products. If demand for our software-based cable access solutions is weaker than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Further, in September 2016 we granted Comcast a warrant (the “Warrant”) to purchase shares of our common stock to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based cable access solution. If Comcast deploys our CableOS solution in its networks more slowly than we anticipate or at a scale below our expectations, we may be unable to fully realize the anticipated benefits of our relationship with Comcast and our business and operating results, financial condition and cash flows could be materially and adversely affected. Moreover, if competitors adapt new cable industry technology standards into competing cable access solutions faster than we do, or promulgate a new or competitive architecture for next-generation cable access solutions that renders our CableOS solution obsolete, our business may be adversely impacted.

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

Revenue derived from customers outside of the U.S. for the three months ended March 29, 2019 and March 30, 2018 represented approximately 62% and 54% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three months ended March 29, 2019 and March 30, 2018 accounted for approximately 39% and 42% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the three months ended March 29, 2019, no single customer accounted for more than 10% of our net revenue. During the three months ended March 30, 2018, Comcast accounted for 14% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, if Comcast does not continue to increase its deployment of our products and solutions in connection with the Warrant we issued to them in September 2016, or does so more slowly or at a scale that is lower than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of March 29, 2019, we had approximately $239.8 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may not be able to effectively manage our operations.

In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of TVN on February 29, 2016, we added 438 employees, most of whom were based in France.

As of March 29, 2019, we had 787 employees in our international operations, representing approximately 68% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of March 29, 2019, we maintained facilities in Israel with a total of 170 employees, or approximately 15% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code. The changes included, but were not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, eliminating the corporate alternative minimum tax, or AMT, and a requirement to pay a minimum tax on foreign earnings for tax years beginning after December 31, 2017. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

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

At March 29, 2019, we held 82 issued U.S. patents and 54 issued foreign patents, and had 96 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash of approximately $69.9 million at March 29, 2019 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Changes in telecommunications legislation and regulations in the U.S. and other countries could affect our sales and the revenue we are able to derive from our products. In particular, on December 14, 2017, the U.S. Federal Communications Commission (FCC) voted to repeal the “net neutrality” rules and return to a “light-touch” regulatory framework. The FCC’s new rules, which took effect in June 2018, granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules, which appeals are currently being reviewed by the D.C. Circuit Court of Appeals; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. Additionally, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. The repeal of the net neutrality rules or other regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

United States generally accepted accounting principles (“U.S. GAAP”) are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. Changes to accounting standards or interpretations thereof may result in different accounting principles under U.S. GAAP that could have a significant effect on our reported financial results.

In addition, we have in the past and may in the future need to significantly change our customer contracts, accounting systems and processes when we adopt future or proposed changes in accounting principles. The cost and effect of these changes may negatively impact our results of operations during the periods of transition.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019, formatted in Extensible Business Reporting Language (XBRL) include:

(i) Condensed Consolidated Balance Sheets at March 29, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 29, 2019 and March 30, 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 29, 2019 and March 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2019 and March 30, 2018, and (v) Notes to Condensed Consolidated Financial Statements.

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
Date: May 6, 2019