Form 10-Q
period 2019-06-28
HARMONIC INC
filed 2019-08-05
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 28, 2019

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
4300 North First Street
San Jose, CA 95134
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	HLIT	NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 26, 2019 was 89,609,067.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 28, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$58,064	$65,989
Accounts receivable, net	70,571	81,795
Inventories	27,659	25,638
Prepaid expenses and other current assets	29,209	23,280
Total current assets	185,503	196,702
Property and equipment, net	19,312	22,321
Operating lease right-of-use assets	30,386	—
Goodwill	240,335	240,618
Intangibles, net	8,640	12,817
Other long-term assets	42,545	38,377
Total assets	$526,721	$510,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and finance lease obligations, current	$1,379	$7,175
Accounts payable	31,849	33,778
Income taxes payable	989	1,099
Deferred revenue	47,330	41,592
Accrued and other current liabilities	56,764	52,761
Total current liabilities	138,311	136,405
Convertible notes, long-term	118,070	114,808
Other debts and finance lease obligations, long-term	16,697	12,684
Income taxes payable, long-term	266	460
Other non-current liabilities	41,311	18,228
Total liabilities	314,655	282,585
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 89,074 and 87,057 shares issued and outstanding at June 28, 2019 and December 31, 2018, respectively	89	87
Additional paid-in capital	2,302,798	2,296,795
Accumulated deficit	(2,089,167)	(2,067,416)
Accumulated other comprehensive loss	(1,654)	(1,216)
Total stockholders’ equity	212,066	228,250
Total liabilities and stockholders’ equity	$526,721	$510,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue:
Appliance and integration	$54,417	$68,434	$106,782	$132,420
SaaS and service	30,448	30,726	58,189	56,867
Total net revenue	84,865	99,160	164,971	189,287
Cost of revenue:
Appliance and integration	29,312	36,662	56,366	67,238
SaaS and service	11,625	10,895	22,828	23,263
Total cost of revenue	40,937	47,557	79,194	90,501
Total gross profit	43,928	51,603	85,777	98,786
Operating expenses:
Research and development	21,313	21,542	42,714	44,999
Selling, general and administrative	29,319	27,988	57,330	59,151
Amortization of intangibles	784	800	1,572	1,604
Restructuring and related charges	276	631	333	1,717
Total operating expenses	51,692	50,961	101,949	107,471
Income (loss) from operations	(7,764)	642	(16,172)	(8,685)
Interest expense, net	(2,956)	(2,863)	(5,862)	(5,620)
Other income (expense), net	(428)	199	(739)	(333)
Loss before income taxes	(11,148)	(2,022)	(22,773)	(14,638)
Provision for income taxes	697	891	378	1,969
Net loss	$(11,845)	$(2,913)	$(23,151)	$(16,607)

Net loss per share:
Basic and diluted	$(0.13)	$(0.03)	$(0.26)	$(0.20)
Shares used in per share calculation:
Basic and diluted	88,931	85,304	88,554	84,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net loss	$(11,845)	$(2,913)	$(23,151)	$(16,607)
Losses (gains) reclassified into earnings	(101)	—	56	—
Change in foreign currency translation adjustments	857	(4,758)	(443)	(3,024)
Other comprehensive income (loss) before tax	756	(4,758)	(387)	(3,024)
Less: Provision for (benefit from) income taxes	(55)	369	51	369
Other comprehensive income (loss), net of tax	811	(5,127)	(438)	(3,393)
Total comprehensive loss	$(11,034)	$(8,040)	$(23,589)	$(20,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	82,554	$83	$2,272,690	$(2,057,812)	$3,382	$218,343
Cumulative effect to retained earnings related to adoption of ASC 606	—	—	—	11,431	—	11,431
Balance at January 1, 2018	82,554	83	2,272,690	(2,046,381)	3,382	229,774
Net loss	—	—	—	(16,607)	—	(16,607)
Other comprehensive income, net of tax	—	—	—	—	(3,393)	(3,393)
Issuance of common stock under option, stock award and purchase plans	2,885	2	2,310	—	—	2,312
Stock-based compensation	—	—	8,649	—	—	8,649
Balance at June 29, 2018	85,439	$85	$2,283,649	$(2,062,988)	$(11)	$220,735

Balance at December 31, 2018	87,057	$87	$2,296,795	$(2,067,416)	$(1,216)	$228,250
Cumulative effect to retained earnings related to adoption of Topic 718 (1)	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	87	2,296,795	(2,066,016)	(1,216)	229,650
Net loss	—	—	—	(23,151)	—	(23,151)
Other comprehensive loss, net of tax	—	—	—	—	(438)	(438)
Issuance of common stock under option, stock award and purchase plans	2,017	2	1,317	—	—	1,319
Stock-based compensation	—	—	4,686	—	—	4,686
Balance at June 28, 2019	89,074	$89	$2,302,798	$(2,089,167)	$(1,654)	$212,066
(1) See Note 2, “Recent Accounting Pronouncements” for more information on the adoption of Accounting Standard Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting issued by the Financial Accounting Standards Board.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net loss	$(23,151)	$(16,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	4,162	4,194
Depreciation	5,716	6,771
Stock-based compensation	4,623	8,769
Amortization of discount on convertible debt and issuance cost	3,262	2,954
Amortization of non-cash warrant	48	395
Restructuring, asset impairment and loss on retirement of fixed assets	101	93
Deferred income taxes, net	(145)	530
Foreign currency adjustments	(325)	(1,042)
Provision for excess and obsolete inventories	384	822
Allowance for doubtful accounts and returns	500	623
Other non-cash adjustments, net	303	64
Changes in operating assets and liabilities:
Accounts receivable	10,699	(13,572)
Inventories	(2,440)	2,000
Prepaid expenses and other assets	(1,526)	1,897
Accounts payable	(1,752)	(4,187)
Deferred revenue	4,989	9,378
Income taxes payable	(292)	503
Accrued and other liabilities	(9,802)	(337)
Net cash provided by (used in) operating activities	(4,646)	3,248
Cash flows from investing activities:
Purchases of property and equipment	(2,939)	(3,181)
Net cash used in investing activities	(2,939)	(3,181)
Cash flows from financing activities:
Proceeds from other debts and finance leases	4,503	—
Repayment of other debts and finance leases	(6,162)	(6,176)
Proceeds from common stock issued to employees	2,147	2,366
Payment of tax withholding obligations related to net share settlements of restricted stock units	(828)	(54)
Net cash used in financing activities	(340)	(3,864)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(588)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,925)	(4,385)
Cash, cash equivalents and restricted cash at beginning of period	65,989	58,757
Cash, cash equivalents and restricted cash at end of period	$58,064	$54,372
Supplemental disclosures of cash flow information:
Income tax payments, net	860	750
Interest payments, net	2,495	2,545
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	78	491

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$58,064	$54,098
Restricted cash included in prepaid expenses and other current assets	—	274
Total cash, cash equivalents and restricted cash	$58,064	$54,372

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2018 Form 10-K. There have been no significant changes to these policies during the six months ended June 28, 2019 other than those disclosed in Note 2, “Recent Accounting Pronouncements”.

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

The Company allocates the transaction price to all separate performance obligations based on the relative standalone selling prices (“SSP”) of each obligation. The Company’s best evidence for SSP is the price the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers. If goods or services are not always sold separately, the Company uses the best estimate of SSP in the allocation of the transaction price. The objective of determining the best estimate of SSP is to estimate the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company’s process for determining the best estimate of SSP involves management’s judgment, and considers multiple factors including, but not limited to, major product groupings, geographies, gross margin objectives and pricing practices. Pricing practices taken into consideration include contractually stated prices, discounts and applicable price lists. These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.

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

Contract assets and deferred revenue consisted of the following (in thousands):

	As of
	June 28, 2019	December 31, 2018
Contract assets	$4,163	$3,834
Deferred revenue	51,891	46,922

Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Condensed Consolidated Balance Sheets. See Note 8, “Balance Sheet Components” for additional information.

During the three months ended June 28, 2019 and June 29, 2018, the Company recognized revenue of $10.1 million and $15.0 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. During the six months ended June 28, 2019 and June 29, 2018, the Company recognized revenue of $31.3 million and $35.4 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year.

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

See Note 16, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to eleven years. The lease term represents the non-cancelable period of the lease. For certain leases, the Company has an option to extend the lease term. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.

The Company elected certain practical expedients under Topic 842 which are: (i) to not record leases with an initial term of twelve months or less on the balance sheet; (ii) to combine the lease and non-lease components in determining the lease liabilities and right-of-use assets, and (iii) to carry forward prior conclusions about lease identification and classification.

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

During the second quarter of fiscal 2019, the Company entered into a lease for a new facility which is intended to become the Company’s new headquarters in 2020. The new lease commenced in May 2019, as the facility was made available to the Company for constructing leasehold improvements. The lease was assessed under Topic 842 to be an operating lease and has a term of approximately eleven years.

The new lease resulted in the balance sheet recognition of $10.3 million in “Operating lease right-of use assets”, $4.0 million in “Prepaid expenses and other current assets”, $14.0 million in “Other non-current liabilities”, and $0.3 million in “Accrued and other current liabilities”.

The components of lease expense are as follows (in thousands):

	Three months ended	Six months ended
	June 28, 2019	June 28, 2019
Operating lease cost	$2,231	$4,227
Variable lease cost	744	1,523
Total lease cost	$2,975	$5,750
Supplemental cash flow information related to leases are as follows (in thousands):

	Three months ended	Six months ended
	June 28, 2019	June 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,494	$4,624
ROU assets obtained in exchange for operating lease obligations	$10,305	$10,305
Other information related to leases are as follows:

Six months ended
June 28, 2019
Operating leases
Weighted-average remaining lease term (years)	7.1 years
Weighted-average discount rate	6.7%
Future minimum lease payments under non-cancelable operating leases as of June 28, 2019 are as follows (in thousands):

Years ending December 31,
2019 (remaining six months)	$5,624
2020	9,525
2021	5,819
2022	4,444
2023	4,206
Thereafter	20,577
Total future minimum lease payments	$50,195
Less: imputed interest	(11,259)
Total	$38,936
Future minimum lease payments under non-cancelable operating leases as of December 31, 2018, as defined under the previous lease accounting guidance of ASC Topic 840, were as follows (in thousands):

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

The Company determined that there were no indicators at June 28, 2019 that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at June 28, 2019 and December 31, 2018, was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

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
Losses on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended		Six months ended
	Financial Statement Location	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Derivatives not designated as hedging instruments:
Losses recognized in income	Other expense, net	$(44)	$(1,268)	$(609)	$(1,382)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	June 28, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Purchase	$33,716	$28,975
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	June 28, 2019	December 31, 2018	Balance Sheet Location	June 28, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$—	Accrued and other current liabilities	$313	$333
Total derivatives		$—	$—		$313	$333

Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of June 28, 2019, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets
Derivative assets	$—	—	$—
Derivative liabilities	$313	—	$313
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of June 28, 2019, the total compensating balance maintained was $1.0 million.

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 28, 2019
Accrued and other current liabilities
Derivative liabilities	$—	$313	$—	$313
Total liabilities measured and recorded at fair value	$—	$313	$—	$313
	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Accrued and other current liabilities
Derivative liabilities	$—	$333	$—	$333
Total liabilities measured and recorded at fair value	$—	$333	$—	$333

The Company’s liability for the TVN VDP (as defined below) was $1.4 million and $2.4 million as of June 28, 2019 and December 31, 2018, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. The fair value of this liability has not been subsequently remeasured based on the applicable accounting guidance. See Note 10, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s convertible notes was approximately $150.0 million and $136.5 million as of June 28, 2019 and December 31, 2018, respectively, and represents a Level 2 valuation. The Company’s other debts assumed from the Thomson Video Networks (“TVN”) acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding finance leases, outstanding as of June 28, 2019 and December 31, 2018 were in the aggregate of $18.0 million and $19.7 million, respectively. (See Note 11, “Convertible Notes, Other debts and Finance Leases” for additional information).

During the six months ended June 28, 2019, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	June 28, 2019	December 31, 2018
Accounts receivable, net:
Accounts receivable	$73,349	$85,292
Less: allowances for doubtful accounts and sales returns	(2,778)	(3,497)
Total	$70,571	$81,795

	June 28, 2019	December 31, 2018
Inventories:
Raw materials	$1,199	$1,705
Work-in-process	1,052	991
Finished goods	15,308	12,267
Service-related spares	10,100	10,675
Total	$27,659	$25,638

	June 28, 2019	December 31, 2018
Prepaid expenses and other current assets:
Deferred cost of revenue	$8,153	$3,671
Prepaid expenses	7,998	4,834
Contract assets(1)	4,163	3,834
Capitalized sales commissions	1,168	1,098
French R&D tax credits receivable	—	7,305
Other	7,727	2,538
Total	$29,209	$23,280
(1) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

	June 28, 2019	December 31, 2018
Property and equipment, net:
Machinery and equipment	$74,675	$75,094
Capitalized software	33,375	32,696
Leasehold improvements	14,963	14,951
Furniture and fixtures	6,045	6,049
Property and equipment, gross	129,058	128,790
Less: accumulated depreciation and amortization	(109,746)	(106,469)
Total	$19,312	$22,321

	June 28, 2019	December 31, 2018
Other long-term assets:
French R&D tax credits receivable(2)	$21,830	$19,249
Deferred tax assets	8,932	8,695
Equity investment	3,593	3,593
Other	8,190	6,840
Total	$42,545	$38,377
(2) The Company’s TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credits receivable at June 28, 2019 were approximately $21.8 million and are expected to be recoverable from 2020 through 2023.

	June 28, 2019	December 31, 2018
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$16,694	$21,451
Operating lease liability (short-term)	10,519	—
Accrued warranty	4,802	4,869
Contingent inventory reserves	2,263	2,500
Accrued TVN VDP, current (3)	1,285	1,585
Accrued Avid litigation settlement, current	—	1,500
Others	21,201	20,856
Total	$56,764	$52,761

(3) See Note 10, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

	June 28, 2019	December 31, 2018
Other non-current liabilities:
Operating lease liability (long-term)	$27,009	$—
Deferred revenue (long-term)	4,561	5,330
Others	9,741	12,898
Total	$41,311	$18,228

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

The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of October. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The two-step impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. No impairment indicators were identified as of June 28, 2019.

The changes in the carrying amount of goodwill for the six months ended June 28, 2019 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2018	$179,839	$60,779	$240,618
Foreign currency translation adjustment, net	(282)	(1)	(283)
Balance as of June 28, 2019	$179,557	$60,778	$240,335

Intangible Assets, Net
The following is a summary of intangible assets, net (in thousands):

		June 28, 2019			December 31, 2018
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	0.7	$31,708	$(28,167)	$3,541	$31,707	$(25,576)	$6,131
Customer relationships/contracts	1.7	44,628	(39,632)	4,996	44,650	(38,146)	6,504
Trademarks and trade names	0.7	618	(515)	103	623	(441)	182
Maintenance agreements and related relationships	n/a	5,500	(5,500)	—	5,500	(5,500)	—
Order backlog	n/a	3,104	(3,104)	—	3,112	(3,112)	—
Total identifiable intangibles, net		$85,558	$(76,918)	$8,640	$85,592	$(72,775)	$12,817

Amortization expense for the identifiable purchased intangible assets for the three and six months ended June 28, 2019 and June 29, 2018 was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Included in cost of revenue	$1,295	$1,295	$2,590	$2,590
Included in operating expenses	784	800	1,572	1,604
Total amortization expense	$2,079	$2,095	$4,162	$4,194
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2019 (remaining six months)	$2,590	$1,576	$4,166
2020	951	3,023	3,974
2021	—	500	500
Total future amortization expense	$3,541	$5,099	$8,640

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

In the three and six months ended June 28, 2019, the Company recorded an aggregate amount of $0.1 million and $0.4 million, respectively, of restructuring and related charges for severance and employee benefits for certain employees, primarily in one specific function within the Video segment. The activities associated with the charges were substantially completed in the first quarter of fiscal 2019. The Company made $0.3 million in payments in the six months ended June 28, 2019, with the remaining $0.1 million liability outstanding as of June 28, 2019.

The Company initiated restructuring plans during fiscal 2018 and prior years. During fiscal 2018, the Company revised certain estimates made in connection with the prior restructuring plans and recorded credits of $0.2 million. As of June 28, 2019, total liabilities related to the prior restructuring plans were $3.0 million.

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Restructuring and related charges in:
Cost of revenue	$91	$115	$392	$877
Operating expenses - Restructuring and related charges	276	631	333	1,717
Total restructuring and related charges	$367	$746	$725	$2,594
As of June 28, 2019 and December 31, 2018, the Company’s total restructuring liability was $3.4 million and $5.3 million, respectively, of which $3.1 million and $3.3 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $0.3 million and $2.0 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s restructuring plans during the six months ended June 28, 2019 (in thousands):

	Excess facilities	Severance and benefits	TVN VDP (1)	Others	Total
Balance at December 31, 2018	$2,926	$—	$2,409	$—	$5,335
Charges for current period	—	433	27	241	701
Adjustments to restructuring provisions	47	—	(23)	—	24
Cash payments	(955)	(284)	(979)	—	(2,218)
Others	(382)	—	(24)	—	(406)
Balance at June 28, 2019	$1,636	$149	$1,410	$241	$3,436

(1) “TVN VDP” consists of restructuring-related costs in connection with the TVN acquisition that included global workforce reductions, exiting certain operating facilities and disposing of excess assets and an employee voluntary departure plan in France.

TVN VDP

The amount recorded for the six months ended June 28, 2019 was immaterial. The amount recorded for the six months ended June 29, 2018 was $0.5 million. The TVN VDP liability balance as of June 28, 2019 was $1.4 million, payable through 2020.

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

In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the Notes was valued at $26.1 million and bifurcated from the host debt instrument and recorded in stockholders’ equity. The resulting debt discount on the Notes is being amortized to interest expense at the effective interest rate over the contractual term of the Notes. The following table presents the components of the Notes as of June 28, 2019 and December 31, 2018 (in thousands, except for years and percentages):

	June 28, 2019	December 31, 2018
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(9,085)	(11,996)
Less: Debt issuance costs, net of amortization	(1,095)	(1,446)
Carrying amount	$118,070	$114,808
Remaining amortization period (years)	1.4	1.9
Effective interest rate on liability component	9.94%	9.94%
Carrying amount of equity component	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Contractual interest expense	$1,282	$1,282	$2,565	$2,565
Amortization of debt discount	1,479	1,340	2,912	2,637
Amortization of debt issuance costs	178	161	350	317
Total interest expense recognized	$2,939	$2,783	$5,827	$5,519

Other Debts and Finance Leases

The Company has a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	June 28, 2019	December 31, 2018
Financing from French government agencies related to various government incentive programs (1)	$17,218	$18,783
Term loans	759	914
Obligations under finance leases	99	162
Total debt obligations	18,076	19,859
Less: current portion	(1,379)	(7,175)
Long-term portion	$16,697	$12,684
(1) As of June 28, 2019 and December 31, 2018, loans backed by French R&D tax credit receivables were $15.1 million and $16.7 million, respectively. As of June 28, 2019, the TVN French Subsidiary had an aggregate of $21.8 million of R&D tax credit receivables from the French government from 2020 through 2023. See Note 8, “Balance Sheet Components” for additional information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2020 through 2022. The remaining loans of $2.1 million at June 28, 2019, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2019 through 2025.

Future minimum repayments

The table below presents the future minimum repayments of debts and finance lease obligations for TVN as of June 28, 2019 (in thousands):

Years ending December 31,	Finance lease obligations	Other Debt obligations
2019 (remaining six months)	$77	$946
2020	22	6,563
2021	—	5,297
2022	—	4,791
2023	—	153
Thereafter	—	227
Total	$99	$17,977

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

The Loan Agreement contains customary affirmative and negative covenants. The Company must comply with financial covenants requiring it to maintain (i) a short-term asset to short-term liabilities ratio of at least 1.10 to 1.00 and (ii) a minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. The Company must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to at least $10.0 million at all times. As of June 28, 2019, the Company was in compliance with the covenants under the Loan Agreement.

As of June 28, 2019, the Company has committed $2.1 million towards security for letters of credit issued under the Loan Agreement. There were no other borrowings under the Loan Agreement as of June 28, 2019.

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 12, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2018 Form 10-K for details pertaining to each plan.

The Company’s stockholders approved an amendment to the ESPP at the 2019 annual meeting of stockholders (the “2019 Annual Meeting”) to increase the number of shares of common stock reserved for issuance under the ESPP by 1,000,000 shares. The Company’s stockholders also approved an amendment to the 1995 Stock Plan at the 2019 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 3,500,000 shares. As of June 28, 2019, there were 1.8 million and 5.2 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the six months ended June 28, 2019 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	3,068	$5.76
Exercised	(39)	3.75
Canceled or expired	(379)	6.14
Balance at June 28, 2019	2,650	5.73	2.2	$1,690.3
As of June 28, 2019
Vested and expected to vest	2,650	5.73	2.2	$1,690.3
Exercisable	2,645	5.74	2.2	$1,684.4
The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the six months ended June 28, 2019.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the six months ended June 28, 2019 and June 29, 2018, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information during the six months ended June 28, 2019 (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	3,403	$3.99
Granted	2,501	5.67
Vested	(1,600)	3.97
Forfeited	(45)	4.72
Balance at June 28, 2019	4,259	4.99
Performance- and Market-based awards
In the second quarter of 2019, the Company granted 85,000 performance-based RSUs (“PRSUs”) to certain key executives that are expected to vest during a period of one to two years from the date of grant. The vesting condition for the PRSUs include achievement of certain financial operating goals. The stock-based compensation recognized for the PRSUs for the three months ended June 28, 2019 was $0.1 million. The unrecognized stock-based compensation of the PRSUs as of June 28, 2019 was $0.4 million. No PRSUs had vested as of June 28, 2019.

In the second quarter of 2019, the Company granted 200,000 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to a key executive that is expected to vest during a three-year period. The vesting condition for the MRSUs include performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index. The aggregate grant-date fair value of these shares was estimated to be $1.1 million using a Monte-Carlo simulation valuation method. The stock-based compensation recognized for the MRSUs for the three months ended June 28, 2019 was $0.1 million. The unrecognized stock-based compensation of the MRSUs as of June 28, 2019 was $1.0 million. No MRSUs had vested as of June 28, 2019.

French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of TVN in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost	$57	$63	$114	$126
Interest cost	19	19	39	38
Net periodic benefit cost	$76	$82	$153	$164
The present value of the Company’s pension obligation as of June 28, 2019 was $5.0 million, of which $0.1 million was reported as a component of “Accrued and other current liabilities” and $4.9 million was reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2018 was $4.9 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the six months ended June 28, 2019 and June 29, 2018 were $208,000 and $214,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Stock-based compensation in:
Cost of revenue	$195	$448	$420	$963
Research and development expense	582	818	1,198	2,622
Selling, general and administrative expense	1,733	1,746	3,005	5,184
Total stock-based compensation in operating expense	2,315	2,564	4,203	7,806
Total stock-based compensation	$2,510	$3,012	$4,623	$8,769
As of June 28, 2019, total unrecognized stock-based compensation cost related to unvested RSUs was $18.3 million and is expected to be recognized over a weighted-average period of approximately 1.66 years.
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

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Loss before income taxes	$(11,148)	$(2,022)	$(22,773)	$(14,638)
Provision for (benefit from) income taxes	697	891	378	1,969
Effective income tax rate	(6.3)%	(44.1)%	(1.7)%	(13.5)%
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

The Company's effective income tax rate of (1.7)% for the six months ended June 28, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the six months ended June 28, 2019, the Company recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of its foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from the Company receiving a favorable tax ruling during the quarter.

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

The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2015 through 2018 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2013 through 2018 tax years generally remain subject to examination by their respective tax authorities. If, upon the conclusion of an audit, the ultimate determination of taxes owed in the jurisdictions under audit is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015 (the “2015 Decision”). On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeals. The Ninth Circuit was to decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. On June 7, 2019, the Ninth Circuit overturned the earlier Tax Court decision and ruled to include share-based compensation in the cost sharing pool. The company continues to include share-based compensation in the cost base consistent with the Ninth Circuit’s ruling.

As of June 28, 2019, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.3 million, of which $16.0 million would affect the Company’s effective tax rate if the benefits are eventually recognized, subject to valuation allowance considerations. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $25 thousand of gross interest and penalties accrued as of June 28, 2019. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. For the six months ended June 28, 2019, the Company released $0.7 million of unrecognized tax benefits due to closures of tax audits in foreign jurisdictions.

NOTE 14: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator:
Net loss	$(11,845)	$(2,913)	$(23,151)	$(16,607)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	88,931	85,304	88,554	84,616
Net loss per share:
Basic and diluted	$(0.13)	$(0.03)	$(0.26)	$(0.20)
Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 28, 2019 and June 29, 2018, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the periods presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Stock options	2,664	3,234	2,803	3,469
RSUs	2,668	3,326	2,534	2,766
Stock purchase rights under the ESPP	509	541	499	689
Warrants (1)	1,954	782	1,954	782
Total (2)	7,795	7,883	7,790	7,706
(1) On September 26, 2016, in connection with the execution of a product supply agreement pursuant to which an affiliate of Comcast Corporation (together with Comcast Corporation, “Comcast”) may, in its sole discretion, purchase from the Company licenses to certain of the Company’s software products, the Company granted Comcast a warrant to purchase shares of its common stock. (See Note 15, “Warrants” and Note 18, “Subsequent Event” for additional information).

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

During the three and six months ended June 28, 2019, the Company recorded $23 thousand and $48 thousand, respectively, as a reduction to net revenues in connection with amortization of the Warrant. During the three and six months ended June 29, 2018, the Company recorded $0.3 million and $0.4 million, respectively, as a reduction to net revenues in connection with amortization of the Warrant.

On July 9, 2019, in connection with Comcast’s election of enterprise license pricing for the Company’s CableOS software, all of the remaining milestones and thresholds required to fulfill each of the vesting requirements of the Warrant were deemed satisfied and achieved or otherwise waived such that all Warrant shares were fully vested and exercisable as of July 1, 2019. Refer to Note 18, “Subsequent Event”, for more information.

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
The following table provides summary financial information by reportable segment (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Video
Revenue	$71,625	$79,208	$138,801	$150,956
Gross profit	41,444	43,558	80,046	84,784
Operating income	4,459	6,239	6,427	8,234
Cable Access
Revenue	$13,240	$19,952	$26,170	$38,331
Gross profit	4,063	9,903	9,131	18,432
Operating income (loss)	(7,266)	256	(13,088)	(1,368)
Total
Revenue	$84,865	$99,160	$164,971	$189,287
Gross profit	45,507	53,461	89,177	103,216
Operating income (loss)	(2,807)	6,495	(6,661)	6,866

A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Total segment operating income (loss)	$(2,807)	$6,495	$(6,661)	$6,866
Unallocated corporate expenses	(368)	(746)	(726)	(2,588)
Stock-based compensation	(2,510)	(3,012)	(4,623)	(8,769)
Amortization of intangibles	(2,079)	(2,095)	(4,162)	(4,194)
Loss from operations	(7,764)	642	(16,172)	(8,685)
Non-operating expense, net	(3,384)	(2,664)	(6,601)	(5,953)
Loss before income taxes	$(11,148)	$(2,022)	$(22,773)	$(14,638)

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

Geographic Information

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Revenue (in thousands) (1)
United States	$35,710	$40,468	$65,825	$82,244
Other Countries	49,155	58,692	99,146	107,043
Total	$84,865	$99,160	$164,971	$189,287

(1)  Revenue is attributed to countries based on the location of the customer.

Market Information

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Market (in thousands)
Service Provider	$43,438	$54,142	$87,650	$106,359
Broadcast and Media	41,427	45,018	77,321	82,928
Total	$84,865	$99,160	$164,971	$189,287

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

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Balance at beginning of period	$4,587	$4,522	$4,869	$4,381
Accrual for current period warranties	1,570	1,714	2,973	3,450
Warranty costs incurred	(1,355)	(1,589)	(3,040)	(3,184)
Balance at end of period	$4,802	$4,647	$4,802	$4,647
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. The Company had approximately $46.1 million of non-cancelable commitments to purchase inventories and other commitments as of June 28, 2019.
Standby Letters of Credit and Guarantees
As of June 28, 2019 and December 31, 2018, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.5 million and $2.3 million, respectively, consisting of building leases and performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of June 28, 2019 and December 31, 2018, respectively.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through June 28, 2019.

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

On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. In connection with the agreement, the Company recorded a $6.0 million litigation settlement expense in “Selling, general and administrative expenses” in the Company’s 2017 Consolidated Statement of Operations. Of the associated $6.0 million liability, $2.5 million was paid in October 2017, $1.5 million was paid in the second quarter of 2019, and $2.0 million will be paid in the third quarter of 2020.

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

NOTE 18: SUBSEQUENT EVENT
On July 9, 2019, Comcast elected enterprise license pricing for the Company’s CableOS software under the product supply agreement. In connection with the election, which is effective as of July 1, 2019 (the “Effective Date”), Comcast committed to $175 million in software license fees over the four-year term of the enterprise license, subject to certain incentive credits that may be earned by Comcast pursuant to other purchases of CableOS-related products. Comcast will pay the initial $50 million of the enterprise license fees in 2019.

In consideration for the election commitments and certain other purchase commitments, the Company deemed that all of the remaining milestones and thresholds required to fulfill each of the vesting requirements of the Warrant were satisfied and achieved or otherwise waived such that all Warrant shares were fully vested and exercisable as of the Effective Date. The remaining terms of the Warrant have not been modified or amended.

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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three and six months ended June 28, 2019 accounted for 42% and 39% of our net revenue, respectively, compared to 38% and 36% for the corresponding periods in 2018. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three months ended June 28, 2019, Comcast accounted for 10% of our net revenue. During the six months ended June 28, 2019, no single customer accounted for more than 10% of our net revenue. During the three and six months ended June 29, 2018, Comcast accounted for 15% and 14% of our net revenue, respectively. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $14.3 million, or 14%, in the three months ended June 28, 2019, compared to the corresponding period in 2018, primarily due to a decrease in revenue of $7.6 million and $7.0 million in our Video segment and Cable Access segment revenue, respectively. Our net revenue decreased $24.3 million, or 13%, in the six months ended June 28, 2019, compared to the corresponding period in 2018, primarily due to a decrease in revenue of $12.2 million and $12.5 million in our Video segment and Cable Access segment revenue, respectively.
The decrease in our Cable Access segment revenue in the three and six months ended June 28, 2019 was primarily due to a shift in timing of CableOS related hardware shipments from the first half to the second half of the year, as a result of a temporary slowing in deployment by certain large customers for purposes of implementing trial-informed improvements to their system architectures before volume deployment. Subsequent to the second quarter of fiscal 2019, as a result of our announcement that Comcast has elected enterprise license pricing for CableOS software, we expect increasing deployments with our Cable Access customers. The decrease in our Video segment revenue in the three and six months ended June 28, 2019 was primarily due to a shift in timing of certain bookings from the first half of the year to later in the year. We also continue to experience SaaS opportunities taking more time to close than traditional appliance-based video processing sales opportunities, thereby creating a near-term impact on revenue.
Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architectures and Ultra HD. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, OTT, and new mobile video services. We continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions and services, including OTT SaaS subscription offerings that enable video compression and processing through our VOS software platform running on standard off-the-shelf servers, in data centers and in the cloud.
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

To support our Cable Access strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast a Warrant to further incentivize Comcast to purchase our products and adopt our technologies, particularly our CableOS solutions. Pursuant to the Warrant, Comcast may purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. On July 9, 2019, Comcast elected enterprise license pricing for the Company’s CableOS software under the product supply agreement. In connection with the election, effective as of July 1, 2019 (the “Effective Date”), Comcast committed to $175 million in software license fees over the four-year term of the enterprise license, subject to certain incentive credits that may be earned by Comcast pursuant to other purchases of CableOS-related products. Comcast agreed to pay the initial $50 million of the enterprise license fees in 2019. In consideration for the election commitments and certain other purchase commitments, all of the remaining milestones and thresholds required to fulfill each of the vesting requirements of the Warrant were deemed satisfied and achieved or otherwise waived such that all Warrant shares were fully vested and exercisable as of the Effective Date. Because the Warrant is considered an incentive for Comcast to purchase certain of the Company’s products, the value of the Warrant is recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 15, “Warrants,” of the Notes to our Condensed Consolidated Financial Statements for additional information).
As the timing of our customers' investment decisions can be uncertain, we have implemented restructuring plans to better align the Company's resources and strategic goals. We continue to focus on expense controls on a company-wide basis. (See Note 10, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of June 28, 2019 was $58.1 million. During the six months ended June 28, 2019, we used $4.6 million of cash from operating activities. We also entered into a line of credit with Silicon Valley Bank in September 2017 which has not been used to withdraw any cash to date. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Our critical accounting policies, judgments and estimates are disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the six months ended June 28, 2019 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue
The following table presents the breakdown of revenue by segment for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Segment:
Video	$71,625	$79,208	$(7,583)	(10)%	$138,801	$150,956	$(12,155)	(8)%
Cable Access	13,263	20,236	(6,973)	(34)%	26,218	38,726	(12,508)	(32)%
Total segment revenue	84,888	99,444	(14,556)	(15)%	165,019	189,682	(24,663)	(13)%
Amortization of warrants	(23)	(284)	261	—	(48)	(395)	347	—
Total net revenue	$84,865	$99,160	$(14,295)	(14)%	164,971	189,287	$(24,316)	(13)%

Segment revenue as a % of total segment revenue:
Video	84%	80%			84%	80%
Cable Access	16%	20%			16%	20%
The following table presents the breakdown of revenue by geographical region for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Geography:
Americas	$42,437	$52,918	$(10,481)	(20)%	$76,625	$101,774	$(25,149)	(25)%
EMEA	25,203	31,676	(6,473)	(20)%	53,281	54,878	(1,597)	(3)%
APAC	17,225	14,566	2,659	18%	35,065	32,635	2,430	7%
Total net revenue	$84,865	$99,160	$(14,295)	(14)%	$164,971	$189,287	$(24,316)	(13)%

Regional revenue as a % of total net revenue:
Americas	50%	53%			47%	54%
EMEA	30%	32%			32%	29%
APAC	20%	15%			21%	17%
Our Video segment net revenue decreased 10% and 8% in the three and six months ended June 28, 2019, respectively, compared to the corresponding periods in 2018, primarily due to a shift in timing of certain bookings from the first half of the year to later in the year. We also continue to experience SaaS opportunities taking more time to close than traditional appliance-based video processing sales opportunities, thereby creating a near-term impact on revenue.
Our Cable Access segment net revenue decreased 34% and 32% in the three and six months ended June 28, 2019, respectively, compared to the corresponding periods in 2018. The decreases were primarily due to a shift in timing of CableOS related hardware shipments from the first half to the second half of the year, as a result of a temporary slowing by certain large customers for purposes of implementing trial-informed improvements to their system architectures before volume deployment.
Net revenue in the Americas decreased 20% and 25% in the three and six months ended June 28, 2019, respectively, compared to the corresponding periods in 2018, primarily due to a decrease in our Cable Access segment revenue.

EMEA net revenue decreased 20% and 3% in the three and six months ended June 28, 2019, respectively, compared to the corresponding periods in 2018, primarily due to a decrease in revenue in the Video segment.

APAC net revenue increased 18% and 7% in the three and six months ended June 28, 2019, respectively, compared to the corresponding periods in 2018, primarily due to an increase in revenue in the Video segment.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Gross profit	$43,928	$51,603	$(7,675)	(15)%	$85,777	$98,786	$(13,009)	(13)%
As a percentage of net revenue (“gross margin”)	51.8%	52.0%	(0.4)%		52.0%	52.2%	(0.1)%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Despite a decrease in revenue, gross margin in the three and six months ended June 28, 2019 remained relatively flat compared to the corresponding periods in 2018. This was due to consistently maintaining a higher composition of software in the overall product mix in each period.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Research and development	$21,313	$21,542	$(229)	(1)%	$42,714	$44,999	$(2,285)	(5)%
As a percentage of net revenue	25.1%	21.7%			25.9%	23.8%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses decreased 1% and 5% in the three and six months ended June 28, 2019, respectively, compared to the corresponding periods in 2018, primarily due to lower employee compensation costs due to headcount reductions primarily in our Video segment, our continuing transformation from a capital-intensive hardware development model to a predominantly software development model and lower stock-based compensation expense due to the timing of certain grants.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Selling, general and administrative	$29,319	$27,988	$1,331	5%	$57,330	$59,151	$(1,821)	(3)%
As a percentage of net revenue	34.5%	28.2%			34.8%	31.2%

Selling, general and administrative expenses increased 5% in the three months ended June 28, 2019 primarily due to incremental sales and marketing activity across both segments compared to the corresponding period in 2018.

Selling, general and administrative expenses decreased 3% in the six months ended June 28, 2019 compared to the corresponding period in 2018, primarily due to lower employee compensation costs due to headcount reductions, lower stock-based compensation expense due to the timing of certain grants, lower sales commissions and recovery of certain previously reserved receivables.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Video	$4,459	$6,239	$(1,780)	(29)%	$6,427	$8,234	$(1,807)	(22)%
Cable Access	(7,243)	540	(7,783)	(1,441)%	(13,040)	(973)	(12,067)	1,240%
Total segment operating income (loss)	$(2,784)	$6,779	$(9,563)	(141)%	$(6,613)	$7,261	$(13,874)	(191)%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	6.2%	7.9%	(1.7)%		4.6%	5.5%	(0.9)%
Cable Access	(54.6)%	2.7%	(57.3)%		(49.7)%	(2.5)%	(47.2)%
The operating margin for the Video segment in the three and six months ended June 28, 2019 decreased 1.7% and 0.9%, respectively, compared to the corresponding periods in 2018 primarily due to the decrease in revenue in each period, offset by lower operating expenses due to headcount reductions and lower discretionary spending as a result of vigilant cost management throughout the Company.
The operating margin for the Cable Access segment decreased 57.3% and 47.2% in the three and six months ended June 28, 2019, respectively, compared to the corresponding periods in 2018, primarily due to a decrease in high margin sales of CableOS software and support services. This decrease was partially offset by lower operating expenses due to headcount reductions and lower discretionary spending as a result of vigilant cost management throughout the Company.

The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Total segment operating income (loss)	$(2,784)	$6,779	$(6,613)	$7,261
Amortization of warrants	(23)	(284)	(48)	(395)
Unallocated corporate expenses	(368)	(746)	(726)	(2,588)
Stock-based compensation	(2,510)	(3,012)	(4,623)	(8,769)
Amortization of intangibles	(2,079)	(2,095)	(4,162)	(4,194)
Income (loss) from operations	(7,764)	642	(16,172)	(8,685)
Non-operating expense, net	(3,384)	(2,664)	(6,601)	(5,953)
Loss before income taxes	$(11,148)	$(2,022)	$(22,773)	$(14,638)
Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Amortization of intangibles	$784	$800	$(16)	(2)%	$1,572	$1,604	$(32)	(2)%
As a percentage of net revenue	0.9%	0.8%			1.0%	0.8%
The amortization of intangibles expense in the three and six months ended June 28, 2019 remained relatively flat compared to the corresponding periods in 2018.

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
The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Restructuring and related charges in:
Cost of revenue	$91	$115	$(24)	(21)%	$392	$877	$(485)	(55)%
Operating expenses-Restructuring and related charges	276	631	(355)	(56)%	333	1,717	(1,384)	(81)%
Total restructuring and related charges	$367	$746	$(379)	(51)%	$725	$2,594	$(1,869)	(72)%

Restructuring and related charges in the three and six months ended June 28, 2019 decreased by 51% and 72%, respectively, compared to the corresponding periods in 2018, primarily due to higher severance and employee benefit costs recorded under the restructuring plan initiated in the first quarter of 2018. See Note 10, “Restructuring and Related Charges,” of the notes to our Condensed Consolidated Financial Statements for additional information.

Interest Expense, Net
Interest expense, net was $3.0 million and $2.9 million for the three months ended June 28, 2019 and June 29, 2018, respectively. Interest expense, net was $5.9 million and $5.6 million for the six months ended June 28, 2019 and June 29, 2018, respectively. Interest expense, net increased in the three and six months ended June 28, 2019, compared to the corresponding periods in 2018, primarily due to higher amortization of debt discount and issuance costs for the Notes issued in December 2015.

Other Income (Expense), Net
Other income (expense), net was $(0.4) million and $0.2 million for the three months ended June 28, 2019 and June 29, 2018, respectively. Other expense, net was $0.7 million and $0.3 million for the six months ended June 28, 2019 and June 29, 2018, respectively. The increase in Other income (expense), net during the three and six months ended June 28, 2019, compared to the corresponding periods in 2018, was primarily due to recovery of previously expensed bad debts and a gain from a change in the fair valuation of equity investment in the second quarter of 2018 which did not recur in 2019.

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

Income Taxes
The following table presents the provision for (benefit from) income taxes and the effective income tax rate for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands, except percentages):

	Three months ended				Six months ended
	June 28, 2019	June 29, 2018	Q2 FY19 vs Q2 FY18		June 28, 2019	June 29, 2018	Q2 FY19 YTD vs Q2 FY18 YTD
Provision for (benefit from) income taxes	$697	$891	$(194)	(22)%	$378	$1,969	$(1,591)	(81)%
Effective income tax rate	(6.3)%	(44.1)%			(1.7)%	(13.5)%
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

Our effective income tax rate of (1.7%) for the six months ended June 28, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to our geographical mix of income and losses, the full valuation allowance against U.S. federal, California and other state deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the six months ended June 28, 2019, we recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of our foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from receiving a favorable tax ruling during the period.

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

Liquidity and Capital Resources
As of June 28, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $58.1 million, net accounts receivable of $70.6 million, our $15 million line of credit with Silicon Valley Bank, described in more detail below, and financing from French government agencies. As of June 28, 2019, we had $128.3 million in aggregate principal amount of convertible senior notes outstanding (“Notes”), which are due on December 1, 2020. The Notes bear interest at a fixed rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $18.0 million at June 28, 2019.

Our cash and cash equivalents of $58.1 million as of June 28, 2019 consisted of bank deposits held throughout the world, of which $50.7 million of the cash and cash equivalents balance was held outside of the U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $58.1 million at June 28, 2019 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, take advantage of unanticipated strategic opportunities or strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

On September 27, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed up to 85% of our eligible receivables. Under the terms of the Loan Agreement, we may also request letters of credit from the Bank. The face value of any outstanding letters of credit reduce the amount otherwise available under the revolving credit facility. Loans under the Loan Agreement will bear interest at our option, and subject to certain conditions, at an annual rate of either a prime rate or a LIBOR rate plus an applicable margin of 2.25%. There will be no applicable margin for prime rate advances when we are in compliance with the liquidity requirement of at least $20.0 million in the aggregate of consolidated cash plus availability under the Loan Agreement (the “Liquidity Requirement”) and a 0.25% margin for prime rate advances when we are not in compliance with the Liquidity Requirement. We may not request LIBOR advances when not in compliance with the Liquidity Requirement. Interest on each advance is due and payable monthly and the principal balance is due at maturity. Our obligations under the revolving credit facility are secured by a security interest on substantially all of its assets, excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants. We must comply with financial covenants requiring maintaining (i) a minimum short-term asset to short-term liabilities ratio and (ii) minimum adjusted EBITDA, in the amounts and for the periods as set forth in the Loan Agreement. We must also maintain a minimum liquidity amount, comprised of unrestricted cash held at accounts with the Bank plus proceeds available to be drawn under the Loan Agreement, equal to $10.0 million at all times. As of June 28, 2019, we were in compliance with the covenants under the Loan Agreement.

As of June 28, 2019, the Company had committed $2.1 million towards security for letters of credit issued under the Loan Agreement. There were no cash borrowings under the Loan Agreement as of June 28, 2019.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended
	June 28, 2019	June 29, 2018
Net cash provided by (used in):
Operating activities	$(4,646)	$3,248
Investing activities	(2,939)	(3,181)
Financing activities	(340)	(3,864)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(588)
Net decrease in cash, cash equivalents and restricted cash	$(7,925)	$(4,385)

Operating Activities
Net cash used in operations increased $7.9 million in the six months ended June 28, 2019, compared to the corresponding period in 2018, primarily due to an increase in net loss and higher cash being used for our working capital needs.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $0.2 million in the six months ended June 28, 2019, compared to the corresponding period in 2018, due to a decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities decreased $3.5 million in the six months ended June 28, 2019, compared to the corresponding period in 2018, primarily due to an increase in the French R&D tax credit collected in the current period, partially offset by higher payment of tax withholding obligations related to net share settlements of restricted stock units.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of June 28, 2019 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2019 (Remaining six months)	2020 and 2021	2022 and 2023	Thereafter
Convertible debt	$128,250	$—	$128,250	$—	$—
Purchase commitments	46,122	30,472	14,084	1,566	—
Operating leases	50,195	5,624	15,344	8,650	20,577
TVN debt	17,977	946	11,860	4,944	227
Interest on convertible debt	7,695	2,565	5,130	—	—
Other commitments (1)	3,022	1,404	1,574	44	—
Avid litigation settlement fees	2,000	—	2,000	—	—
TVN VDP Obligations	1,410	591	819	—	—
Finance lease	99	77	22	—	—
Total contractual obligations	$256,770	$41,679	$179,083	$15,204	$20,804
Other commercial commitments:
Standby letters of credit	$2,376	$97	$2,279	$—	$—
Total commercial commitments	$2,376	$97	$2,279	$—	$—

(1) Primarily includes variable lease payments that do not depend on an index or rate, or usage of an underlying asset, and payments associated with lease arrangements with an initial term of twelve months or less.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 28, 2019.

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

Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 93% of our consolidated net revenue in the six months ended June 28, 2019, recorded net billings denominated in foreign currencies of approximately 17% of their net billings in the six months of 2019, compared to 16% in the corresponding period in 2018. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekel and Japanese yen, are summarized as follows (in thousands):

	June 28, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Purchase	$33,716	$28,975

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests. The aggregate debt balance of such instruments at June 28, 2019 was $18.1 million, of which $0.1 million relates to obligations under finance leases with fixed interest rates. The remaining $18.0 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to seven years, with expiries ranging from 2019 through 2025. A majority of the loans are tied to the 1-month EURIBOR rate plus spread. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of June 28, 2019, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of June 28, 2019, we had $128.3 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended June 28, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe software-based cable access solutions will, over time, replace and make obsolete current CMTS solutions, which is a market our products have historically not addressed, as well as cable edge-QAM products. If demand for our software-based cable access solutions is weaker than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Further, in September 2016 we granted Comcast a warrant (the “Warrant”) to purchase shares of our common stock to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based cable access solution. Notwithstanding Comcast’s recent election to license our CableOS software and its significant commitment in software license fees to us, if Comcast deploys our CableOS solution in its networks more slowly than we anticipate or at a scale below our expectations, we may be unable to fully realize the anticipated benefits of our relationship with Comcast and our business and operating results, financial condition and cash flows could be materially and adversely affected. Moreover, if competitors adapt new cable industry technology standards into competing cable access solutions faster than we do, or promulgate a new or competitive architecture for next-generation cable access solutions that renders our CableOS solution obsolete, our business may be adversely impacted.

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

Revenue derived from customers outside of the U.S. for the six months ended June 28, 2019 and June 29, 2018 represented approximately 60% and 54% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the six months ended June 28, 2019 and June 29, 2018 accounted for approximately 39% and 36% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the three months ended June 28, 2019, Comcast accounted for more than 10% of our net revenue and during the six months ended June 28, 2019, no single customer accounted for more than 10% of our net revenue. During the six months ended June 29, 2018, Comcast accounted for 14% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, notwithstanding Comcast’s recent election to license our CableOS software and significant commitment of license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of June 28, 2019, we had approximately $240.3 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of June 28, 2019, we had 791 employees in our international operations, representing approximately 68% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of June 28, 2019, we maintained facilities in Israel with a total of 170 employees, or approximately 15% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

At June 28, 2019, we held 83 issued U.S. patents and 54 issued foreign patents, and had 97 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash of approximately $58.1 million at June 28, 2019 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Should any of the above events occur, our reputation, competitive position and business could be significantly harmed, and we could be subject to claims for liability from customers, third parties and governmental authorities. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our business, operating results, financial condition and cash flows could be materially and adversely affected. In addition, our business operations utilize and rely upon numerous third-party vendors, manufacturers, solution providers, partners and consultants, and any failure of such third parties’ cybersecurity measures could materially and adversely affect or disrupt our business.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

3.2	Amended and Restated Bylaws of Harmonic Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

10.1	Lease Termination Agreement dated as of May 15, 2019 by and between Harmonic Inc. and Google LLC.

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019, formatted in Extensible Business Reporting Language (XBRL) include:

(i) Condensed Consolidated Balance Sheets at June 28, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2019 and June 29, 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 28, 2019 and June 29, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 28, 2019 and June 29, 2018, and (v) Notes to Condensed Consolidated Financial Statements.

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
Date: August 5, 2019