Form 10-Q
period 2019-09-27
HARMONIC INC
filed 2019-11-04
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 27, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 25, 2019 was 90,343,130.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 27, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$66,695	$65,989
Accounts receivable, net	100,905	81,795
Inventories	28,970	25,638
Prepaid expenses and other current assets	40,317	23,280
Total current assets	236,887	196,702
Property and equipment, net	18,901	22,321
Operating lease right-of-use assets	27,694	—
Goodwill	238,734	240,618
Intangibles, net	6,518	12,817
Other long-term assets	39,472	38,377
Total assets	$568,206	$510,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and finance lease obligations, current	$6,962	$7,175
Accounts payable	31,227	33,778
Income taxes payable	1,128	1,099
Deferred revenue	47,873	41,592
Accrued and other current liabilities	59,260	52,761
Total current liabilities	146,450	136,405
Convertible notes, long-term	130,217	114,808
Other debts and finance lease obligations, long-term	10,384	12,684
Income taxes payable, long-term	269	460
Other non-current liabilities	39,836	18,228
Total liabilities	327,156	282,585
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 90,315 and 87,057 shares issued and outstanding at September 27, 2019 and December 31, 2018, respectively	90	87
Additional paid-in capital	2,323,839	2,296,795
Accumulated deficit	(2,077,510)	(2,067,416)
Accumulated other comprehensive loss	(5,369)	(1,216)
Total stockholders’ equity	241,050	228,250
Total liabilities and stockholders’ equity	$568,206	$510,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Revenue:
Appliance and integration	$83,082	$71,965	$189,864	$204,385
SaaS and service	32,643	28,651	90,832	85,518
Total net revenue	115,725	100,616	280,696	289,903
Cost of revenue:
Appliance and integration	26,812	38,945	83,178	106,183
SaaS and service	13,373	11,569	36,201	34,832
Total cost of revenue	40,185	50,514	119,379	141,015
Total gross profit	75,540	50,102	161,317	148,888
Operating expenses:
Research and development	20,197	22,251	62,911	67,250
Selling, general and administrative	31,148	29,723	88,478	88,874
Amortization of intangibles	785	792	2,357	2,396
Restructuring and related charges	861	987	1,194	2,704
Total operating expenses	52,991	53,753	154,940	161,224
Income (loss) from operations	22,549	(3,651)	6,377	(12,336)
Interest expense, net	(3,000)	(2,872)	(8,862)	(8,492)
Loss on debt extinguishment	(5,695)	—	(5,695)	—
Other expense, net	(1,594)	(365)	(2,333)	(698)
Income (loss) before income taxes	12,260	(6,888)	(10,513)	(21,526)
Provision for income taxes	603	870	981	2,839
Net income (loss)	$11,657	$(7,758)	$(11,494)	$(24,365)

Net income (loss) per share:
Basic	$0.13	$(0.09)	$(0.13)	$(0.29)
Diluted	$0.12	$(0.09)	$(0.13)	$(0.29)
Shares used in per share calculation:
Basic	89,964	86,321	89,030	85,188
Diluted	97,596	86,321	89,030	85,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net income (loss)	$11,657	$(7,758)	$(11,494)	$(24,365)
Losses reclassified into earnings	—	—	56	—
Change in foreign currency translation adjustments	(3,431)	447	(3,874)	(2,577)
Other comprehensive income (loss) before tax	(3,431)	447	(3,818)	(2,577)
Less: Provision for (benefit from) income taxes	284	(78)	335	291
Other comprehensive income (loss), net of tax	(3,715)	525	(4,153)	(2,868)
Total comprehensive income (loss)	$7,942	$(7,233)	$(15,647)	$(27,233)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended September 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 28, 2019	89,074	$89	$2,302,798	$(2,089,167)	$(1,654)	$212,066
Net income	—	—	—	11,657	—	11,657
Other comprehensive loss, net of tax	—	—	—	—	(3,715)	(3,715)
Issuance of common stock under option, stock award and purchase plans	1,241	1	2,975	—	—	2,976
Stock-based compensation	—	—	4,157	—	—	4,157
Issuance of warrant	—	—	16,142	—	—	16,142
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 4.00% convertible notes due 2020	—	—	(27,111)	—	—	(27,111)
Conversion feature of 2.00% convertible notes due 2024	—	—	24,878	—	—	24,878
Balance at September 27, 2019	90,315	$90	$2,323,839	$(2,077,510)	$(5,369)	$241,050

	Three Months Ended September 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 28, 2018	85,439	$85	$2,283,649	$(2,062,988)	$(11)	$220,735
Net loss	—	—	—	(7,758)	—	(7,758)
Other comprehensive income, net of tax	—	—	—	—	525	525
Issuance of common stock under option, stock award and purchase plans	1,248	2	1,819	—	—	1,821
Stock-based compensation	—	—	5,411	—	—	5,411
Issuance of warrant	—	—	2,295	—	—	2,295
Balance at September 28, 2018	86,687	$87	$2,293,174	$(2,070,746)	$514	$223,029

	Nine Months Ended September 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	87,057	$87	$2,296,795	$(2,067,416)	$(1,216)	$228,250
Cumulative effect to retained earnings related to adoption of Topic 718 (1)	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	87	2,296,795	(2,066,016)	(1,216)	229,650
Net loss	—	—	—	(11,494)	—	(11,494)
Other comprehensive loss, net of tax	—	—	—	—	(4,153)	(4,153)
Issuance of common stock under option, stock award and purchase plans	3,258	3	4,292	—	—	4,295
Stock-based compensation	—	—	8,843	—	—	8,843
Issuance of warrant	—	—	16,142	—	—	16,142
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 4.00% convertible notes due 2020	—	—	(27,111)	—	—	(27,111)
Conversion feature of 2.00% convertible notes due 2024	—	—	24,878	—	—	24,878
Balance at September 27, 2019	90,315	$90	$2,323,839	$(2,077,510)	$(5,369)	$241,050

	Nine Months Ended September 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	82,554	$83	$2,272,690	$(2,057,812)	$3,382	$218,343
Cumulative effect to retained earnings related to adoption of ASC 606	—	—	—	11,431	—	11,431
Balance at January 1, 2018	82,554	83	2,272,690	(2,046,381)	3,382	229,774
Net loss	—	—	—	(24,365)	—	(24,365)
Other comprehensive loss, net of tax	—	—	—	—	(2,868)	(2,868)
Issuance of common stock under option, stock award and purchase plans	4,133	4	4,130	—	—	4,134
Stock-based compensation	—	—	14,059	—	—	14,059
Issuance of warrant	—	—	2,295	—	—	2,295
Balance at September 28, 2018	86,687	$87	$2,293,174	$(2,070,746)	$514	$223,029
(1) See Note 2, “Recent Accounting Pronouncements” for more information on the adoption of Accounting Standard Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting issued by the Financial Accounting Standards Board.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net loss	$(11,494)	$(24,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	6,242	6,281
Depreciation	8,480	9,910
Stock-based compensation	8,719	14,202
Amortization of discount on convertible debt and issuance cost	4,960	4,482
Amortization of non-cash warrant	13,137	1,185
Restructuring, asset impairment and loss on retirement of fixed assets	85	1,105
Loss on debt extinguishment	5,695	—
Deferred income taxes, net	75	1,056
Foreign currency adjustments	(1,719)	(1,034)
Provision for excess and obsolete inventories	704	1,259
Allowance for doubtful accounts and returns	988	1,357
Other non-cash adjustments, net	1,150	286
Changes in operating assets and liabilities:
Accounts receivable	(20,521)	(9,585)
Inventories	(4,170)	997
Prepaid expenses and other assets	(5,703)	2,507
Accounts payable	(2,839)	(4,032)
Deferred revenue	8,002	1,783
Income taxes payable	(114)	461
Accrued and other liabilities	(10,536)	(2,188)
Net cash provided by operating activities	1,141	5,667
Cash flows from investing activities:
Proceeds from sales of investments	—	104
Purchases of property and equipment	(4,973)	(4,703)
Net cash used in investing activities	(4,973)	(4,599)
Cash flows from financing activities:
Proceeds from convertible debt	115,500	—
Payments of convertible debt	(109,603)	—
Payment of convertible debt issuance costs	(3,465)	—
Proceeds from other debts and finance leases	4,684	5,066
Repayment of other debts and finance leases	(6,387)	(6,568)
Proceeds from common stock issued to employees	5,573	4,299
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,278)	(166)
Net cash provided by financing activities	5,024	2,631
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(486)	(580)
Net increase in cash, cash equivalents and restricted cash	706	3,119
Cash, cash equivalents and restricted cash at beginning of period	65,989	58,757
Cash, cash equivalents and restricted cash at end of period	$66,695	$61,876
Supplemental disclosures of cash flow information:
Income tax payments, net	980	1,209
Interest payments, net	3,432	2,727
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	543	664
Issuance of warrant	16,142	2,295
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$66,695	$61,654
Restricted cash included in prepaid expenses and other current assets	—	222
Total cash, cash equivalents and restricted cash	$66,695	$61,876

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2018 Form 10-K. There have been no significant changes to these policies during the nine months ended September 27, 2019 other than those disclosed in Note 2, “Recent Accounting Pronouncements”.

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

If the Company has not yet established a price because the good or service has not previously been sold on a standalone basis, SSP for such good and service in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSP, using observable prices, with any residual amount of the transaction price allocated to the good or service for which the price has not yet been established.

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

Contract assets and deferred revenue consisted of the following (in thousands):

	As of
	September 27, 2019	December 31, 2018
Contract assets	$6,774	$3,834
Deferred revenue	54,817	46,922

Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Condensed Consolidated Balance Sheets. See Note 8, “Balance Sheet Components” for additional information.

During the three months ended September 27, 2019 and September 28, 2018, the Company recognized revenue of $6.1 million and $7.8 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. During the nine months ended September 27, 2019 and September 28, 2018, the Company recognized revenue of $37.4 million and $43.2 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year.

The Company elected the practical expedient under Topic 606 to not disclose the transaction price allocated to remaining performance obligations, since the majority of the Company’s arrangements have original expected durations of one year or less, or the invoicing corresponds to the value of the Company’s performance completed to date. These performance obligations primarily relate to the Company’s support and maintenance contracts which have a duration of one year or less and subscriptions services for which invoicing corresponds to the value of the Company’s performance completed to date.

In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS software as contemplated under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of September 27, 2019, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations is $110.3 million, and the Company will recognize this revenue as the related performance obligations are delivered over the next three years to four years.

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

The components of lease expense are as follows (in thousands):

	Three months ended	Nine months ended
	September 27, 2019	September 27, 2019
Operating lease cost	$2,641	$6,868
Variable lease cost	837	2,360
Total lease cost	$3,478	$9,228
Supplemental cash flow information related to leases are as follows (in thousands):

	Three months ended	Nine months ended
	September 27, 2019	September 27, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,655	$6,937
ROU assets obtained in exchange for operating lease obligations	$—	$10,305
Other information related to leases are as follows:

Nine months ended
September 27, 2019
Operating leases
Weighted-average remaining lease term (years)	7.2
Weighted-average discount rate	6.8%
Future minimum lease payments under non-cancelable operating leases as of September 27, 2019 are as follows (in thousands):

Years ending December 31,
2019 (remaining three months)	$2,795
2020	9,429
2021	5,732
2022	4,360
2023	4,131
Thereafter	20,347
Total future minimum lease payments	$46,794
Less: imputed interest	(10,954)
Total	$35,840

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

The Company determined that there were no indicators at September 27, 2019 that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at September 27, 2019 and December 31, 2018, was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

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
Losses on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended		Nine months ended
	Financial Statement Location	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Derivatives not designated as hedging instruments:
Losses recognized in income	Other expense, net	$(1,357)	$(30)	$(1,966)	$(1,412)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	September 27, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Purchase	$26,233	$28,975
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	September 27, 2019	December 31, 2018	Balance Sheet Location	September 27, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$—	Accrued and other current liabilities	$182	$333
Total derivatives		$—	$—		$182	$333

Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of September 27, 2019, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets
Derivative liabilities	$182	—	$182
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of September 27, 2019, the total compensating balance maintained was $1.0 million.

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 27, 2019
Accrued and other current liabilities
Derivative liabilities	$—	$182	$—	$182
Total liabilities measured and recorded at fair value	$—	$182	$—	$182
	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Accrued and other current liabilities
Derivative liabilities	$—	$333	$—	$333
Total liabilities measured and recorded at fair value	$—	$333	$—	$333

The Company’s liability for the TVN VDP (as defined below) was $1.1 million and $2.4 million as of September 27, 2019 and December 31, 2018, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. The fair value of this liability has not been subsequently remeasured based on the applicable accounting guidance. See Note 10, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s 4.00% Senior Convertible Notes due 2020 (the “2020 Notes”) was approximately $60.3 million and $136.5 million as of September 27, 2019 and December 31, 2018, respectively. The fair value of Company’s 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”) was approximately $120.0 million as of September 27, 2019. The 2020 Notes and 2024 Notes are classified as Level 2 valuations. The Company’s other debts assumed from the Thomson Video Networks (“TVN”) acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding finance leases, outstanding as of September 27, 2019 and December 31, 2018 were in the aggregate of $17.3 million and $19.7 million, respectively. (See Note 11, “Convertible Notes, Other debts and Finance Leases” for additional information).
During the nine months ended September 27, 2019, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	September 27, 2019	December 31, 2018
Accounts receivable, net:
Accounts receivable	$103,460	$85,292
Less: allowances for doubtful accounts and sales returns	(2,555)	(3,497)
Total	$100,905	$81,795

	September 27, 2019	December 31, 2018
Inventories:
Raw materials	$1,218	$1,705
Work-in-process	1,329	991
Finished goods	16,377	12,267
Service-related spares	10,046	10,675
Total	$28,970	$25,638

	September 27, 2019	December 31, 2018
Prepaid expenses and other current assets:
Deferred cost of revenue	$9,290	$3,671
Prepaid expenses	7,595	4,834
French R&D tax credits receivable(1)	7,172	7,305
Contract assets(2)	6,774	3,834
Capitalized sales commissions	1,378	1,098
Other	8,108	2,538
Total	$40,317	$23,280
(1) The Company’s TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credits receivable at September 27, 2019 were approximately $22.3 million and are expected to be recoverable from 2020 through 2023.
(2) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

	September 27, 2019	December 31, 2018
Property and equipment, net:
Machinery and equipment	$75,321	$75,094
Capitalized software	33,760	32,696
Leasehold improvements	15,050	14,951
Furniture and fixtures	6,001	6,049
Property and equipment, gross	130,132	128,790
Less: accumulated depreciation and amortization	(111,231)	(106,469)
Total	$18,901	$22,321

	September 27, 2019	December 31, 2018
Other long-term assets:
French R&D tax credits receivable	$15,131	$19,249
Deferred tax assets	8,500	8,695
Equity investment	3,593	3,593
Other	12,248	6,840
Total	$39,472	$38,377

	September 27, 2019	December 31, 2018
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$17,270	$21,451
Operating lease liability (short-term)	9,453	—
Accrued warranty	4,581	4,869
Contingent inventory reserves	2,143	2,500
Accrued Avid litigation settlement, current	2,000	1,500
Accrued TVN VDP, current (3)	1,106	1,585
Others	22,707	20,856
Total	$59,260	$52,761

(3) See Note 10, “Restructuring and related charges-TVN VDP,” for additional information on the Company’s TVN VDP liabilities.

	September 27, 2019	December 31, 2018
Other non-current liabilities:
Operating lease liability (long-term)	$25,395	$—
Deferred revenue (long-term)	6,944	5,330
Others	7,497	12,898
Total	$39,836	$18,228

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

The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of October. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. The two-step impairment test involves estimating the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. No impairment indicators were identified as of September 27, 2019.

The changes in the carrying amount of goodwill for the nine months ended September 27, 2019 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2018	$179,839	$60,779	$240,618
Foreign currency translation adjustment, net	(1,869)	(15)	(1,884)
Balance as of September 27, 2019	$177,970	$60,764	$238,734

Intangible Assets, Net
The following is a summary of intangible assets, net (in thousands):

		September 27, 2019			December 31, 2018
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	0.4	$31,707	$(29,461)	$2,246	$31,707	$(25,576)	$6,131
Customer relationships/contracts	1.4	44,501	(40,291)	4,210	44,650	(38,146)	6,504
Trademarks and trade names	0.4	595	(533)	62	623	(441)	182
Maintenance agreements and related relationships	n/a	5,500	(5,500)	—	5,500	(5,500)	—
Order backlog	n/a	3,056	(3,056)	—	3,112	(3,112)	—
Total identifiable intangibles, net		$85,359	$(78,841)	$6,518	$85,592	$(72,775)	$12,817

Amortization expense for the identifiable purchased intangible assets for the three and nine months ended September 27, 2019 and September 28, 2018 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Included in cost of revenue	$1,295	$1,295	$3,885	$3,885
Included in operating expenses	785	792	2,357	2,396
Total amortization expense	$2,080	$2,087	$6,242	$6,281
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2019 (remaining three months)	$1,295	$780	$2,075
2020	951	2,997	3,948
2021	—	495	495
Total future amortization expense	$2,246	$4,272	$6,518

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

In the three and nine months ended September 27, 2019, the Company recorded an aggregate amount of $1.1 million and $1.5 million, respectively, of restructuring and related charges for severance and employee benefits for certain employees within the Company’s general and administrative functions and one specific function within the Video segment. The Company made $0.4 million in payments in the nine months ended September 27, 2019, with the remaining $1.1 million liability outstanding as of September 27, 2019.

As of September 27, 2019, total liabilities related to restructuring plans initiated prior to fiscal 2019 were $2.2 million.

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Restructuring and related charges in:
Cost of revenue	$331	$7	$723	$884
Operating expenses - Restructuring and related charges	861	987	1,194	2,704
Total restructuring and related charges	$1,192	$994	$1,917	$3,588
As of September 27, 2019 and December 31, 2018, the Company’s total restructuring liability was $3.4 million and $5.3 million, respectively, of which $3.0 million and $3.3 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $0.4 million and $2.0 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s restructuring plans during the nine months ended

September 27, 2019 (in thousands):

	Excess facilities	Severance and benefits	TVN VDP (1)	Others	Total
Balance at December 31, 2018	$2,926	$—	$2,409	$—	$5,335
Charges for current period	—	1,476	50	367	1,893
Adjustments to restructuring provisions	47	—	(23)	—	24
Cash payments	(1,409)	(382)	(1,324)	(252)	(3,367)
Others	(382)	—	(62)	—	(444)
Balance at September 27, 2019	$1,182	$1,094	$1,050	$115	$3,441

(1) “TVN VDP” consists of restructuring-related costs in connection with the TVN acquisition that included global workforce reductions, exiting certain operating facilities and disposing of excess assets and an employee voluntary departure plan in France.

TVN VDP

The amount of restructuring-related costs recorded for the nine months ended September 27, 2019 was immaterial. The amount of restructuring-related costs recorded for the nine months ended September 28, 2018 was $1.8 million. The TVN VDP liability balance as of September 27, 2019 was $1.1 million, payable through 2020.

NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND FINANCE LEASES
2.00% Convertible Senior Notes due 2024
In September 2019, the Company issued $115.5 million of 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”) pursuant to an indenture (the “2024 Notes Indenture”), dated September 13, 2019, by and between the Company and U.S. Bank National Association, as trustee. The 2024 Notes bear interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year, beginning March 1, 2020. The 2024 Notes will mature on September 1, 2024, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.

The 2024 Notes are convertible into cash, shares of the Company’s common stock, par value $0.001 (“Common Stock”), or a combination thereof, at the Company’s election, at an initial conversion rate of 115.5001 shares of Common Stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $8.66 per share). The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes or a notice of redemption and under other circumstances, in each case, as set forth in the 2024 Notes Indenture.

Prior to the close of business on the business day immediately preceding June 1, 2024, the 2024 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2019, and only during such fiscal quarter, if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2024 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2024 Notes may convert all or any portion of their 2024 Notes regardless of the foregoing conditions.

The Company may not redeem the 2024 Notes prior to September 6, 2022. The Company may redeem for cash all or any portion of the 2024 Notes at its option, on or after September 6, 2022, if the last reported sale price of its Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If a fundamental change occurs, holders of the 2024 Notes may require the Company to purchase all or any portion of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Concurrent with the closing of the 2024 Notes, the Company used $109.6 million of the proceeds to repurchase a portion of the outstanding principal of the 4.00% Senior Convertible Notes due 2020 (the “2020 Notes”) in privately negotiated transactions. In addition, the Company paid $0.9 million in accrued and unpaid interest on the repurchased portion and incurred approximately $4.3 million of debt issuance cost, resulting in net proceeds to the Company of approximately $0.7 million, which was used to fund general corporate expenses.

In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2024 Notes was valued at $24.9 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2024 Notes is being amortized to interest expense at the effective interest rate over the contractual term of the 2024 Notes. The following table presents the components of the 2024 Notes as of September 27, 2019 (in thousands, except for years and percentages):

September 27, 2019
Liability:
Principal amount	$115,500
Less: Debt discount, net of amortization	(24,686)
Less: Debt issuance costs, net of amortization	(3,350)
Carrying amount	$87,464
Remaining amortization period (years)	4.9
Effective interest rate on liability component	7.95%

4.00% Convertible Senior Notes due 2020
In December 2015, the Company issued $128.25 million in aggregate principal amount of the 2020 Notes pursuant to an indenture (the “2020 Notes Indenture”), dated December 14, 2015, by and between the Company and U.S. Bank National Association, as trustee. The 2020 Notes bear interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year and the 2020 Notes will mature on December 1, 2020 unless earlier repurchased or converted.
In September 2019, the Company used approximately $109.6 million of the net proceeds from the issuance of the 2024 Notes to repurchase $82.5 million aggregate principal of the 2020 Notes in privately negotiated transactions. The repurchase of the 2020 Notes was accounted for as a debt extinguishment, and the consideration transferred was allocated between the equity and liability components by determining the fair value of the conversion option immediately prior to the debt extinguishment and allocating that portion of the repurchase price to additional paid-in capital for $27.1 million, with the residual repurchase price allocated to the liability component, respectively. The partial repurchase of the 2020 Notes resulted in the recognition of a $5.7 million loss on debt extinguishment for the three months ended September 27, 2019.

The 2020 Notes are convertible into cash, shares of the Company’s Common Stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of 2020 Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances, in each case, as set forth in the 2020 Notes Indenture.
Prior to the close of business on the business day immediately preceding September 1, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2020 Notes on each applicable trading day; (2) during the five business day period after any 5 consecutive trading day period (the “measurement period ”) in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2020 Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances. The 2020 Notes do not have a redemption feature.
If a fundamental change occurs, holders of the 2020 Notes may require the Company to purchase all or any portion of their 2020 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2020 Notes was initially valued at $26.1 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2020 Notes is being amortized to interest expense at the effective interest rate over the contractual term of the 2020 Notes. The following table presents the components of the 2020 Notes as of September 27, 2019 and December 31, 2018 (in thousands, except for years and percentages):

	September 27, 2019	December 31, 2018
Liability:
Principal amount	$45,785	$128,250
Less: Debt discount, net of amortization	(2,706)	(11,996)
Less: Debt issuance costs, net of amortization	(326)	(1,446)
Carrying amount	$42,753	$114,808
Remaining amortization period (years)	1.2	1.9
Effective interest rate on liability component	9.94%	9.94%
The following table presents interest expense recognized for the 2020 Notes and 2024 Notes (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Contractual interest expense	$1,235	$1,283	$3,800	$3,848
Amortization of debt discount	1,513	1,364	4,425	4,001
Amortization of debt issuance costs	185	164	535	481
Total interest expense recognized	$2,933	$2,811	$8,760	$8,330

Other Debts and Finance Leases

The Company has a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

	September 27, 2019	December 31, 2018
Financing from French government agencies related to various government incentive programs (1)	$16,607	$18,783
Term loans	655	914
Obligations under finance leases	84	162
Total debt obligations	17,346	19,859
Less: current portion	(6,962)	(7,175)
Long-term portion	$10,384	$12,684
(1) As of September 27, 2019 and December 31, 2018, loans backed by French R&D tax credit receivables were $14.7 million and $16.7 million, respectively. As of September 27, 2019, the TVN French Subsidiary had an aggregate of $22.3 million of R&D tax credit receivables from the French government from 2020 through 2023. See Note 8, “Balance Sheet Components” for additional information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2020 through 2022. The remaining loans of $1.9 million at September 27, 2019, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2019 through 2025.

Future minimum repayments

The table below presents the future minimum repayments of debts and finance lease obligations for TVN as of September 27, 2019 (in thousands):

Years ending December 31,	Finance lease obligations	Other Debt obligations
2019 (remaining three months)	$62	$704
2020	22	6,313
2021	—	5,095
2022	—	4,783
2023	—	148
Thereafter	—	219
Total	$84	$17,262

Line of Credit
On September 27, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time could exceed up to 85% of the Company’s eligible receivables. Under the terms of the Loan Agreement, the Company could request letters of credit from the Bank.
The Loan Agreement with the Bank was terminated effective September 10, 2019, in conjunction with the issuance of the 2024 Notes. There were no borrowings under the Loan Agreement prior to the termination, except $2.1 million committed towards security for letters of credit, which were unsecured as of September 27, 2019. The Company was in compliance with the covenants under the Loan Agreement prior to the termination.

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 12, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2018 Form 10-K for details pertaining to each plan.

The Company’s stockholders approved an amendment to the ESPP at the 2019 annual meeting of stockholders (the “2019 Annual Meeting”) to increase the number of shares of common stock reserved for issuance under the ESPP by 1,000,000 shares. The Company’s stockholders also approved an amendment to the 1995 Stock Plan at the 2019 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 3,500,000 shares. As of September 27, 2019, there were 1.2 million and 5.1 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the nine months ended September 27, 2019 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	3,068	$5.76
Exercised	(308)	4.85
Canceled or expired	(379)	6.14
Balance at September 27, 2019	2,381	5.81	2.0	$2,719.0
As of September 27, 2019
Vested and expected to vest	2,381	5.81	2.0	$2,719.0
Exercisable	2,380	5.82	2.0	$2,715.6
The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the nine months ended September 27, 2019.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the nine months ended September 27, 2019 and September 28, 2018, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information during the nine months ended September 27, 2019 (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	3,403	$3.99
Granted	2,671	5.75
Vested	(2,126)	3.96
Forfeited	(72)	4.90
Balance at September 27, 2019	3,876	5.10
Market-based awards
In the second quarter of 2019, the Company granted 200,000 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to a key executive that is expected to vest during a three-year period. The vesting condition for the MRSUs include performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index. The aggregate grant-date fair value of these shares was estimated to be $1.1 million using a Monte-Carlo simulation valuation method. The stock-based compensation recognized for the MRSUs for the three and nine months ended September 27, 2019 was $0.1 million and $0.2 million, respectively. The unrecognized stock-based compensation of the MRSUs as of September 27, 2019 was $0.9 million. None of these MRSUs had vested as of September 27, 2019.

French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of TVN in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost	$57	$59	$171	$185
Interest cost	20	18	59	56
Net periodic benefit cost	$77	$77	$230	$241
The present value of the Company’s pension obligation as of September 27, 2019 was $4.9 million, of which $0.1 million was reported as a component of “Accrued and other current liabilities” and $4.8 million was reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2018 was $4.9 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the nine months ended September 27, 2019 and September 28, 2018 were $245,000 and $259,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Stock-based compensation in:
Cost of revenue	$410	$614	$830	$1,577
Research and development expense	1,120	1,676	2,318	4,298
Selling, general and administrative expense	2,566	3,143	5,571	8,327
Total stock-based compensation in operating expense	3,686	4,819	7,889	12,625
Total stock-based compensation	$4,096	$5,433	$8,719	$14,202
As of September 27, 2019, total unrecognized stock-based compensation cost related to unvested RSUs was $15.7 million and is expected to be recognized over a weighted-average period of approximately 1.49 years.
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

	ESPP Purchase Period Ending
	December 31, 2019	July 1, 2019	December 31, 2018	July 2, 2018
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	33%	43%	51%	60%
Risk-free interest rate	2.1%	2.5%	2.1%	1.7%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.36	$1.31	$1.32	$1.34
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

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Income (loss) before income taxes	$12,260	$(6,888)	$(10,513)	$(21,526)
Provision for income taxes	603	870	981	2,839
Effective income tax rate	4.9%	(12.6)%	(9.3)%	(13.2)%
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
The Company's effective income tax rate of (9.3)% for the nine months ended September 27, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the nine months ended September 27, 2019, the Company recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of its foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from the Company receiving a favorable tax ruling during the first quarter of 2019.

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

As of September 27, 2019, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.3 million, of which $16.2 million would affect the Company’s effective tax rate if the benefits are eventually recognized, subject to valuation allowance considerations. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $28 thousand of gross interest and penalties accrued as of September 27, 2019. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. For the nine months ended September 27, 2019, the Company released $0.6 million of unrecognized tax benefits due to closures of tax audits in foreign jurisdictions.

NOTE 14: NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator:
Net income (loss)	$11,657	$(7,758)	$(11,494)	$(24,365)
Denominator:
Weighted average number of common shares outstanding
Basic	89,964	86,321	89,030	85,188
Effect of dilutive securities from stock options, restricted stock units and ESPP	1,855	—	—	—
Effect of dilutive securities from convertible debt	3,468	—	—	—
Effect of dilutive securities from warrant	2,309	—	—	—
Diluted shares	97,596	86,321	89,030	85,188
Net income (loss) per share:
Basic	$0.13	$(0.09)	$(0.13)	$(0.29)
Diluted	$0.12	$(0.09)	$(0.13)	$(0.29)
Basic net loss per share was the same as diluted net loss per share for the three months ended September 28, 2018 and nine months ended September 27, 2019 and September 28, 2018, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the periods presented. The following table sets forth the potential weighted common shares outstanding and the anti-dilutive weighted shares that were excluded from the computation of basic and diluted net income (loss) per share calculations (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Stock options	678	3,219	2,699	3,386
RSUs	8	3,266	2,860	2,933
Stock purchase rights under the ESPP	—	529	475	635
Convertible Debt	—	—	1,156	—
Warrants (1)	—	1,555	4,128	1,039
Total	686	8,569	11,318	7,993
(1) See Note 15, “Warrants” for additional information.

The Company’s intent is to settle the principal amount of the 2020 Notes and the 2024 Notes in cash. The treasury stock method is used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.

•
The conversion spread of 7,962,609 shares will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share for the 2020 Notes.

•
The conversion spread of 13,337,182 shares will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $8.66 per share for the 2024 Notes.

See Note 11, “Convertible Notes, Other Debts and Finance Leases” for additional information on the 2020 Notes and the 2024 Notes.

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

Prior to the third quarter of fiscal 2019, Comcast had vested in 1,954,042 Warrant shares as a result of the achievement of certain milestones. In July 2019, in connection with entering into the Comcast CableOS software license agreement, the Company deemed that all of the remaining milestones and thresholds required to fulfill each of the vesting requirements of the Warrant were satisfied and achieved or otherwise waived such that all Warrant shares were fully vested and exercisable as of July 1, 2019. The remaining terms of the Warrant have not been modified or amended.

The fair value of the Warrant was considered as a payment made to the customer in the form of an equity instrument, and therefore was reduced from the transaction price of the Comcast CableOS software license agreement.

As of September 27, 2019, the total fair value of the Warrant was $19.6 million, which includes $3.5 million in unamortized fair value for the Warrant shares which were vested prior to July 2019. The fair value of the Warrant that vested in connection with the CableOS software license agreement was estimated to be $16.1 million on July 8, 2019, using the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model included the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate was based on the U.S. Treasury yield curve rates with maturity terms similar to the expected life of the Warrant, which was determined to be 1.9%. Expected volatility was determined utilizing historical volatility over a period of time equal to the expected life of the Warrant, which was determined to be 48.6%. Expected life was equal to the remaining contractual term of the Warrant, which was determined to be 4.2 years. The dividend yield was assumed to be zero since the Company had not historically declared dividends and did not have any plans to declare dividends in the future.

The fair value of the Warrant was recorded as a component of “Prepaid expenses and other current assets” and “Other long-term assets” with a corresponding offset to “Additional paid-in capital” on the Company’s Condensed Consolidated Balance Sheets. This asset will be amortized as a reduction to the Company’s revenue, based on the recognition pattern of the related transaction price.

During the three and nine months ended September 27, 2019, the Company recorded $13.1 million, as a reduction to revenues in connection with amortization of the Warrant. During the three and nine months ended September 28, 2018, the Company recorded $0.8 million and $1.2 million, respectively, as a reduction to revenues in connection with amortization of the Warrant.

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
The following table provides summary financial information by reportable segment (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Video
Revenue	$60,055	$73,344	$198,856	$224,300
Gross profit	34,646	41,937	114,692	126,721
Operating income (loss)	(1,696)	5,258	4,731	13,492
Cable Access
Revenue	$55,670	$27,272	$81,840	$65,603
Gross profit	42,925	10,081	52,056	28,513
Operating income (loss)	31,611	(395)	18,523	(1,763)
Total
Revenue	$115,725	$100,616	$280,696	$289,903
Gross profit	77,571	52,018	166,748	155,234
Operating income	$29,915	$4,863	$23,254	$11,729

A reconciliation of the Company’s consolidated segment operating income to consolidated income (loss) before income taxes is as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Total segment operating income	$29,915	$4,863	$23,254	$11,729
Unallocated corporate expenses	(1,190)	(994)	(1,916)	(3,582)
Stock-based compensation	(4,096)	(5,433)	(8,719)	(14,202)
Amortization of intangibles	(2,080)	(2,087)	(6,242)	(6,281)
Income (loss) from operations	22,549	(3,651)	6,377	(12,336)
Non-operating expense, net	(10,289)	(3,237)	(16,890)	(9,190)
Income (loss) before income taxes	$12,260	$(6,888)	$(10,513)	$(21,526)

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

Geographic Information

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Revenue (in thousands) (1)
United States	$73,566	$44,694	$139,391	$126,938
Other Countries	42,159	55,922	141,305	162,965
Total	$115,725	$100,616	$280,696	$289,903

(1)  Revenue is attributed to countries based on the location of the customer.

Market Information

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Market (in thousands)
Service Provider	$77,886	$66,737	$165,536	$173,096
Broadcast and Media	37,839	33,879	115,160	116,807
Total	$115,725	$100,616	$280,696	$289,903

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

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Balance at beginning of period	$4,802	$4,647	$4,869	$4,381
Accrual for current period warranties	1,170	1,563	4,143	5,013
Warranty costs incurred	(1,391)	(1,461)	(4,431)	(4,645)
Balance at end of period	$4,581	$4,749	$4,581	$4,749
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. The Company had approximately $45.8 million of non-cancelable commitments to purchase inventories and other commitments as of September 27, 2019.
Standby Letters of Credit and Guarantees
As of September 27, 2019 and December 31, 2018, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.5 million and $2.3 million, respectively, consisting of building leases and performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of September 27, 2019 and December 31, 2018, respectively.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 27, 2019.

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
Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	concentration of revenue sources;

•	expectations regarding our CableOS solutions;

•	expectations regarding the impact of the software license agreement with Comcast on our business;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of our restructuring plans;

•	the impact of governmental regulations, including with respect to tariffs and economic sanctions;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;

•	expectations and estimates related to goodwill and intangible assets and their associated carrying value;

•	expectations regarding the applicability of tax provisions, including with respect to credits related to our acquisition of Thomson Video Networks (“TVN”); and

•	use of cash, cash needs and ability to raise capital, including repaying our convertible notes.
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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three and nine months ended September 27, 2019 accounted for 57% and 46% of our net revenue, respectively, compared to 42% and 35% for the corresponding periods in 2018. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and nine months ended September 27, 2019, Comcast accounted for 44% and 24% of our net revenue, respectively. During the three and nine months ended September 28, 2018, Comcast accounted for 16% and 15% of our net revenue, respectively. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue increased $15.1 million, or 15%, in the three months ended September 27, 2019, compared to the corresponding period in 2018, primarily due to an increase in revenue of $27.6 million in our Cable Access segment revenue, partially offset by a decrease of $13.3 million in our Video segment. Our net revenue decreased $9.2 million, or 3%, in the nine months ended September 27, 2019, compared to the corresponding period in 2018, primarily due to a decrease in revenue of $25.4 million in our Video segment, partially offset by an increase of $15.1 million and Cable Access segment revenue, respectively.
The increase in our Cable Access segment revenue in the three and nine months ended September 27, 2019 was primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019. The decrease in our Video segment revenue in the three and nine months ended September 27, 2019 was primarily due to a shift in timing of certain bookings into the fourth quarter of fiscal 2019.
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

To support our Cable Access strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast a Warrant to further incentivize Comcast to purchase our products and adopt our technologies, particularly our CableOS solutions. Pursuant to the Warrant, Comcast may purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. On July 9, 2019, Comcast elected enterprise license pricing for the Company’s CableOS software under the product supply agreement. In connection with the election, effective as of July 1, 2019 (the “Effective Date”), Comcast committed to $175 million in software license fees over the four-year term of the enterprise license, subject to certain incentive credits that may be earned by Comcast pursuant to other purchases of CableOS-related products. Comcast agreed to pay the initial $50 million of the enterprise license fees in 2019. In consideration for the election commitments and certain other purchase commitments, all of the remaining milestones and thresholds required to fulfill each of the vesting requirements of the Warrant were deemed satisfied and achieved or otherwise waived such that all Warrant shares were fully vested and exercisable as of the Effective Date. The Warrant is considered an incentive for Comcast to purchase the Company’s products, as a result the value of the Warrant is being recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 15, “Warrants,” of the Notes to our Condensed Consolidated Financial Statements for additional information).
As the timing of our customers' investment decisions can be uncertain, we have implemented restructuring plans to better align the Company's resources and strategic goals. We continue to focus on expense controls on a company-wide basis. (See Note 10, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of September 27, 2019 was $66.7 million. During the nine months ended September 27, 2019, we generated $1.1 million of cash from operating activities. We also refinanced a portion of our 4.00% Senior Convertible Notes due 2020 (the “2020 Notes”) by issuing 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”). See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Our critical accounting policies, judgments and estimates are disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the nine months ended September 27, 2019 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue
The following table presents the breakdown of revenue by segment for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Segment:
Video	$60,055	$73,344	$(13,289)	(18)%	$198,856	$224,300	$(25,444)	(11)%
Cable Access	55,670	28,062	27,608	98%	81,888	66,788	15,100	23%
Total segment revenue	115,725	101,406	14,319	14%	280,744	291,088	(10,344)	(4)%
Amortization of warrants	—	(790)	790	—	(48)	(1,185)	1,137	—
Total net revenue	$115,725	$100,616	$15,109	15%	280,696	289,903	$(9,207)	(3)%

Segment revenue as a % of total segment revenue:
Video	52%	72%			71%	77%
Cable Access	48%	28%			29%	23%
The following table presents the breakdown of revenue by geographical region for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Geography:
Americas	$78,699	$54,119	$24,580	45%	$155,324	$155,893	$(569)	—%
EMEA	24,322	26,316	(1,994)	(8)%	77,603	81,194	(3,591)	(4)%
APAC	12,704	20,181	(7,477)	(37)%	47,769	52,816	(5,047)	(10)%
Total net revenue	$115,725	$100,616	$15,109	15%	$280,696	$289,903	$(9,207)	(3)%

Regional revenue as a % of total net revenue:
Americas	68%	54%			55%	54%
EMEA	21%	26%			28%	28%
APAC	11%	20%			17%	18%
Our Video segment net revenue decreased 18% and 11% in the three and nine months ended September 27, 2019, respectively, compared to the corresponding periods in 2018, primarily due to a shift in timing of certain bookings from the third quarter into the fourth quarter of fiscal 2019.
Our Cable Access segment net revenue increased 98% and 23% in the three and nine months ended September 27, 2019, respectively, compared to the corresponding periods in 2018. The increases were primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019.
Net revenue in the Americas increased 45% in the three months ended September 27, 2019, compared to the corresponding period in 2018, primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019. Net revenue in the Americas remained consistent for the nine months ended September 27, 2019, compared to the corresponding period in 2018, primarily because the increase in the recognition of $37.5 million in software license revenue was offset by a decrease in service revenue for our CableOS solutions.

EMEA net revenue decreased 8% and 4% in the three and nine months ended September 27, 2019, respectively, compared to the corresponding periods in 2018, primarily due to a decrease in revenue in the Video segment.

APAC net revenue decreased 37% and 10% in the three and nine months ended September 27, 2019, respectively, compared to the corresponding periods in 2018, primarily due to a decrease in revenue in the Video segment.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Gross profit	$75,540	$50,102	$25,438	51%	$161,317	$148,888	$12,429	8%
As a percentage of net revenue (“gross margin”)	65.3%	49.8%	15.4%		57.5%	51.4%	6.2%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Gross margin in the three and nine months ended September 27, 2019 increased compared to the corresponding periods in 2018 primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Research and development	$20,197	$22,251	$(2,054)	(9)%	$62,911	$67,250	$(4,339)	(6)%
As a percentage of net revenue	17.5%	22.1%			22.4%	23.2%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses decreased 9% and 6% in the three and nine months ended September 27, 2019, respectively, compared to the corresponding periods in 2018, primarily due to lower employee compensation costs due to headcount reductions in our Video segment, our continuing transformation from a capital-intensive hardware development model to a predominantly software development model and lower stock-based compensation expense.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Selling, general and administrative	$31,148	$29,723	$1,425	5%	$88,478	$88,874	$(396)	—%
As a percentage of net revenue	26.9%	29.5%			31.5%	30.7%

Selling, general and administrative expenses increased 5% in the three months ended September 27, 2019 primarily due to higher employee compensation costs due to higher headcount and higher commission expenses, offset by lower incentive compensation expenses and marketing activity compared to the corresponding period in 2018.

Selling, general and administrative expenses remained consistent in the nine months ended September 27, 2019 compared to the corresponding period in 2018, primarily due to lower employee compensation costs due to headcount reductions and lower stock-based compensation expense, offset by higher commission and marketing expenses.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Video	$(1,696)	$5,258	$(6,954)	(132)%	$4,731	$13,492	$(8,761)	(65)%
Cable Access	31,611	395	31,216	7,903%	18,571	(578)	19,149	(3,313)%
Total segment operating income	$29,915	$5,653	$24,262	429%	$23,302	$12,914	$10,388	80%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	(2.8)%	7.2%	(10.0)%		2.4%	6.0%	(3.6)%
Cable Access	56.8%	1.4%	55.4%		22.7%	(0.9)%	23.6%
The operating margin for the Video segment in the three and nine months ended September 27, 2019 decreased 10.0% and 3.6%, respectively, compared to the corresponding periods in 2018 primarily due to the decrease in revenue in each period, offset by lower operating expenses due to headcount reductions and lower discretionary spending as a result of vigilant cost management throughout the Company.
The operating margin for the Cable Access segment increased 55.4% and 23.6% in the three and nine months ended September 27, 2019, respectively, compared to the corresponding periods in 2018, primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement entered into with Comcast during the third quarter of fiscal 2019.

The following table presents a reconciliation of total segment operating income to consolidated income (loss) before income taxes (in thousands):

	Three months ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Total segment operating income	$29,915	$5,653	$23,302	$12,914
Amortization of warrants	—	(790)	(48)	(1,185)
Unallocated corporate expenses	(1,190)	(994)	(1,916)	(3,582)
Stock-based compensation	(4,096)	(5,433)	(8,719)	(14,202)
Amortization of intangibles	(2,080)	(2,087)	(6,242)	(6,281)
Income (loss) from operations	22,549	(3,651)	6,377	(12,336)
Non-operating expense, net	(10,289)	(3,237)	(16,890)	(9,190)
Income (loss) before income taxes	$12,260	$(6,888)	$(10,513)	$(21,526)
Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Amortization of intangibles	$785	$792	$(7)	(1)%	$2,357	$2,396	$(39)	(2)%
As a percentage of net revenue	0.7%	0.8%			0.8%	0.8%
The amortization of intangibles expense in the three and nine months ended September 27, 2019 remained relatively flat compared to the corresponding periods in 2018.

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
The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Restructuring and related charges in:
Cost of revenue	$331	$7	$324	4,629%	$723	$884	$(161)	(18)%
Operating expenses-Restructuring and related charges	861	987	(126)	(13)%	1,194	2,704	(1,510)	(56)%
Total restructuring and related charges	$1,192	$994	$198	20%	$1,917	$3,588	$(1,671)	(47)%
Restructuring and related charges in the three months ended September 27, 2019 increased by 20% compared to the corresponding period in 2018 primarily due to higher severance and employee benefit costs recorded in conjunction with the restructuring activities during the third quarter of fiscal 2019.

Restructuring and related charges in the nine months ended September 27, 2019 decreased by 47%, compared to the corresponding period in 2018, primarily due to higher severance and employee benefit costs recorded under the restructuring plan initiated in the first quarter of 2018. See Note 10, “Restructuring and Related Charges,” of the notes to our Condensed Consolidated Financial Statements for additional information.

Interest Expense, Net
Interest expense, net was $3.0 million and $2.9 million for the three months ended September 27, 2019 and September 28, 2018, respectively. Interest expense, net was $8.9 million and $8.5 million for the nine months ended September 27, 2019 and September 28, 2018, respectively. Interest expense, net increased in the three and nine months ended September 27, 2019, compared to the corresponding periods in 2018, primarily due to higher amortization of debt discount and issuance costs for the 2020 Notes. The increase was partially offset by lower interest due to the partial repurchase of the 2020 Notes. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

Loss on Debt Extinguishment
The loss on debt extinguishment of $5.7 million in the three and nine months ended September 27, 2019, relates to the repurchase of a portion of the 2020 Notes in September 2019. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), Net
Other expense, net was $1.6 million and $0.4 million for the three months ended September 27, 2019 and September 28, 2018, respectively. Other expense, net was $2.3 million and $0.7 million for the nine months ended September 27, 2019 and September 28, 2018, respectively. The increase in Other expense, net during the three months ended September 27, 2019, compared to the corresponding period in 2018, was primarily due to higher foreign exchange losses resulting from the impact of the change in Euro against the U.S. dollar in 2019. The increase in Other expense, net during the nine months ended September 27, 2019, compared to the corresponding period in 2018, was primarily due to higher foreign exchange losses resulting from the impact of the change in Euro against the U.S. dollar in 2019, and due to recovery of previously expensed bad debts and a gain from a change in the fair valuation of equity investment in the second quarter of 2018 which did not recur in 2019.

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

Income Taxes
The following table presents the provision for (benefit from) income taxes and the effective income tax rate for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 27, 2019	September 28, 2018	Q3 FY19 vs Q3 FY18		September 27, 2019	September 28, 2018	Q3 FY19 YTD vs Q3 FY18 YTD
Provision for income taxes	$603	$870	$(267)	(31)%	$981	$2,839	$(1,858)	(65)%
Effective income tax rate	4.9%	(12.6)%			(9.3)%	(13.2)%
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

Our effective income tax rate of (9.3%) for the nine months ended September 27, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the nine months ended September 27, 2019, we recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of our foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from receiving a favorable tax ruling during the first quarter of 2019.

Our effective income tax rate of (13.2)% for the nine months ended September 28, 2018 was different from the U.S. federal statutory rate of 21%, primarily due to our geographical income mix and tax rates associated with certain earnings from operations in lower-tax jurisdictions, the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, and the net of various discrete tax adjustments. For the nine months ended September 28, 2018, the discrete adjustments to our tax expense were primarily withholding taxes.

Liquidity and Capital Resources
As of September 27, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $66.7 million, net accounts receivable of $100.9 million, and financing from French government agencies. In September 2019, we issued $115.5 million of 2024 Notes. We used approximately $109.6 million of the net proceeds from the issuance of the 2024 Notes to repurchase $82.5 million aggregate principal of the 2020 Notes. The 2024 Notes bear interest at a rate of 2.0% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning March 1, 2020. The 2020 Notes bear interest at a fixed rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $17.3 million at September 27, 2019. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

Our cash and cash equivalents of $66.7 million as of September 27, 2019 consisted of bank deposits held throughout the world, of which $37.0 million of the cash and cash equivalents balance was held outside of the U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds. We terminated our secured revolving credit facility with Silicon Valley Bank effective September 10, 2019, in conjunction with the issuance of the 2024 Notes.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $66.7 million at September 27, 2019 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, take advantage of unanticipated strategic opportunities or strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended
	September 27, 2019	September 28, 2018
Net cash provided by (used in):
Operating activities	$1,141	$5,667
Investing activities	(4,973)	(4,599)
Financing activities	5,024	2,631
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(486)	(580)
Net increase in cash, cash equivalents and restricted cash	$706	$3,119

Operating Activities
Net cash provided by operations decreased $4.5 million in the nine months ended September 27, 2019, compared to the corresponding period in 2018, primarily due higher cash used for our working capital needs, offset by a decrease in net loss.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased $0.4 million in the nine months ended September 27, 2019, compared to the corresponding period in 2018, due to an increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities increased $2.4 million in the nine months ended September 27, 2019, compared to the corresponding period in 2018, primarily due to higher proceeds from the exercise of options and net cash inflow relating to the convertible debt refinancing in the third quarter of fiscal 2019, partially offset by higher payment of tax withholding obligations related to net share settlements of restricted stock units.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of September 27, 2019 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2019 (Remaining three months)	2020 and 2021	2022 and 2023	Thereafter
Convertible debt	$161,285	$—	$45,785	$—	$115,500
Operating leases	46,794	2,795	15,161	8,491	20,347
Purchase commitments	45,823	25,960	18,382	1,481	—
TVN debt	17,262	704	11,408	4,931	219
Interest on convertible debt	14,215	916	6,369	4,620	2,310
Other commitments (1)	3,072	760	2,148	164	—
Avid litigation settlement fees	2,000	—	2,000	—	—
TVN VDP Obligations	1,050	262	788	—	—
Finance lease	84	62	22	—	—
Total contractual obligations	$291,585	$31,459	$102,063	$19,687	$138,376
Other commercial commitments:
Standby letters of credit	$2,295	$30	$2,265	$—	$—
Total commercial commitments	$2,295	$30	$2,265	$—	$—

(1) Primarily includes variable lease payments that do not depend on an index or rate, or usage of an underlying asset, and payments associated with lease arrangements with an initial term of twelve months or less.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 27, 2019.

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

Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 94% of our consolidated net revenue in the nine months ended September 27, 2019, recorded net billings denominated in foreign currencies of approximately 16% of their net billings in the nine months of 2019, compared to 15% in the corresponding period in 2018. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts, including the Euro, British pound, Israeli shekel and Japanese yen, are summarized as follows (in thousands):

	September 27, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Purchase	$26,233	$28,975

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests. The aggregate debt balance of such instruments at September 27, 2019 was $17.3 million, of which $0.1 million relates to obligations under finance leases with fixed interest rates. The remaining $17.2 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to seven years, with expiries ranging from 2019 through 2025. A majority of the loans are tied to the 1-month EURIBOR rate plus spread. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of September 27, 2019, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.1 million annually.

As of September 27, 2019, we had $45.8 million aggregate principal amount of the 2020 Notes outstanding, which have a fixed 4.0% coupon rate and $115.5 million aggregate principal amount of the 2024 Notes outstanding, which have a fixed 2.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 27, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenue derived from customers outside of the U.S. for the nine months ended September 27, 2019 and September 28, 2018 represented approximately 50% and 56% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our French and Israeli operations are outsourced to another third-party manufacturer in France and Israel, respectively. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2020.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the nine months ended September 27, 2019 and September 28, 2018 accounted for approximately 46% and 35% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the three and nine months ended September 27, 2019, Comcast accounted for 44% and 24%, respectively, of our net revenue. During the three and nine months ended September 28, 2018, Comcast accounted for 16% and 15%, respectively, of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, notwithstanding Comcast’s recent election to license our CableOS software and significant commitment of license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, we may be unable to realize the anticipated benefits of the Warrant and our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of September 27, 2019, we had approximately $238.7 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of September 27, 2019, we had 814 employees in our international operations, representing approximately 69% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of September 27, 2019, we maintained facilities in Israel with a total of 174 employees, or approximately 15% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

• economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including any stemming from an unstable political environment in the United States or abroad as well as those resulting from regulatory, trade or tax policy changes from the Tax Cuts and Jobs Act that was enacted in December 2017 (the “Tax Act”);

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $0.9 million and $9.0 million in 2018 and 2017, respectively, against our U.S. net deferred tax assets. The increases in valuation allowance in 2018 and 2017 were offset partially by the valuation allowance release of $1.5 million and $5.8 million, respectively. The releases of valuation allowance were associated with our foreign subsidiaries and a one-time benefit in 2017 of $2.6 million relating to the refund of alternative minimum tax credit carryforwards related to the Tax Act.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve will be charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such shortfall is determined would result. Either such charge to expense could have a material and adverse effect on our operating results for the applicable period.

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

• perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

• if individuals are elected to our board of directors (our “Board”) with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

Our failure to adequately protect our proprietary rights and data may adversely affect us.

At September 27, 2019, we held 90 issued U.S. patents and 56 issued foreign patents, and had 78 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash of approximately $66.7 million at September 27, 2019 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Our corporate headquarters is located in California, which is prone to earthquakes. In addition, global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes, such as floods and wildfires. We have employees, consultants and contractors located in regions and countries around the world. In the event that any of our business, sales or research and development centers or offices in the U.S. or internationally are adversely affected by an earthquake, flood, wildfire or by any other natural disaster, we may sustain damage to our operations and properties, which could cause a sustained interruption or loss of affected operations, and cause us to suffer significant financial losses.

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

• controlling the procedures for conducting and scheduling of Board and stockholder meetings; and

• providing our Board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2020 Notes and the 2024 Notes (together, the “Notes”), or to make cash payments in connection with any conversion of the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, including the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of each indenture governing our Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase all or a portion of their respective series of Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments for each $1,000 in principal amount of Notes converted in an amount equal to the sum of the daily conversion values as determined in the respective indenture for such series of Notes. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as determined in the respective indenture for such series of Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our existing or future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the respective indenture or to pay any cash upon conversion of the Notes as required by the respective indenture would constitute a default under the indenture for that series of Notes and could also lead to a default under the indenture for the other series of Notes. A default under either indenture or the fundamental change itself could lead to a default under any of our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their series of Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for each series of Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of each series of Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of each series of Notes to their face amount over the respective terms of the Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our future financial results or the trading price of our common stock.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which would decrease our diluted weighted-average earnings per share. We cannot be sure that the proposed changes in this exposure draft will be adopted, or will be adopted in their current form. We also cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

4.1(i)	Indenture, dated September 13, 2019, between Harmonic Inc. and U.S. Bank National Association

4.2(i)	Form of 2.00% Convertible Senior Note due 2024 (included in Exhibit 4.1)

10.1(i)	Purchase Agreement, dated as of September 10, 2019, by and between Harmonic Inc. and Barclays Capital Inc., as representative of the several Initial Purchasers named in Schedule A attached thereto.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019, formatted in Extensible Business Reporting Language (XBRL) include:

(i) Condensed Consolidated Balance Sheets at September 27, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019 and September 28, 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 27, 2019 and September 28, 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 27, 2019 and September 28, 2018, (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 27, 2019 and September 28, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

(i)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 16, 2019
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
Date: November 4, 2019