Form 10-K
period 2019-12-31
HARMONIC INC
filed 2020-03-02
CIK 851310

Table of Content

2019 Annual Report

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-25826
_______________________________________________________
HARMONIC INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0201147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4300 North First Street
San Jose, CA 95134
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HLIT	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the reported closing sale price of the Common Stock on The NASDAQ Global Select Market on June 28, 2019, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $160,833,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 95,891,967 on February 25, 2020.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Table of Content

HARMONIC INC.
FORM 10-K

Table of Content

Forward Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly streaming and over-the-top services and emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services of ours or of those in the markets we address;

•	spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	concentration of revenue sources;

•	expectations regarding our CableOS solutions;

•	expectations regarding the impact of the software license agreement with Comcast on our business;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of our restructuring plans;

•	the impact of governmental regulations, including with respect to tariffs and economic sanctions;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;

•	expectations and estimates related to goodwill and intangible assets and their associated carrying value; and

•	use of cash, cash needs and ability to raise capital, including repaying our convertible notes.
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

Across our two business segments, we derived approximately 56% of our revenue from the Americas in 2019. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for 29% and 15% of our 2019 revenue, respectively.
Harmonic was initially incorporated in California in June 1988, and was reincorporated in Delaware in May 1995. Our principal executive offices are currently located at 4300 North First Street, San Jose, California 95134, and commencing on May 1, 2020, our principal executive offices will be located at 2590 Orchard Parkway, San Jose, California 95131. Our telephone number is (408) 542-2500. Our Internet website is http://www.harmonicinc.com. Other than the information expressly set forth in this Annual Report on Form 10-K, the information contained or referred to on our website is not part of this report.
Industry Overview and Market Trends
Video Business
We believe our customers must continue to employ innovative technologies and services to address key trends in the dynamic video industry.

▪
Demand for Streaming services. In our ubiquitous multiscreen video environment, video programming and content needs to be transformed into multiple formats, bit rates and resolutions for display on a broad range of devices using streaming technology.

▪
Demand for High Quality Video. Consumer demand for high quality video anytime, anywhere and on any device requires ever-increasing bandwidth capacity in service providers’ networks, as well as technology that maximizes network bandwidth efficiency. With Ultra High Definition (Ultra HD) televisions and “over-the-top” (OTT) services increasingly being rendered in “4K” high resolution and consuming approximately four times the bandwidth of traditional HD channels, we believe next-generation compression technologies, such as High Efficiency Video Compression (HEVC) or advances in H.264/AVC codecs, as well as increasing requirements for HDR encoding, will continue to remain a high priority for distributors of video.

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

Table of Content

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
Our Video Markets
Service Providers

•
Cable Operators. Cable operators continue to focus on various initiatives to improve and differentiate their service offerings from competing service providers, including: bundled digital video, voice and high speed data services; expansion of VOD libraries, live sporting events and on-demand and streaming service offerings; upgraded consumer-facing applications; video delivery over IP to broadband enabled consumer devices; and capacity enhancement of high-speed data services.

•
Satellite Operators. Satellite operators around the world have established digital television services that serve tens of millions of subscribers, with the ability to provide tens of thousands of linear channels. We expect satellite operators to expand their offerings and launch new streaming services, such as Sling TV and DirecTV Now, to address younger generation viewers and new consumption habits.

•
Telcos and Mobile Operators. Many telcos and a growing number of mobile operators have established video offerings to successfully compete in the video marketplace, including high-quality HD content, larger VOD libraries, time-shifting television services, bundled voice, data and video packages and, more recently, streaming services. In many cases, telcos are making significant infrastructure investments to expand their video offerings into IP services and gain market share, while certain telcos are also acquiring satellite and/or cable companies to achieve market reach and scale.

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
Over-the-Top (OTT) Streaming

•
According to an annual study on Internet data traffic published by Cisco Systems, IP video traffic accounts for a significant majority of Internet traffic globally, and video traffic will only continue to increase for the foreseeable future. We believe service providers and broadcast and media companies with OTT services and offerings will continue to require high-quality video processing solutions and new technologies in order to process and distribute large amounts of live and VOD content from a wide variety of sources to a broad array of consumer devices, and to optimize adaptive bitrate video streaming quality and bandwidth utilization.

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

•
Function collapse. By combining historically discrete video chain functions into unified playout, distribution and streaming subsystems, we believe functionally collapsed video infrastructures with integrated control systems will enable content and service providers to run their operations more efficiently and, as a result, deliver broader and higher-quality services to their end-customers.

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

Cable Access Business

Table of Content

Industry Challenges
Cable operators continue to face challenges from the rapid growth of demand for broadband bandwidth in their networks, driven primarily by:

•	more users with more connected devices and applications;

•	bundled digital video, voice and high-speed data services; and

•	bandwidth-intensive VOD and OTT streaming video services, and interactive cloud applications.
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

•
Virtualization. We believe cable operators are moving toward more software-driven architectures. Virtualized software solutions that are decoupled from underlying hardware and run on commercial off-the-shelf (COTS) servers and/or cloud-native architectures allow for significantly increased efficiencies, upgradability, configuration flexibility, service agility and scalability not feasible with hardware-centric approaches. We believe a software-based cable access solution can significantly reduce cable operator facility costs, especially costs related to physical space and power consumption, and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.

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

Our Products and Solutions
Video Processing and Delivery Solutions
We offer two categories of solutions - a broad range of software-based video appliances and software-as-a-service platforms - to deliver broadcast and streaming services and capabilities in the media market.
Appliances. Our video processing appliances, which include network management and application software and hardware products, provide our customers with the ability to acquire a variety of signals from different sources and in different protocols in order to deliver a variety of real-time and stored content to their subscribers for viewing on a broad range of devices.
Broadcast and OTT encoders.  Our high-performance encoders compress video, audio and data channels to low bit rates while maintaining high video quality. Our latest software-based Electra encoders can deliver video in multiple formats, including standard, HD and Ultra HD, and in any video compression standard, including MPEG-2, MPEG-4 AVC and HEVC. This capability allows the encoders to converge workflows targeted for all forms of video delivery, whether broadcast, cable, satellite, IPTV or OTT. Today’s Electra and VOS solutions all leverage the same Harmonic PURE Compression Engine, a software-based technology that incorporates many of the encoding algorithm and processing techniques developed by Harmonic over the past two decades. The benefits of the PURE Compression Engine include a faster rate of video quality innovation, the ability to dynamically balance workflow efficiency and resource utilization, and improved investment protection. Our EyeQ real-time content-aware encoding solution is an optional enhancement for systems featuring PURE Compression. The EyeQ compression solution leverages the mechanics of the human eye to assess video quality and optimize encoding parameters in real time. Our VOS cloud-native software application supports a subset of broadcast and OTT encoding functionality.

Table of Content

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
High-density transcoders and stream processing.  We offer high-density, real-time transcoding of video for broadcast and OTT delivery with our Electra XT Xtream transcoder. This modular and scalable platform is designed to cost effectively transcode any incoming audio and video signal at a “good enough” video quality. Our latest ProStream X and ProStream XVM real-time stream processing systems are software-based and provide high-performance, high-throughput processing for mission-critical IP video delivery applications, including multiplexing, scrambling, splicing and blackout switching. Our VOS cloud-native software application supports stream processing.
Multiscreen delivery.  Our VOS cloud-native software application enables the packaging and delivery of high-quality OTT services, including live streaming, VOD, catch-up TV, start-over TV, nDVR and cDVR services through hypertext transfer protocol (HTTP) streaming to any device. Capabilities include real-time and file-based transcoding, stream packaging, and multiscreen workflow management, as well as support for digital rights management (DRM) processes with a number of DRM partners. Our VOS cloud-native application ingests transcoded, segmented and encrypted output from Electra systems to provide high-volume live adaptive bitrate streaming and the delivery of time-shifted services.
Decoders and descramblers. Our family of ProView integrated receivers-decoder (IRD) products allows service providers to acquire content delivered via satellite, IP or terrestrial networks for distribution to their subscribers. These products, including the ProView 7100 and ProView 8100 series, are used by broadcasters to decode signals backhauled from live news and sporting events in contribution applications, as well as by content owners looking to distribute their content in a controlled manner to a large base of video service providers. Our VOS cloud-native software application supports a subset of these decoding and descrambling capabilities.
Video servers.  Our video playout solutions, including media orchestration software, are based on scalable video servers used by broadcast and media companies to create and playout television channels. Our Spectrum family of video server systems are used by broadcast and media companies to create play-to-air television channels. Our customers typically use these video server products to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are then stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played-to-air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel. Our Spectrum servers support SD, HD and Ultra HD programming, as well as many different media formats. Our Polaris media orchestration software solutions work with our Spectrum products and provide our customers with playout management and control tools for channel-in-a-box and integrated channel playout applications. Our VOS cloud-native software application supports a subset of these video server functionalities.
Video-optimized Storage
MediaGrid. Our MediaGrid shared storage system is a scale-out, network-attached storage system with a built-in media file system optimized for media production workflows. Architected as a clustered storage system with a distributed file system, MediaGrid provides highly scalable storage capacity and access bandwidth to support demanding media production applications, such as video editing, content transformation and media library management. In addition, MediaGrid systems are increasingly being employed for VOD, time-shifted television services and OTT adaptive bitrate streaming. Our VOS cloud-native software application relies on external infrastructure for storage, and is compatible with MediaGrid video-optimized storage when deployed into a customer’s traditional data center environment.
Unified Video Playout and Processing SaaS
Cloud-native SaaS solutions. Our VOS360 SaaS platforms provide both streaming and channel origination and distribution services in a public cloud environment that is fully managed and operated by our 24/7 teams. We believe an increasing number of customers are seeking to leverage the inherent commercial and infrastructure flexibility offered by our VOS360 SaaS platforms.
Cable Access Products and Solutions
Software-Based Cable Access Solution. As demand continues to rapidly grow for high-speed broadband services such as OTT streaming, VOD, time-shift TV and cloud DVR, we believe we can help cable operators take advantage of this opportunity with our CableOS software-based cable access solution, an end-to-end cable access solution that we believe

Table of Content

delivers unprecedented scalability, agility and cost savings. Our CableOS solution enables the migration to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our solution resolves space and power constraints in cable operator facilities, eliminates dependence on hardware upgrade cycles, and reduces total cost of ownership. Our CableOS solution can be deployed based on a centralized, distributed Remote PHY or hybrid architecture.
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
Technical Support and Professional Services
We provide maintenance and support services to most of our customers under service level agreements that are generally renewed on an annual basis. We also provide consulting, implementation and integration services to our customers worldwide. We draw upon our expertise in broadcast television, communications networking, compression technology and cable access technologies to design, integrate and install complete solutions for our customers, including integration with third-party products and services. We offer a broad range of services, including SaaS-related support and deployment, program management, technical design and planning, building and site preparation, integration and equipment installation, end-to-end system testing and comprehensive training.
Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, listed alphabetically, based, in part, on revenue during 2019.

United States	International
AT&T	Atos IT Services
Charter Communications	Avcom
Comcast	Com Hem
Cox Communications	EVS Broadcast Equipment
DigitalGlue	Groupe Canal+
Dish Network	Guangdong Fuhaitong
Fox Networks Group	Netorium
Heartland Video Systems	Sky Perfect JSAT Corp.
Scripps Media-TV	Telecom Argentina
Turner Broadcasting	Vodafone

Sales to our 10 largest customers in 2019, 2018 and 2017 accounted for approximately 49%, 37% and 24% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2019 and 2018, Comcast accounted for 23% and 15% of our net revenue, respectively. During 2017, no single customer accounted for more than 10% of our net revenue. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
Sales and Marketing

Table of Content

In the U.S. and internationally, we sell our products through our own direct sales force, as well as through independent resellers and systems integrators. Our direct sales team is organized geographically and by major customers and markets to support customer requirements. Our principal sales offices outside of the U.S. are located in Europe and Asia, and we have support staff in Switzerland and France to support our international customers and operations. Our international resellers are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory after receiving training from us.
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
Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a majority of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2020. We do not generally maintain long-term agreements with any of our contract manufacturers.
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
Intellectual Property
As of December 31, 2019, we held 93 issued U.S. patents and 57 issued foreign patents and had 70 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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

Table of Content

to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could harm our business.
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of unfilled firm purchase orders by our customers which have not been completed. Approximately 90% of our backlog is projected to be converted to revenue within a rolling one-year period. As of December 31, 2019 and 2018, we had backlog, including deferred revenue, of $210.2 million and $186.4 million, respectively. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in spending by our customers or changes in specific customer requirements. In addition, due to annual budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
Competition
The markets in which our Video and Cable Access businesses operate are extremely competitive and have been characterized by rapid technological change and declining average selling prices in the past. The principal competitive factors in these markets include product performance, functionality and features, reliability, pricing, breadth of product offerings, brand recognition and awareness, sales and distribution capabilities, technical support and services, and relationships with end customers. We believe that we compete favorably in each of these categories.
Our competitors in our Video business include CommScope, Synamedia and MediaKind. In certain product lines, our competitors include companies such as ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (which is being sold by Belden to a private equity firm) and Imagine Communications. In the OTT market, our competitors include end-to-end online video platforms such as Brightcove and Verizon Digital Media Services, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services.

Our competitors in our Cable Access business include CommScope, Casa Systems, Cisco Systems and Huawei Technologies.
Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2019, 2018 and 2017 were approximately $84.6 million, $89.2 million and $96.0 million, respectively. Research and development expenses as a percentage of revenue in 2019, 2018 and 2017 were approximately 21.0%, 22.1% and 26.8%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon and New Jersey), France, Israel and Hong Kong. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and in India.
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

Table of Content

Employees
As of December 31, 2019, we employed a total of 1,172 full time employees, including 434 in research and development, 179 in sales, 303 in service and support, 64 in operations, 78 in marketing (corporate and product) and 114 in a general and administrative capacity. Of those employees, 370 were located in the U.S. and Canada, and 802 employees were located outside of North America in 25 countries in Central and South America, the Middle East and Africa, Europe and the Asia Pacific region. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in France are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

• the impact of industry consolidation;

• customers suspending or reducing spending in anticipation of: (i) new video or cable industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions, and (iii) new products, such as products and services based on our VOS software platform or our CableOS software-based cable access solutions;

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

Our competitors in our Video business include CommScope, Synamedia and MediaKind. In certain product lines, our competitors include companies such as ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (which is being sold by Belden to a private equity firm) and Imagine Communications. In the OTT market, our competitors include end-to-end online video platforms such as Brightcove and Verizon Digital Media Services, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services. Our competitors in our Cable Access business include CommScope, Casa Systems, Cisco Systems and Huawei Technologies.

A number of our principal business competitors in both of our business segments are substantially larger and/or may have access to greater financial, technical, marketing and other resources than we have. Consolidation in the Video industry has led to the acquisition of a number of our historic competitors over the last several years by substantially larger companies and private equity firms. With respect to our Cable Access business, our competitors are also substantially larger than us, and the acquisition of Arris by CommScope in 2019 has created a significantly larger combined business.

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

Table of Content

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

We need to develop and introduce new and enhanced products and solutions in a timely manner to meet the needs of our customers and to remain competitive.

All of the markets we address are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must continually design, develop, manufacture and sell new or enhanced products and solutions that provide increasingly higher levels of performance and reliability and meet our customers changing needs. However, we may not be successful in those efforts if, among other things, our products and solutions:

• are not cost effective;

• are not brought to market in a timely manner;

• are not in accordance with evolving industry standards;

• fail to meet market acceptance or customer requirements; or

• are ahead of the needs of their markets.

In our Video business segment, our current research and development efforts are focused on next-generation video processing and delivery across different deployment environments, particularly cloud-native and SaaS delivery models, and enhanced video compression, video quality, and multiscreen solutions. We also devote significant resources to production and playout and distribution solutions. With respect to our Cable Access business segment, our major research and development efforts are focused on cable access solutions for both video and data, particularly the ongoing development of our centralized and distributed CableOS software-based cable access solutions.

The success of our significant and costly development efforts will be predicated, in part, on the timing of market adoption of the new standards on which the resulting products are based, and for other products, the timing of customer adoption of our products and solutions, as well as our ability to timely develop the features and capabilities of our products and solutions. If new standards or some of our new products are adopted later than we predict or not adopted at all, or if adoption occurs earlier than we are able to deliver the applicable products or functionality, we risk spending significant research and development time and dollars on products or features that may never achieve market acceptance or that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.

If we fail to develop and market new and enhanced products and solutions on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.

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

We believe software-based cable access solutions will, over time, replace and make obsolete current CMTS solutions, which is a market our products have historically not addressed, as well as cable edge-QAM products. If demand for our software-based cable access solutions is weaker than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Further, in September 2016 we granted Comcast a warrant (the “Warrant”) to purchase shares of our common stock to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS software-based cable access solution. While Comcast’s election in July 2019 to license our CableOS software

Table of Content

contains commitments in software license fees to us, if Comcast deploys our CableOS solution in its networks more slowly than we anticipate or at a scale below our expectations, or if Comcast otherwise moves away from deploying our solutions, we may be unable to fully realize the anticipated benefits of our relationship with Comcast and our reputation, business and operating results, financial condition and cash flows could be materially and adversely affected. Moreover, if competitors adapt new cable industry technology standards into competing cable access solutions faster than we do, or promulgate a new or competitive architecture for next-generation cable access solutions that renders our CableOS solution obsolete, our business may be adversely impacted.

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

Table of Content

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

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2019, 2018 and 2017 represented approximately 50%, 55% and 63% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

Table of Content

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

• any negative economic impacts resulting from the political environment in the U.S. or the U.K.’s referendum to exit the European Union; and

• business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics, such as the novel coronavirus, which has led and may continue to lead to trade shows and in-person meetings being canceled or delayed and certain employees working remotely, and which may impact our supply chain or general business in other manners.

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

Table of Content

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

These risks could be heightened during a substantial economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and other pandemics, such as the novel coronavirus. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the fiscal years ended December 31, 2019, 2018 and 2017 accounted for approximately 49%, 37% and 24% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

Table of Content

In the fiscal years ended December 31, 2019 and 2018, Comcast accounted for 23% and 15% of our net revenue. In the fiscal year ended December 31, 2017, no single customer accounted for more than 10% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.

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

In addition to the risks outlined above, if we are unable to successfully receive payment of any significant portion of our existing French R&D tax credit receivables from the French tax authority as expected, or are unable to successfully apply for or otherwise obtain the financial benefit of new French R&D tax credits in future years, our ability to achieve the anticipated benefits of the acquisition as well as our business, operating results and financial condition could be adversely affected.

As of December 31, 2019, we had approximately $239.8 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

Table of Content

We may not be able to effectively manage our operations.

As of December 31, 2019, we had 809 employees in our international operations, representing approximately 69% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of TVN on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of December 31, 2019, we maintained facilities in Israel with a total of 182 employees, or approximately 16% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 9% of those

Table of Content

employees were called for active military duty in 2019. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

• uncertainty in both the U.K. and the European Union due to the U.K.’s exit from the European Union and the impact of the U.K.’s transitional period following this exit, which could adversely affect our results, financial condition and prospects;

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $23.9 million and $0.9 million in 2019 and 2018, respectively, against the net deferred tax assets. The increases in valuation allowance in 2019 and 2018 were offset partially by the valuation allowance release of $5.6 million and $1.5 million, respectively. The releases of valuation allowance were associated with its Israel subsidiary due to a reduced tax rate as a result of a local tax authority ruling.

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

We are subject to taxation related risks in multiple jurisdictions.

Table of Content

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in Europe, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

At December 31, 2019, we held 93 issued U.S. patents and 57 issued foreign patents, and had 70 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Table of Content

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

We believe that our existing cash of approximately $93.1 million at December 31, 2019 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Table of Content

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

Table of Content

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

Table of Content

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

United States generally accepted accounting principles (“U.S. GAAP”) are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. Changes to accounting standards or interpretations thereof may result in different accounting principles under U.S. GAAP that have a significant effect on our reported financial results and require us to incur costs and expenses in order to comply with the updated standards or interpretations.

In addition, we have in the past and may in the future need to modify our customer contracts, accounting systems and processes when we adopt future or proposed changes in accounting principles. The cost and effect of these changes may negatively impact our results of operations during the periods of transition.

We have implemented a new enterprise resource planning system, and if this new system proves ineffective, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.

We have implemented a new enterprise resource planning (ERP) system. Our ERP system is critical to our ability to accurately maintain books and records and to prepare our financial statements. If the ERP system does not work as planned, our ability to timely or accurately make payments to our suppliers and employees, and our ability to invoice, and collect from our customers could be harmed. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of our reliance on our ERP system, periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our ERP system or other related systems and infrastructure, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting, and our business, operating results and financial condition could be adversely affected.

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

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not

Table of Content

restricted under the terms of each indenture governing our Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due. In addition, the Credit Agreement we entered into with with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower, on December 19, 2019, permits us to incur certain additional indebtedness and grant certain liens on our assets that could intensify the risks discussed above.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled under the respective indenture governing such Notes to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their series of Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for each series of the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of each series of Notes. This requires us to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of each series of Notes to their face amount over the respective terms of the Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our future financial results or the trading price of our common stock.

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

Table of Content

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

In addition, in recent years, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past, and may in the future, materially and adversely affect our stock price, regardless of our operating results. In these circumstances, investors may be unable to sell their shares of our common stock at or above their purchase price over the short term, or at all.

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

The trading market for our common stock relies in part on the availability of research and reports that third-party industry or securities analysts publish about us and our business. If we do not maintain adequate research coverage or if one or more of the analysts who do cover us downgrade our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts cease coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause the liquidity of our stock and our stock price to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Table of Content

Item 2.	PROPERTIES
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the U.S. and various locations in Europe and Asia. Our leases, which expire at various dates through March 2030, are for an aggregate of approximately 456,000 square feet of space (this excludes 49,000 square feet of space that is vacant and available for sublease). Our current San Jose lease, which expires in April 2020, is for approximately 143,000 square feet of such space and our new San Jose office lease, for approximately 65,000 square feet, will be occupied in May 2020. We have two business segments: Video and Cable Access. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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

An unfavorable outcome on any litigation matters could require us to pay substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, operating results, financial position and cash flows. See Note 20, “Legal Proceedings,” of the Notes to our Consolidated Financial Statements for additional information on our Avid litigation settlement.

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
Holders
As of February 25, 2020 there were approximately 327 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2019.
Issuer Purchases of Equity Securities
None.

Table of Content

Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2014 and ending on December 31, 2019. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2014, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/14	12/15	12/16	12/17	12/18	12/19
Harmonic Inc.	100.00	58.06	71.33	59.91	67.33	111.27
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
NASDAQ Telecom	100.00	97.86	102.87	128.43	127.73	143.14
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
The selected financial data set forth below as of December 31, 2019 and 2018, and for the fiscal years ended December 31, 2019, 2018 and 2017, are derived from our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2017, 2016 and 2015, and for the fiscal years ended December 31, 2016 and 2015 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.
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

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Net revenue	$402,874	$403,558	$358,246	$405,911	$377,027
Cost of revenue	179,862	194,349	188,426	205,161	174,315
Gross profit	223,012	209,209	169,820	200,750	202,712
Operating expenses:
Research and development	84,614	89,163	95,978	98,401	87,545
Selling, general and administrative	119,035	118,952	136,270	144,381	120,960
Amortization of intangibles	3,139	3,187	3,142	10,402	5,783
Restructuring and related charges	3,141	2,918	5,307	14,602	1,372
Total operating expenses	209,929	214,220	240,697	267,786	215,660
Income (loss) from operations	13,083	(5,011)	(70,877)	(67,036)	(12,948)
Interest expense, net	(11,651)	(11,401)	(11,078)	(10,628)	(333)
Loss on debt extinguishment	(5,695)	—	—	—	—
Other expense, net	(2,333)	(536)	(2,222)	(31)	(282)
Loss on impairment of long-term investments	—	—	(530)	(2,735)	(2,505)
Loss from continuing operations before income taxes	(6,596)	(16,948)	(84,707)	(80,430)	(16,068)
Provision for (benefit from) income taxes	(672)	4,087	(1,752)	(8,116)	(407)
Loss from continuing operations	$(5,924)	$(21,035)	$(82,955)	$(72,314)	$(15,661)
Net loss per share from continuing operations:
Basic and diluted	$(0.07)	$(0.25)	$(1.02)	$(0.93)	$(0.18)
Shares used in per share calculations:
Basic and diluted	89,575	85,615	80,974	77,705	87,514

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$93,058	$65,989	$57,024	$62,558	$152,794
Working capital	$59,463	$60,297	$29,686	$71,938	$201,250
Total assets	$587,327	$510,835	$508,059	$554,069	$524,957
Convertible notes, long-term	$88,629	$114,808	$108,748	$103,259	$98,295
Total stockholders’ equity	$252,446	$228,250	$218,343	$270,641	$328,168

Table of Content

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We had previously classified our total revenue in two categories, “Product” and “Service”. Beginning fiscal 2019, to better reflect the nature of our business and sharpen the focus on our revenue priorities, we have updated our revenue categories to “Appliance and integration” and “SaaS and service”. The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for our SaaS platform and support revenue stream from our appliance-based customers and reflects our recurring revenue stream.

We do business in three geographic regions: the Americas, EMEA and APAC and operate in two segments, Video and Cable Access. Our Video business provides video processing, production and playout solutions, and services worldwide to cable operators and satellite and telecommunications (“telco”) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Cable Access business provides cable access solutions and related services, including our CableOS software-based cable access solution, primarily to cable operators globally.
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
Our Cable Access strategy is to continue to deliver software-based cable access technologies, which we refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based cable access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, distributed Remote PHY or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our CableOS solutions resolve space and power constraints in cable operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and will help us become a major player in the cable access market. In the meantime, we believe our Cable Access segment is gaining momentum in the marketplace as our customers have begun to adopt new virtualized DOCSIS 3.1 CMTS solutions and distributed access architectures. While we are in the early stages of field trials and deployments and may experience near-term challenges, we

Table of Content

continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements.

To support our Cable Access strategy and foster the further development and growth of this segment, in September 2016, we issued Comcast a Warrant to further incentivize them to purchase our products and adopt our technologies, particularly our CableOS solutions. Pursuant to the Warrant, Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares of our common stock, for a per share exercise price of $4.76. On July 8, 2019, Comcast elected enterprise license pricing for the Company’s CableOS software under the product supply agreement. In connection with the election, effective as of July 1, 2019 (the “Effective Date”), Comcast committed to $175 million in software license fees over the four-year term of the enterprise license, subject to certain incentive credits that may be earned by Comcast pursuant to other purchases of CableOS-related products. Comcast paid the initial $50 million of the enterprise license fees in 2019. In consideration for the election commitments and certain other purchase commitments, all of the remaining milestones and thresholds required to fulfill each of the vesting requirements of the Warrant were deemed satisfied and achieved or otherwise waived such that all Warrant shares were fully vested and exercisable as of the Effective Date. The Warrant is considered an incentive for Comcast to purchase the Company’s products, and as a result the value of the Warrant is being recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. (See Note 17, “Warrants,” of the Notes to our Consolidated Financial Statements for additional information).
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers in 2019, 2018 and 2017 accounted for approximately 49%, 37% and 24% of our revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2019 and 2018, Comcast accounted for 23% and 15% of our net revenue, respectively. During 2017, no single customer accounted for more than 10% of our net revenue. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $0.7 million, or 0.2% in 2019, compared to 2018, primarily due to a decrease in our Video segment revenue of $35.8 million, partially offset by an increase in our Cable Access segment revenue of $34.0 million. The increase in our Cable Access segment revenue in 2019 was primarily due to the growing success of our CableOS solutions, reflected by additional customer deployments in 2019 compared to 2018. The decrease in our Video segment revenue in 2019 was primarily due to a shift in product mix to software-based products.
As the timing of our customers' investment decisions can be uncertain, we have implemented restructuring plans to better align the Company's resources and strategic goals. We continue to focus on expense controls on a company-wide basis. (See Note 11, “Restructuring and Related Charges” of the Notes to our Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of December 31, 2019 was $93.1 million, and we generated $31.3 million of cash from operations during the fiscal year ended December 31, 2019. We refinanced a portion of our 4.00% Senior Convertible Notes due 2020 (the “2020 Notes”) by issuing 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”). We also entered into a $25 million revolving loan facility with JPMorgan Chase Bank, N.A., in October 2019, which has not been used to withdraw any cash as of December 31, 2019. See Note 12, “Convertible notes, Other Debts and Finance Leases” of the Notes to our Consolidated Financial Statements for additional information. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.
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

Table of Content

•	Accounting for income taxes; and

•	Stock-based compensation.
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not restated and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“Topic 605”). (See Note 3 “Revenue” for additional information about the Company’s revenue recognition policies.)
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

Table of Content

During the fourth quarter of 2019, we performed the first step of goodwill impairment testing for our two reporting units as part of our annual goodwill impairment test and concluded that goodwill was not impaired. We have not recorded any impairment charges related to goodwill for any prior periods.
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
Stock-based Compensation
We measure and recognize compensation expense for all stock-based compensation awards made to employees and non-employee directors and others, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards. The grant date fair value of restricted stock units is based on the fair value of our common stock on the date of grant. The grant date fair value of our stock options and ESPP is estimated using the Black-Scholes option pricing model.
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
See Note 13, “Employee Benefit Plans and Stock-based Compensation,” of the notes to our Consolidated Financial Statements for additional information.
Results of Operations
Net Revenue
The following table presents the breakdown of net revenue by geographical region (in thousands, except percentages):

	Year ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Americas	$224,193	$218,900	$171,736	$5,293	2%	$47,164	27%
EMEA	117,477	107,074	117,129	10,403	10%	(10,055)	(9)%
APAC	61,204	77,584	69,381	(16,380)	(21)%	8,203	12%
Total net revenue	$402,874	$403,558	$358,246	$(684)	—%	$45,312	13%

Regional revenue as a % of total net revenue:
Americas	56%	54%	48%
EMEA	29%	27%	33%
APAC	15%	19%	19%
Fiscal 2019 compared to Fiscal 2018
Net revenue in the Americas increased $5.3 million, or 2% in 2019, compared to 2018, primarily due to the growing success of our CableOS solutions, which was offset by a decrease in revenue from other products and services.
EMEA net revenue increased $10.4 million, or 10% in 2019, compared to 2018, primarily due to an increase in revenue from the sale of CableOS products and services, offset by a decrease in revenue in the Video segment.
APAC net revenue decreased $16.4 million, or 21% in 2019 compared to 2018, primarily due to a decrease in revenue in the Video segment. The decrease in revenue in our Video segment was primarily due to a shift in product mix to software and SaaS-based products.
Fiscal 2018 compared to Fiscal 2017
Net revenue in the Americas increased $47.2 million, or 27%, in 2018 compared to 2017, primarily due to an increase in revenue from sales of CableOS products and services.
EMEA net revenue decreased $10.1 million, or 9%, in 2018, compared to 2017, primarily due to lower Cable Access product volumes in the region and lower Video product volumes as a result of soft demand for our traditional linear broadcast products, which was partially offset by increased volumes of OTT-related products as our customers transition to OTT streaming.
APAC net revenue increased $8.2 million, or 12% in 2018 compared to 2017, primarily due to improved demand from our service provider and broadcast and media customers for our Video products and services.
Gross Profit
The following presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) (in thousands, except percentages):

Table of Content

	Year ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Gross profit	$223,012	$209,209	$169,820	$13,803	7%	$39,389	23%
As a percentage of net revenue (“gross margin”)	55.4%	51.8%	47.4%	3.6%		4.4%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin increased 3.6% in 2019, as compared to 2018, primarily due to a higher proportion of software in the product mix for each of our business segments.
Gross margin increased 4.4% in 2018, as compared to 2017, primarily due to more favorable margins generated in our Cable Access segment due to increased CableOS sales activity. Our Video segment gross margin also improved marginally, primarily due to a favorable product mix.
Research and Development
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The research and development expense is net of French R&D tax credits.

The following table presents the research and development expenses, net and the expenses as a percentage of net revenue (in thousands, except percentages):

	Year ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Research and development	$84,614	$89,163	$95,978	$(4,549)	(5)%	$(6,815)	(7)%
As a percentage of net revenue	21.0%	22.1%	26.8%

The $4.5 million, or 5%, decrease in research and development expenses in 2019 compared to 2018 was primarily due to lower employee compensation costs due to headcount reductions as a result of our continuing transformation from a capital-intensive hardware development model to a predominantly software development model and lower stock-based compensation expense, offset by higher costs for third-party engineering services.
The $6.8 million, or 7%, decrease in research and development expenses in 2018 compared to 2017 was primarily due to lower employee compensation costs due to headcount reductions, lower utilization of third-party engineering services as the Company continued the process of transforming its research and development activities from capital intensive hardware development to predominantly software development and lower travel and other discretionary costs due to vigilant cost management throughout the Company. The decrease in research and development expenses was partially offset by $6.0 million in reimbursements of engineering spending by one of our large customers, which ended in 2017, and higher incentive compensation associated with the Company’s performance.
Selling, General and Administrative
The following table presents our selling, general and administrative expenses and the expenses as a percentage of net revenue (in thousands, except percentages):

	Year ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Selling, general and administrative	$119,035	$118,952	$136,270	$83	—%	$(17,318)	(13)%
As a percentage of net revenue	29.5%	29.5%	38.0%

Table of Content

Selling, general and administrative expenses increased slightly in 2019 compared to 2018, primarily due to higher tradeshow and marketing expenses, offset by lower employee compensation costs due to headcount reductions and lower stock-based compensation expense.
The $17.3 million, or 13%, decrease in selling, general and administrative expenses in 2018 compared to 2017 was primarily due to lower employee compensation costs due to headcount reductions, higher legal and settlement charges recorded during 2017 related to the Avid litigation, and lower travel and other discretionary costs due to vigilant cost management throughout the Company. This decrease was partially offset by higher incentive compensation associated with the Company’s performance.
Segment Financial Results
The following table provides summary financial information by reportable segment (in thousands, except percentages):

	Year ended December 31,
	2019	2018 (1)	2017	2019 vs. 2018		2018 vs. 2017
Video
Revenue	$278,028	$313,828	$319,473	$(35,800)	(11)%	$(5,645)	(2)%
Gross profit	162,156	178,170	173,414	(16,014)	(9)%	4,756	3%
Operating income (loss)	15,837	26,170	(2,024)	(10,333)	(39)%	28,194	(1,393)%
Segment revenue as % of total segment revenue	69.0%	77.5%	89.2%	(8.5)%		(11.7)%
Gross margin %	58.3%	56.8%	54.3%	1.5%		2.5%
Operating margin %	5.7%	8.3%	(0.6)%	(2.6)%		8.9%
Cable Access
Revenue	$124,894	$90,908	$38,773	$33,986	37%	$52,135	134%
Gross profit	68,596	40,207	8,892	28,389	71%	31,315	352%
Operating income (loss)	22,219	(578)	(23,154)	22,797	(3,944)%	22,576	(98)%
Segment revenue as % of total segment revenue	31.0%	22.5%	10.8%	8.5%		11.7%
Gross margin %	54.9%	44.2%	22.9%	10.7%		21.3%
Operating margin %	17.8%	(0.6)%	(59.7)%	18.4%		59.1%
Total
Segment Revenue	$402,922	$404,736	$358,246	$(1,814)	—%	$46,490	13%
Gross profit	230,752	218,377	182,306	12,375	6%	36,071	20%
Operating income (loss)	38,056	25,592	(25,178)	12,464	49%	50,770	(202)%

A reconciliation of our consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Year ended December 31,
	2019	2018 (1)	2017
Total segment operating income (loss)	$38,056	$25,592	$(25,178)
Amortization of non-cash warrants	(48)	(1,178)	—
Unallocated corporate expenses	(4,532)	(3,769)	(20,767)
Stock-based compensation	(12,074)	(17,289)	(16,610)
Amortization of intangibles	(8,319)	(8,367)	(8,322)
Consolidated income (loss) from operations	13,083	(5,011)	(70,877)
Loss on debt extinguishment	(5,695)	—	—
Non-operating expense, net	(13,984)	(11,937)	(13,830)
Loss before income taxes	$(6,596)	$(16,948)	$(84,707)

Table of Content

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
Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges, and certain other non-recurring charges, to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.
Video
Our Video segment net revenue decreased $35.8 million, or 11% in 2019, compared to 2018, due to a decrease of $37.6 million in Video appliance and integration revenue, offset by an increase of $1.8 million in Video SaaS and service revenue. The decrease in our Video segment net revenue in 2019 was primarily due to a shift in product mix to software and SaaS-based products. Video segment operating margin decreased 2.6% in 2019, compared to 2018, primarily due to the decrease in revenue and related gross profit, offset by lower operating expenses due to headcount reductions and lower discretionary spending as a result of vigilant cost management throughout the Company.
Our Video segment net revenue decreased $5.6 million, or 2%, in 2018 compared to 2017, due to a decrease in Video appliance and integration revenue, offset by an increase in Video SaaS and service revenue. Video segment operating margin increased 8.9% in 2018, compared to 2017, primarily due to better margins as a result of a more favorable product mix, lower operating expenses due to headcount reductions and lower other discretionary costs as a result of vigilant cost management throughout the Company. The increase in Video segment margin was partially offset by a decrease due to the change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017.
Cable Access
Our Cable Access segment net revenue increased $34.0 million, or 37% in 2019, compared to 2018, primarily due to the growing success of our Cable OS solutions, reflected by additional customer deployments in 2019 compared to 2018. Cable Access segment operating margin increased 18.4% in 2019, compared to 2018, primarily due to Comcast CableOS software license revenue being recorded at higher margins than other software revenue in our Cable Access segment.
Our Cable Access segment net revenue increased $52.1 million, or 134%, in 2018 compared to 2017, primarily due to increased shipments of hardware, software and services relating to our CableOS solutions. Our Cable Access segment operating margin increased 59.1% in 2018, compared to 2017, due to higher revenue and related higher margins on sales of both software and professional services. The change in methodology for allocating professional services revenue between segments in the fourth quarter of 2017 also contributed to the increase in Cable Access margins in 2018 as compared to 2017.
Amortization of Intangibles
The following table summarizes the amortization of intangibles (in thousands, except percentages):

	Year ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Amortization of intangibles	$3,139	$3,187	$3,142	$(48)	(2)%	$45	1%
As a percentage of net revenue	0.8%	0.8%	0.9%

The amortization of intangibles expense remained flat in each of the last three years.
Restructuring and Related Charges

Table of Content

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

	Year ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Cost of revenue	$1,391	$857	$1,279	$534	62%	$(422)	(33)%
Operating expenses-Restructuring and related charges	3,141	2,918	5,307	223	8%	(2,389)	(45)%
Total restructuring and related charges	$4,532	$3,775	$6,586	$757	20%	$(2,811)	(43)%

The $0.8 million increase in restructuring and related charges in 2019, compared to 2018, was primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities during 2019.
The $2.8 million decrease in restructuring and related charges in 2018, compared to 2017, was primarily due to higher French VDP and severance costs recorded in 2017 and related to the Harmonic 2016 and 2017 Restructuring Plans, partially offset by facility exit costs and severance costs recorded under the Harmonic 2018 Restructuring Plan.
See Note 11, “Restructuring and Related Charges,” of the Notes to our Consolidated Financial Statements for details on each of our restructuring plans.
Interest Expense, Net
Interest expense, net was $11.7 million, $11.4 million and $11.1 million during 2019, 2018 and 2017, respectively. The increase in interest expense, net from 2018 to 2019, was primarily due to higher amortization of debt discount and issuance costs for the 2020 Notes and from amortization of debt discount and issuance costs for the 2024 Notes issued in September 2019, offset by lower interest due to the partial repurchase of the 2020 Notes during 2019. See Note 12, “Convertible Notes, Other Debts and Finance Leases,” of the Notes to our Consolidated Financial Statements for additional information.
The increase in interest expense, net from 2017 to 2018, is primarily due to higher amortization of debt discount and issuance costs for the 2020 Notes issued in December 2015.
Loss on Debt Extinguishment
The loss on debt extinguishment of $5.7 million during 2019 relates to the repurchase of a portion of the 2020 Notes in September 2019. See Note 12, “Convertible Notes, Other Debts and Finance Leases,” of the Notes to our Consolidated Financial Statements for additional information.
Other Expense, Net
Other expense, net was $2.3 million, $0.5 million and $2.2 million during 2019, 2018 and 2017, respectively. Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekel. The increase in other expense, net in 2019 compared to 2018 was primarily due to higher foreign exchange losses resulting from the change in Euro against the U.S. dollar in 2019, due to recovery of previously expensed bad debts and a gain from a change in the fair valuation of equity investment in 2018 which did not recur in 2019. See “Foreign Currency Exchange Risk” under Item 7A of this Annual Report on Form 10-K for additional information.
Loss on Impairment of Long-term Investments
In 2014, we acquired a 3.3% equity interest investment in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million. On February 3, 2017, Vislink completed the disposal of its hardware division and changed its name to Pebble Beach Systems (“PBS”). Since mid-2016, the stock price of PBS has traded below its cost basis, as a result of

Table of Content

which we recorded a total of $2.7 million and $0.5 million in impairment charges in 2016 and 2017, respectively. We sold this investment for $0.1 million in 2018.
Income Taxes
We reported the following operating results for each of the three years ended December 31, 2019, 2018 and 2017 (in thousands, except percentages):

	Year ended December 31,
	2019	2018	2017
Loss before income taxes	(6,596)	(16,948)	(84,707)
Provision for (benefit from) income taxes	(672)	4,087	(1,752)
Effective income tax rate	10%	(24)%	2%
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
In 2019, our effective income tax rate of 10% differed from the U.S. federal statutory rate of 21% primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during 2019, we recorded a one-time benefit of approximately $2.0 million due to changes in our global tax structure and a $0.8 million benefit from a valuation allowance release for one of our foreign subsidiaries. This release of the valuation allowance was due to changes in forecasted taxable income resulting from receiving a favorable tax ruling during 2019.
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

For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% and further explanation of our provision for taxes, see Note 15, “Income Taxes,” of the notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
As of December 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $93.1 million, net accounts receivable of $88.5 million, our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A., described in more detail below, and financing from French government agencies. As of December 31, 2019, we had $115.5 million in principal amount of convertible senior notes outstanding, bearing interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year (the “2024 Notes”) which are due on September 1, 2024, and $45.8 million in principal amount of convertible notes outstanding, bearing interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year (the “2020 Notes”) which are due on December 1, 2020. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $17.2 million at December 31, 2019.
Our cash and cash equivalents of $93.1 million as of December 31, 2019 consisted of bank deposits held throughout the world, of which $53.2 million of the cash and cash equivalents balance was held outside of U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Table of Content

Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents of $93.1 million at December 31, 2019 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

On December 19, 2019, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, which may also be used for the issuance of letters of credit. Under the terms of the Credit Agreement, the principal amount of outstanding loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed an amount equal to the lesser of (i) $25.0 million and (ii) the sum of 85% of our eligible receivables and 50% of our eligible inventory, with a maturity date of October 31, 2020. The loans under the Credit Agreement will bear interest, at our election, at a floating rate per annum equal to either (1) 1.25% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 2.25% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR loans. We are also obligated to pay other customary closing fees, commitment fees and letter of credit fees for a credit facility of this size and type. Our obligations are required to be guaranteed by certain material domestic subsidiaries, and all such obligations, including the guarantees, are secured by substantially all of the assets of the Company and such guarantors and certain assets of Harmonic International GmbH. The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2019, there was $0.3 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2019. As of December 31, 2019, we were in compliance with the covenants under the Credit Agreement.

We terminated our secured revolving credit facility with Silicon Valley Bank effective September 10, 2019, in conjunction with the issuance of the 2024 Notes.
The table below presents selected cash flow data for the periods presented (in thousands):

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$31,295	$12,284	$3,064
Net cash used in investing activities	(10,328)	(6,940)	(4,501)
Net cash provided by financing activities	6,305	2,651	895
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	(763)	1,879
Net increase in cash, cash equivalents and restricted cash	$27,069	$7,232	$1,337
Operating Activities
Net cash provided by operating activities increased $19.0 million in 2019 compared to 2018, primarily due to a decrease in net loss, offset in part by higher cash being used for our working capital needs.
Net cash provided by operating activities increased $9.2 million in 2018 compared to 2017, primarily due to a decrease in net loss, offset in part by higher cash being used for our working capital needs.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.

Table of Content

Investing Activities
Net cash used in investing activities increased $3.4 million in 2019 compared to 2018, primarily due to an increase in purchases of property and equipment.
Net cash used in investing activities increased $2.4 million in 2018 compared to 2017, primarily due to a decrease in proceeds from sales and maturities of investments of $6.8 million, offset by a decrease in purchases of property and equipment of $4.4 million.
Financing Activities
Net cash provided by financing activities increased $3.7 million in 2019 compared to 2018, primarily due higher proceeds from the exercise of options, partially offset by higher payment of tax withholding obligations related to net share settlements of restricted stock units.
Net cash provided by financing activities increased $1.8 million in 2018 compared to 2017, primarily due to lower payment of tax withholding obligations related to net share settlements of restricted stock units.
Off-Balance Sheet Arrangements
None as of December 31, 2019.
Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of December 31, 2019 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible debt	$161,285	$45,785	$—	$115,500	$—
Operating leases (1)	46,760	9,169	15,519	4,503	17,569
Purchase commitments (2)	62,272	51,019	11,236	17	—
TVN debt	17,152	6,664	10,264	112	112
Interest on convertible debt	13,298	4,058	6,930	2,310	—
Other commitments (4)	2,366	1,654	712	—	—
Avid litigation settlement fees	2,000	2,000	—	—	—
French VDP obligations (3)	806	806	—	—	—
Finance lease	71	49	22	—	—
Total contractual obligations	$306,010	$121,204	$44,683	$122,442	$17,681
Other commercial commitments:
Standby letters of credit	$2,674	$2,591	$83	$—	$—
Total commercial commitments	$2,674	$2,591	$83	$—	$—
(1) We lease facilities under operating leases expiring through March 2030. Certain of these leases provide for renewal options for periods ranging from one to five years in the normal course of business.
(2) Includes commitments to purchase inventory and property, plant and equipment. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to purchase inventory and services based upon criteria defined by the Company.
(3) In 2016, we established the French VDP to enable the French employees of our French subsidiary to voluntarily terminate their employment with certain benefits. See Note 11, “Restructuring and Related Charges” of the notes to our Consolidated Financial Statements for additional information.

Table of Content

(4) Primarily includes variable lease payments that do not depend on an index or rate, or usage of an underlying asset, and payments associated with lease arrangements with an initial term of twelve months or less.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.2 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2019, had been excluded from the contractual obligations table above. See Note 15, “Income Taxes,” of the notes to our Consolidated Financial Statements for a discussion on income taxes.
New Accounting Pronouncements
See Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries account for approximately 94%, 95% and 95% of our consolidated net revenues in 2019, 2018 and 2017, respectively. We recorded net billings denominated in foreign currencies of approximately 16%, 14% and 18% of total company billings in 2019, 2018 and 2017, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2019	2018
Derivatives not designated as hedging instruments:
Purchase	$14,806	$28,975
Sell	$2,629	$—
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests as well as our borrowings under the Credit Agreement.
On December 19, 2019, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., and Harmonic International GmbH, as co-borrower. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, based on a borrowing base of eligible accounts receivable and inventory, with a maturity date of October 31, 2020. The revolving loans bear interest, at our election, at a floating rate per annum equal to either

Table of Content

(1) 1.25% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 2.25% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR.
As of December 31, 2019, the Company had $0.3 million of outstanding letters of credit issued under the Credit Agreement. We had no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2019.
On September 27, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time could not exceed up to 85% of the Company’s eligible receivables. Under the terms of the Loan Agreement, the Company could also request letters of credit from the Bank.
We terminated our secured revolving credit facility with Silicon Valley Bank effective September 10, 2019, in conjunction with the issuance of the 2024 Notes. There were no borrowings under the Loan Agreement prior to the termination, except $2.2 million committed towards security for letters of credit, which were unsecured as of December 31, 2019. The Company was in compliance with the covenants under the Loan Agreement prior to the termination.

As of December 31, 2019, our cash balance was $93.1 million. We had no short-term investments as of December 31, 2019.
For our French entity, the aggregate debt balance at December 31, 2019 was $17.2 million, which is primarily comprised of debt instruments financed by French government agencies, and, to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from two to six years; expiring from 2020 through 2025. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 12, “Convertible notes, Other Debts and Finance Leases,” of the notes to our Consolidated Balance Sheets for additional information). As of December 31, 2019, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.
As of December 31, 2019, we had $45.8 million aggregate principal amount of the 2020 Notes outstanding, which have a fixed 4.00% coupon rate and $115.5 million aggregate principal of the 2024 Notes outstanding, which have a fixed 2.00% coupon rate.

Table of Content

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harmonic Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Harmonic Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/Armanino LLP
San Ramon, California
February 28, 2020
We have served as the Company’s auditor since 2018.

Table of Content

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harmonic Inc.:
Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Harmonic Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 5, 2018, except for the effects of the changes in presentation of revenue and cost of revenue discussed in Note 2 to the consolidated financial statements, as to which the date is February 28, 2020

We served as the Company's auditor from 1989 to 2018.

Table of Content

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$93,058	$65,989
Accounts receivable, net	88,500	81,795
Inventories, net	29,042	25,638
Prepaid expenses and other current assets	40,762	23,280
Total current assets	251,362	196,702
Property and equipment, net	22,928	22,321
Operating lease right-of-use assets	27,491	—
Goodwill	239,780	240,618
Intangibles, net	4,461	12,817
Other long-term assets	41,305	38,377
Total assets	$587,327	$510,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and finance lease obligations, current	$6,713	$7,175
Accounts payable	40,933	33,778
Income taxes payable	1,226	1,099
Deferred revenue	37,117	41,592
Accrued and other current liabilities	62,535	52,761
Convertible notes, short-term	43,375	—
Total current liabilities	191,899	136,405
Convertible notes, long-term	88,629	114,808
Other debts and finance lease obligations, long-term	10,511	12,684
Income taxes payable, long-term	178	460
Other non-current liabilities	41,254	18,228
Total liabilities	332,471	282,585
Commitments and contingencies (Note 19)
Convertible notes	2,410	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 91,875 and 87,057 shares issued and outstanding at December 31, 2019 and 2018, respectively	92	87
Additional paid-in capital	2,327,359	2,296,795
Accumulated deficit	(2,071,940)	(2,067,416)
Accumulated other comprehensive loss	(3,065)	(1,216)
Total stockholders’ equity	252,446	228,250
Total liabilities and stockholders’ equity	$587,327	$510,835

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenue:
Appliance and integration	$275,797	$287,564	$246,353
SaaS and service	127,077	115,994	111,893
Total net revenue	402,874	403,558	358,246
Cost of revenue:
Appliance and integration	130,284	148,472	142,545
SaaS and service	49,578	45,877	45,881
Total cost of revenue	179,862	194,349	188,426
Total gross profit	223,012	209,209	169,820
Operating expenses:
Research and development	84,614	89,163	95,978
Selling, general and administrative	119,035	118,952	136,270
Amortization of intangibles	3,139	3,187	3,142
Restructuring and related charges	3,141	2,918	5,307
Total operating expenses	209,929	214,220	240,697
Income (loss) from operations	13,083	(5,011)	(70,877)
Interest expense, net	(11,651)	(11,401)	(11,078)
Loss on debt extinguishment	(5,695)	—	—
Other expense, net	(2,333)	(536)	(2,222)
Loss on impairment of long-term investments	—	—	(530)
Loss before income taxes	(6,596)	(16,948)	(84,707)
Provision for (benefit from) income taxes	(672)	4,087	(1,752)
Net loss	$(5,924)	$(21,035)	$(82,955)

Net loss per share:
Basic and diluted	$(0.07)	$(0.25)	$(1.02)
Shares used in per share calculations:
Basic and diluted	89,575	85,615	80,974

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2019	2018	2017
Net loss	$(5,924)	$(21,035)	$(82,955)
Change in unrealized gain (loss) on available-for-sale securities:
Unrealized loss, net	—	—	(658)
Loss reclassified into earnings	—	—	384
	—	—	(274)
Adjustment to pension benefit plan	(206)	202	528
Unrealized foreign exchange gain (loss), net on intercompany long-term loans	291	667	(1,705)
Change in foreign currency translation adjustments:
Translation gain (loss)	(1,728)	(5,100)	11,471
Loss reclassified into earnings	56	11	106
	(1,672)	(5,089)	11,577
Other comprehensive income (loss) before tax	(1,587)	(4,220)	10,126
Provision for (benefit from) income taxes	262	378	(526)
Other comprehensive income (loss), net of tax	(1,849)	(4,598)	10,652
Total comprehensive loss	$(7,773)	$(25,633)	$(72,303)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	78,456	$78	$2,254,055	$(1,976,222)	$(7,270)	$270,641
Cumulative effect to retained earnings related to adoption of ASU 2016-09	—	—	69	(69)	—	—
Cumulative effect to retained earnings related to adoption of ASU 2016-16	—	—	—	1,434	—	1,434
Balance at January 1, 2017	78,456	78	2,254,124	(1,974,857)	(7,270)	272,075
Net loss	—	—	—	(82,955)	—	(82,955)
Other comprehensive income, net of tax	—	—	—	—	10,652	10,652
Issuance of common stock under option, stock award and purchase plans	4,098	5	1,954	—	—	1,959
Stock-based compensation	—	—	16,612	—	—	16,612
Balance at December 31, 2017	82,554	83	2,272,690	(2,057,812)	3,382	218,343
Cumulative effect to retained earnings related to adoption of ASC 606 (1)	—	—	—	11,431	—	11,431
Balance at January 1, 2018	82,554	83	2,272,690	(2,046,381)	3,382	229,774
Net loss	—	—	—	(21,035)	—	(21,035)
Other comprehensive loss, net of tax	—	—	—	—	(4,598)	(4,598)
Issuance of common stock under option, stock award and purchase plans	4,503	4	4,713	—	—	4,717
Stock-based compensation	—	—	17,097	—	—	17,097
Issuance of warrant	—	—	2,295	—	—	2,295
Balance at December 31, 2018	87,057	87	2,296,795	(2,067,416)	(1,216)	228,250
Cumulative effect to retained earnings related to adoption of Topic 718 (2)	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	87	2,296,795	(2,066,016)	(1,216)	229,650
Net loss	—	—	—	(5,924)	—	(5,924)
Other comprehensive loss, net of tax	—	—	—	—	(1,849)	(1,849)
Issuance of common stock under option, stock award and purchase plans	4,014	4	6,910	—	—	6,914
Stock-based compensation	—	—	12,156	—	—	12,156
Issuance of warrant	—	—	16,142	—	—	16,142
Exercise of warrant	804	1	(1)	—	—	—
Reclassification from equity to mezzanine equity for 4.00% Convertible Senior Notes due in 2020	—	—	(2,410)	—	—	(2,410)
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 4.00% convertible notes due 2020	—	—	(27,111)	—	—	(27,111)
Conversion feature of 2.00% convertible notes due 2024	—	—	24,878	—	—	24,878
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
(1) See Note 2, “Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements,” for more information on the adoption of ASC 606, Revenue from Contracts with Customers (“Topic 606”) issued by the Financial Accounting Standards Board.

Table of Content

(2) See Note 2, “Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements,” for more information on the adoption of ASC 718, Compensation-Stock Compensation (“Topic 718”) issued by the Financial Accounting Standards Board.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(5,924)	$(21,035)	$(82,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	8,319	8,367	8,322
Depreciation	11,287	12,971	14,599
Stock-based compensation	12,074	17,289	16,610
Amortization of discount on convertible debt	6,756	6,060	5,489
Amortization of non-cash warrant	13,576	1,178	153
Restructuring, asset impairment and loss on retirement of fixed assets	124	1,491	1,906
Loss on impairment of long-term investments	—	—	530
Foreign currency adjustments	(290)	(1,906)	2,369
Loss on debt extinguishment	5,695	—	—
Deferred income taxes, net	(2,076)	661	2,189
Provision for doubtful accounts, returns and discounts	1,500	2,521	4,912
Provision for excess and obsolete inventories	1,479	1,649	6,005
Other non-cash adjustments, net	1,225	407	445
Changes in operating assets and liabilities:
Accounts receivable	(8,388)	(14,700)	12,598
Inventories	(4,819)	(2,045)	11,687
Prepaid expenses and other assets	(3,347)	3,227	6,642
Accounts payable	5,086	1,018	3,432
Deferred revenues	(3,436)	(4,808)	(392)
Income taxes payable	(136)	440	(2,978)
Accrued and other liabilities	(7,410)	(501)	(8,499)
Net cash provided by operating activities	31,295	12,284	3,064
Cash flows from investing activities:
Proceeds from maturities of investments	—	—	3,106
Proceeds from sales of investments	—	104	3,792
Purchases of property and equipment	(10,328)	(7,044)	(11,399)
Net cash used in investing activities	(10,328)	(6,940)	(4,501)
Cash flows from financing activities:
Proceeds from convertible debt	115,500	—	—
Payments of convertible debt	(109,603)	—	—
Payment of convertible debt issuance costs	(4,277)	—	—
Proceeds from other debts and finance leases	4,684	5,066	6,344
Repayment of other debts and finance leases	(6,913)	(7,132)	(7,408)
Proceeds from common stock issued to employees	8,406	4,947	4,716
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,492)	(230)	(2,757)
Net cash provided by financing activities	6,305	2,651	895
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	(763)	1,879
Net increase in cash, cash equivalents and restricted cash	27,069	7,232	1,337
Cash, cash equivalents and restricted cash, beginning of the year	65,989	58,757	57,420
Cash, cash equivalents and restricted cash, end of the year	$93,058	$65,989	$58,757
Supplemental disclosures of cash flow information:
Income tax payments, net	$1,138	$2,031	$2,141
Interest payments, net	4,260	5,273	5,515
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,055	$148	$337
Issuance of warrant	16,142	2,295	—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$93,058	$65,989	$57,024
Restricted cash included in prepaid expenses and other current assets	—	—	530
Restricted cash included in other long-term assets	—	—	1,203
Total cash, cash equivalents and restricted cash	$93,058	$65,989	$58,757
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
Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation. These reclassifications did not have material impact on previously reported financial statements.
Beginning in fiscal 2019, the Company changed the way total revenue and cost of revenue is classified in the Consolidated Statements of Operations from the two previous categories, “Product” and “Service”, to two new categories, “Appliance and integration” and “SaaS and service”. The Company has also adjusted revenue and cost of revenue retrospectively into the two new categories for all prior periods to conform to the current period’s presentation. This reclassification within revenue and cost of revenue did not have an impact on total revenue, cost of revenue or segment revenue for any periods presented.

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

Table of Content

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

The Company’s total investments in equity securities of other privately and publicly held companies were $3.6 million as of December 31, 2019 and 2018, respectively.
Liquidity
As of December 31, 2019, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $93.1 million, net accounts receivable of $88.5 million, and an aggregate principal amount of up to $25.0 million in revolving credit facility with JPMorgan Chase Bank, N.A., and financing from French government agencies. As of December 31, 2019, the Company had $115.5 million in principal amount of convertible senior notes outstanding, bearing interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year (the “2024 Notes”) which are due on September 1, 2024, and $45.8 million in principal amount of convertible notes outstanding, bearing interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year (the “2020 Notes”) which are due on December 1, 2020. The Company also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $17.2 million at December 31, 2019.

The Company’s principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. The Company believes that its cash and cash equivalents of $93.1 million at December 31, 2019 will be sufficient to fund its principal uses of cash for at least the next 12 months. However, if its expectations are incorrect, it may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. Additional funds may not be available on terms favorable to us or at all.
Credit Risk and Major Customers/Supplier Concentration
Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are invested in short-term, highly liquid, investment-grade obligations of commercial or governmental issuers, in accordance with the Company’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer.
The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. One customer had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2019 and two customers had a balance greater than 10% as of December 31, 2018. During the year ended December 31, 2019 and 2018, Comcast accounted for more than 10% of the Company’s revenue.

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

Table of Content

Beginning in fiscal 2019, the Company changed the way total revenue was classified in the Consolidated Statement of Operations from the two previous categories, “Product” and “Service”, to two new categories, “Appliance and integration” and “SaaS and service”. The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for the Company’s SaaS platform and support revenue stream from the Company’s appliance-based customers and reflects the Company’s recurring revenue stream.
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

Refer to Note 3, “Revenue” for additional information.
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

Table of Content

employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis, generally three years.

During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $1.1 million, $0.9 million and $1.1 million, respectively, of its software development costs related to the development of its SaaS offerings.
Capitalized Software Implementation Costs
In a hosting arrangement that is a service contract, the Company capitalizes costs for implementation activities in the application development stage depending on the nature of the costs. The costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The costs capitalized are expensed over the term of the hosting arrangement, which is the fixed, noncancelable term of the arrangement, plus any reasonably certain renewal periods. The capitalized implementation costs and amortization expense related to these costs are included in “Other long-term assets” and “Selling, general and administrative” in the Consolidated Balance Sheets and Consolidated Statements of Operations, respectively. The payments for capitalized implementation costs are included as operating activities in the Consolidated Statements of Cash Flows.
During the year ended December 31, 2019, the Company capitalized $3.6 million of its software implementation costs. During the year ended December 31, 2018, the amount of capitalized software implementation cost was not significant.
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
Goodwill
As of December 31, 2019, the Company had goodwill of $239.8 million which represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company has two reporting units, which are the same as its operating segments.
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
In the first step, the fair value of each of the Company’s reporting units is determined using both the income and market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly-traded companies in similar lines of business. In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results related to assumed variables could differ from these estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.

Table of Content

Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting units, and then apply a control premium which is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with its reporting units.
There was no impairment of goodwill resulting from the Company’s fiscal 2019 annual impairment testing. (See Note 8, “Goodwill and Identified Intangible Assets,” for additional information).
Long-lived Assets
Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets from business combinations and asset acquisitions include customer contracts, trademarks and trade names, and maintenance agreements and related relationships, the amortization of which is charged to general and administrative expenses, and core technology and developed technology, the amortization of which is charged to cost of revenue. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, the Company evaluates the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write down the carrying value of the asset to its estimated fair market value. There were no impairment charges for long-lived assets in the years ended December 31, 2019, 2018 and 2017.
Leases
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

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of 1 year to 11 years. The lease term represents the non-cancelable period of the lease. For certain leases, the Company has an option to extend the lease term. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Refer to Note 4, “Leases” for additional information.
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
The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its subsidiaries in their nonfunctional currencies. These monetary assets and monetary liabilities are being remeasured into the functional currencies of the subsidiaries using exchange rates prevailing on the balance sheet date. Such remeasurement gains and losses are included in other expense, net in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2019, 2018 and 2017, the Company recorded remeasurement losses of approximately $1.5 million, $0.6 million and $2.2 million, respectively.

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

Table of Content

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
The Company did not enter into any cash flow hedges during the year ended December 31, 2019 and 2018.
Research and Development
Research and development (“R&D”) costs are expensed as incurred and consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
The Company’s French Subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize eligible research expenses. The R&D tax credits receivable from the French government for spending on innovative R&D under the CIR program is recorded as an offset to R&D expenses. In the years ended December 31, 2019, 2018 and 2017, the Company had R&D tax credits of $4.7 million, $5.9 million and $5.9 million respectively.
Restructuring and Related Charges
The Company’s restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of its workforce, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Termination benefits are calculated based on regional benefit practices and local statutory requirements. See Note 11, “Restructuring and Related Charges” for additional information.
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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $0.7 million, $1.0 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Table of Content

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
The Company accounts for the actuarial gains (losses) in accordance with ASC 715, “Compensation - Retirement Benefits”. If the net accumulated gain or loss exceeds 10% of the projected plan benefit obligation, a portion of the net gain or loss is amortized and included in expense for the following year based upon the average remaining service period of active plan participants, unless the Company’s policy is to recognize all actuarial gains (losses) when they occur. The Company elected to defer actuarial gains (losses) in accumulated other comprehensive income (loss). As of December 31, 2019, the Company did not meet the 10% threshold, and therefore no amortization of 2019 actuarial gain would be recorded in 2020.

See Note 13, “Employee Benefit Plans and Stock-based Compensation-French Retirement Benefit Plan,” for additional information.
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
The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2019. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.
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

Table of Content

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

ASU No. 2018-07, Compensation-Stock Compensation (Topic 718)

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The Company adopted this new standard in the first quarter of fiscal 2019, and the adoption resulted in an adjustment of $1.4 million as the cumulative effect adjustment to opening retained earnings relating to the accounting of warrants which were previously granted to Comcast. This represents the cumulative impact of the remeasurement of unvested Comcast warrants on the date of adoption. See Note 17, “Warrants” for additional information.

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

Table of Content

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The new ASU will be effective for the Company beginning in the first quarter of 2021 on a prospective basis. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The adoption of the new ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer, which clarifies guidance on measurement and classification of share-based payments to customers. The new ASU will be effective for the Company effective in the first quarter of 2020 and early adoption is permitted. The adoption of the new ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. The new ASU is effective for the Company for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company expects the impact to its disclosure to be relatively limited.

NOTE 3: REVENUE
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

Table of Content

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
Revenue recognized during the year ended December 31, 2019 that was included within the deferred revenue balance at January 1, 2019 was $41.1 million. Revenue recognized during the year ended December 31, 2018 that was included within the deferred revenue balance at January 1, 2018 was $46.9 million.
Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).
Contract assets and deferred revenue consisted of the following (in thousands):

	December 31,
	2019	2018
Contract assets	$13,969	$3,834
Deferred revenue	43,450	46,922
Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Consolidated Balance Sheets. See Note 10, “Certain Balance Sheet Components” for additional information.
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

Arrangements with Multiple Performance Obligations. The Company has revenue arrangements that include multiple performance obligations. The Company allocates transaction price to all separate performance obligations based on their relative standalone selling prices (“SSP”). See “Significant Judgments” for additional information.

Solution Sales. Solution sales for the design, manufacture, test, integration and installation of products, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for based on the percentage-of-completion basis, using the input method. Some of our

Table of Content

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

The net capitalized contract costs as of December 31, 2019 were $2.0 million, of which $1.3 million and $0.7 million were reported as components of “Prepaid expenses and other current assets” and “Other long-term assets” on the Consolidated Balance Sheets, respectively. The amortization of the capitalized contract costs for the year ended December 31, 2019 was $1.5 million.

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

Table of Content

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

In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS software as contemplated under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of December 31, 2019, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations is $102.5 million, and the Company will recognize this revenue as the related performance obligations are delivered over the next three years to four years.
See Note 18, “Segment Information” for disaggregated revenue information.

NOTE 4. LEASES

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of 1 year to 11 years. The lease term represents the non-cancelable period of the lease. For certain leases, the Company has an option to extend the lease term. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
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
During the year, the Company entered into new lease facilities, which were assessed under Topic 842 to be operating leases. The new leases resulted in the balance sheet recognition of $12.0 million in “Operating lease right-of use assets,” $4.0 million in “Prepaid expenses and other current assets,” $0.6 million in “Other non-current liabilities,” and $15.5 million in “Accrued and other current liabilities.”
The components of lease expense are as follows (in thousands):

Year ended December 31,
2019
Operating lease cost	$9,574
Variable lease cost	3,232
Total lease cost	$12,806
Supplemental cash flow information related to leases are as follows (in thousands):

Table of Content

Year ended December 31,
2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9,702
ROU assets obtained in exchange for operating lease obligations	$12,032
Other information related to leases are as follows:

Year ended December 31,
2019
Operating leases
Weighted-average remaining lease term (years)	7.0
Weighted-average discount rate	7.1%
Future minimum lease payments under non-cancelable operating leases as of December 31, 2019 are as follows (in thousands):

Years ending December 31,
2020	$9,169
2021	6,181
2022	4,814
2023	4,524
2024	4,503
Thereafter	17,569
Total future minimum lease payments	$46,760
Less: imputed interest	(11,546)
Total	$35,214
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

EDC

Table of Content

In 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a privately held video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. EDC is considered a VIE but the Company determined that it is not the primary beneficiary of EDC. As a result, EDC is measured at its cost minus impairment, if any. The Company determined that there were no indicators at December 31, 2019 and 2018 that EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at December 31, 2019 and 2018, was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.
NOTE 6: DERIVATIVES AND HEDGING ACTIVITIES
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company’s balance sheet hedges consist of foreign currency forward contracts which mature generally within three months. These forward contracts are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s AOCI and Consolidated Statements of Operations are as follows (in thousands):

		Year ended December 31,
	Financial Statement Location	2019	2018	2017
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other expense, net	$1,374	$(2,325)	$155

	December 31,
	2019	2018
Derivatives not designated as hedging instruments:
Purchase	$14,806	$28,975
Sell	$2,629	$—
The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives
	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$43	$—
		$43	$—

Table of Content

		Liability Derivatives
	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$112	$333
		$112	$333
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of December 31, 2019, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Consolidated Balance Sheets
Derivative assets	$43	$—	$43
Derivative liabilities	$112	$—	$112
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of December 31, 2019 and 2018, the total compensating balance maintained was $1.0 million.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or

Table of Content

liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. As of December 31, 2019 and 2018, the fair value of the Company’s 2020 Notes was approximately $66.8 million and $136.5 million, respectively. The fair value of Company’s 2024 Notes was approximately $131.9 million. The Company’s other debts assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding finance leases, outstanding as of December 31, 2019 and 2018 were in the aggregate of $17.2 million and $19.7 million, respectively. See Note 12, “Convertible Notes, Other Debts and Finance Leases,” for additional information.
The fair value of the Company’s French defined pension benefit plan liability as of December 31, 2019 and 2018 was $5.3 million and $4.9 million, respectively. See Note 13, “Employee Benefit Plans and Stock-based Compensation-French Retirement Benefit Plan,” for additional information.
During the years ended December 31, 2019, 2018 and 2017 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in the Company’s Consolidated Balance Sheets based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2019
Prepaid and other current assets
Derivative assets	$—	$43	$—	$43
Total assets measured and recorded at fair value	$—	$43	$—	$43
Accrued and other current liabilities
Derivative liabilities	$—	$112	$—	$112
Total liabilities measured and recorded at fair value	$—	$112	$—	$112

	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Accrued and other current liabilities
Derivative liabilities	$—	$333	$—	$333
Total liabilities measured and recorded at fair value	$—	$333	$—	$333
The Company’s liability for the French VDP at December 31, 2019 and 2018 was $0.8 million and $2.4 million, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. Subsequently there is no recurring fair value remeasurement for this liability based on the applicable accounting guidance.
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

Table of Content

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
In the first step, the fair value of each of the Company’s reporting units is determined using both the income and market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly-traded companies in similar lines of business. In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results related to assumed variables could differ from these estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.
Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting units, and then apply a control premium which is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with its reporting units.
During the fourth quarter of 2019, the Company performed the first step of goodwill impairment testing for the two reporting units as part of our annual goodwill impairment test and concluded that goodwill was not impaired. The Company has not recorded any impairment charges related to goodwill for any prior periods. If future economic conditions are different than those projected by management, future impairment charges may be required.

The changes in the Company’s carrying amount of goodwill are as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2017	$182,012	$60,815	$242,827
Foreign currency translation adjustment	(2,173)	(36)	(2,209)
Balance as of December 31, 2018	$179,839	$60,779	$240,618
Foreign currency translation adjustment	(857)	19	(838)
Balance as of December 31, 2019	$178,982	$60,798	$239,780
Intangible Assets, Net
The following table provides a summary of the Company’s identified intangible assets (in thousands):

		December 31, 2019			December 31, 2018
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	0.2	$31,707	$(30,757)	$950	$31,707	$(25,576)	$6,131
Customer relationships/contracts	1.2	44,577	(41,092)	3,485	44,650	(38,146)	6,504
Trademarks and tradenames	0.2	609	(583)	26	623	(441)	182
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(5,500)	—
Order Backlog	N/A	3,085	(3,085)	—	3,112	(3,112)	—
Total identifiable intangibles		$85,478	$(81,017)	$4,461	$85,592	$(72,775)	$12,817

Table of Content

Amortization expense for the identifiable intangible assets was allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Included in cost of revenue	$5,180	$5,180	$5,180
Included in operating expenses	3,139	3,187	3,142
Total amortization expense	$8,319	$8,367	$8,322
The estimated future amortization expense of identifiable intangible assets with definite lives as of December 31, 2019 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2020	$951	$3,012	$3,963
2021	—	498	498
Total future amortization expense	$951	$3,510	$4,461

NOTE 9: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable, net:
Accounts receivable	$91,513	$85,292
Less: allowance for doubtful accounts and sales returns	(3,013)	(3,497)
Total	$88,500	$81,795
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
The following table is a summary of activities in allowances for doubtful accounts and sales returns (in thousands):

	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2019	$3,497	$1,896	$(396)	$(1,984)	$3,013
2018	$4,631	$1,949	$572	$(3,655)	$3,497
2017	$4,831	$4,030	$881	$(5,111)	$4,631

NOTE 10: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

Table of Content

	December 31,
	2019	2018
Inventories, net:
Raw materials	$4,179	$1,705
Work-in-process	1,633	991
Finished goods	14,080	12,267
Service-related spares	9,150	10,675
Total	$29,042	$25,638

	December 31,
	2019	2018
Prepaid expenses and other current assets:
Contract assets (1)	$13,969	3,834
French R&D tax credits receivable (2)	7,343	$7,305
Deferred cost of revenue	2,631	3,671
Prepaid maintenance, royalty, rent, and property taxes	1,594	3,497
Capitalized commission	1,309	1,098
Other	13,916	3,875
Total	$40,762	$23,280
(1) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.
(2) The Company’s French Subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government and during the year ended December 31, 2019 and 2018, the French government approved the 2015 and 2014 claims and refunded $6.4 million to the French Subsidiary in each of the periods, respectively. The remaining R&D tax credits receivable at December 31, 2019 were approximately $23.2 million and are expected to be recoverable from 2020 through 2023 with $7.3 million reported as a component of “Prepaid and other Current Assets” and $15.9 million reported as a component of “Other Long-term Assets” on the Company’s Consolidated Balance Sheets.

	December 31,
	2019	2018
Property and equipment, net:
Machinery and equipment	$75,229	$75,094
Capitalized software	34,190	32,696
Leasehold improvements	15,170	14,951
Furniture and fixtures	6,036	6,049
Construction in progress	5,506	—
Property and equipment, gross	136,131	128,790
Less: accumulated depreciation and amortization	(113,203)	(106,469)
Total	$22,928	$22,321

Table of Content

	December 31,
	2019	2018
Other long-term assets:
French R&D tax credits receivable	$15,899	$19,249
Deferred tax assets	10,575	8,695
Equity investment	3,593	3,593
Other	11,238	6,840
Total	$41,305	$38,377

	December 31,
	2019	2018
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$19,454	$21,451
Operating lease liability (short-term)	8,881	—
Accrued warranty	4,308	4,869
Customer deposits	3,557	4,642
Accrued royalty payments	2,642	1,998
Contingent inventory reserves	2,208	2,500
Accrued French VDP, current (1)	2,055	1,585
Accrued Avid litigation settlement fees, current	2,000	1,500
Other	17,430	14,216
Total	$62,535	$52,761
(1) See Note 11, “Restructuring and Related Charges,” for additional information on the Company’s French VDP liabilities.

	December 31,
	2019	2018
Other non-current liabilities:
Operating lease liability (long-term)	$25,766	$—
Deferred revenue (long-term)	6,333	5,330
Others	9,155	12,898
Total	$41,254	$18,228

Table of Content

NOTE 11: RESTRUCTURING AND RELATED CHARGES
The Company has implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to the Company’s net revenues, while simultaneously implementing extensive company-wide expense control programs. The restructuring plans have primarily been comprised of excess facilities, severance payments and termination benefits related to headcount reductions.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Year ended December 31,
Restructuring and related charges in:	2019	2018	2017
Cost of revenue	$1,391	$857	$1,279
Operating expenses - Restructuring and related charges	3,141	2,918	5,307
Total restructuring and related charges	$4,532	$3,775	$6,586

As of December 31, 2019 and December 31, 2018, the Company’s total restructuring liability was $4.9 million and $5.3 million, respectively, of which $1.5 million and $3.3 million, respectively, were reported as a component of “Accrued and other current liabilities,” and the remaining $3.4 million and $2.0 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.

For the year ended December 31, 2019, the Company recorded an aggregate amount of $4.1 million of restructuring and related charges for severance and employee benefits for certain employees within the Company’s general and administrative functions and one specific function within the Video segment. The Company made $0.8 million in payments in 2019, with the remaining $3.3 million liability outstanding as of December 31, 2019.

As of December 31, 2019, total liabilities related to restructuring plans initiated prior to fiscal 2019 were $1.5 million.

The following table summarizes the activities related to the Company’s restructuring plans during the fiscal year ended December 31, 2019 (in thousands):

	Excess facilities	Severance and Benefits	French VDP	Others	Total
Balance at December 31, 2018	$2,926	$—	$2,409	$—	$5,335
Charges for current period	—	4,102	50	380	4,532
Adjustments to restructuring provisions and others	(334)	11	(28)	—	(351)
Cash payments	(1,872)	(819)	(1,625)	(350)	(4,666)
Balance at December 31, 2019	$720	$3,294	$806	$30	$4,850

NOTE 12: CONVERTIBLE NOTES, OTHER DEBTS AND FINANCE LEASES
2.00% Convertible Senior Notes due 2024

In September 2019, the Company issued $115.5 million of the 2024 Notes pursuant to an indenture (the “2024 Notes Indenture”), dated September 13, 2019, by and between the Company and U.S. Bank National Association, as trustee. The 2024 Notes bear interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year, beginning March 1, 2020. The 2024 Notes will mature on September 1, 2024, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.

The 2024 Notes are convertible into cash, shares of the Company’s common stock, par value $0.001 (“Common Stock”), or a combination thereof, at the Company’s election, at an initial conversion rate of 115.5001 shares of Common Stock

Table of Content

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

In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2024 Notes was valued at $24.9 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2024 Notes is being amortized to interest expense at the effective interest rate over the contractual term of the 2024 Notes. The following table presents the components of the 2024 Notes as of December 31, 2019 (in thousands, except for years and percentages):

December 31,
2019
Liability:
Principal amount	115,500
Less: Debt discount, net of amortization	(23,652)
Less: Debt issuance costs, net of amortization	(3,219)
Carrying amount	$88,629
Remaining amortization period (years)	4.7 years
Effective interest rate on liability component	7.95%
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
In September 2019, the Company used approximately $109.6 million of the net proceeds from the issuance of the 2024 Notes to repurchase $82.5 million aggregate principal of the 2020 Notes in privately negotiated transactions. The repurchase of the 2020 Notes was accounted for as a debt extinguishment, and the consideration transferred was allocated between the equity and liability components by determining the fair value of the conversion option immediately prior to the debt extinguishment and allocating that portion of the repurchase price to additional paid-in capital for $27.1 million, with the residual repurchase price allocated to the liability component, respectively. The partial repurchase of the 2020 Notes resulted in the recognition of a $5.7 million loss on debt extinguishment for the year ended December 31, 2019.

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

Table of Content

Prior to the close of business on the business day immediately preceding September 1, 2020, the 2020 Notes were convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2020 Notes on each applicable trading day; (2) during the five business day period after any 5 consecutive trading day period (the “measurement period ”) in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2020 Notes were also scheduled to be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.
In accordance with accounting guidance on embedded conversion features, the conversion feature associated with the 2020 Notes was initially valued at $26.1 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2020 Notes is being amortized to interest expense at the effective interest rate over the contractual terms of the 2020 Notes. The following table presents the components of the 2020 Notes as of December 31, 2019 and December 31, 2018 (in thousands, except for years and percentages):

	December 31,
	2019	2018
Liability:
Principal amount	$45,785	$128,250
Less: Debt discount, net of amortization	(2,151)	(11,996)
Less: Debt issuance costs, net of amortization	(259)	(1,446)
Carrying amount	$43,375	$114,808
Remaining amortization period (years)	0.9 years	1.9 years
Effective interest rate on liability component	9.94%	9.94%
The 2020 Notes became convertible as of December 31, 2019, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price of the 2020 Notes on each applicable trading day. As a result of the 2020 Notes becoming currently convertible for cash up to the principal amount of $45.8 million, the Company reclassified the unamortized debt discount for the 2020 Notes in the amount of $2.4 million from “Additional paid-in-capital” to convertible debt in the mezzanine equity section in the Consolidated Balance Sheet as of December 31, 2019.
The following table presents interest expense recognized for the 2020 Notes and the 2024 Notes (in thousands):

	Year ended December 31,
	2019	2018	2017
Contractual interest expense	$4,835	$5,130	$5,130
Amortization of debt discount	6,013	5,408	4,898
Amortization of debt issuance costs	743	652	591
Total interest expense recognized	$11,591	$11,190	$10,619

Other Debts and Finance Leases

The Company has a variety of debt and credit facilities in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below (in thousands):

Table of Content

	December 31,
	2019	2018
Financing from French government agencies related to various government incentive programs (1)	$16,566	$18,783
Term loans	587	914
Obligations under finance leases	71	162
Total debt obligations	17,224	19,859
Less: current portion	(6,713)	(7,175)
Long-term portion	$10,511	$12,684

(1) Loans backed by French R&D tax credit receivables were $15.1 million and $16.7 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the French Subsidiary had an aggregate of $23.2 million of R&D tax credit receivables from the French government from 2020 through 2023. (See Note 10, “Certain Balance Sheet Components-Prepaid expenses and other current assets” for more information). These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month plus 1.3% and mature between 2020 through 2022. The remaining loans of $1.5 million and $2.1 million as of December 31, 2019 and 2018, respectively, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and the loans outstanding at December 31, 2019 mature between 2020 through 2025.
Future minimum repayments

The table below presents the future minimum repayments of debts and finance lease obligations in France as of December 31, 2019 (in thousands):

Years ending December 31,	Finance lease obligations	Other Debt obligations
2020	49	6,664
2021	22	5,216
2022	—	4,897
2023	—	151
2024	—	112
Thereafter	—	112
Total	$71	$17,152

Line of Credit

On December 19, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, based on a borrowing base of eligible accounts receivable and inventory, with a maturity date of October 31, 2020. The Company may use availability under the revolving loan facility for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes.

The revolving loans bear interest, at the Company’s election, at a floating rate per annum equal to either (1) 1.25% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 2.25% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR loans.

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2019, the Company was in compliance with the covenants under the Credit Agreement.

Table of Content

As of December 31, 2019, there was $0.3 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2019.

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
The Loan Agreement with the Bank was terminated effective September 10, 2019, in conjunction with the issuance of the 2024 Notes. There were no borrowings under the Loan Agreement prior to the termination, except $2.2 million committed towards security for letters of credit, which were unsecured as of December 31, 2019. The Company was in compliance with the covenants under the Loan Agreement prior to the termination.

NOTE 13: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and RSUs. Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, no incentive stock option or non-statutory stock option may be granted in the ordinary course with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and expire seven years from the date of grant. Until the Company’s 2019 Annual Meeting of stockholders, grants of RSUs decreased the plan reserve by 1.5 shares for every unit or share granted, and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited. The Company’s stockholders approved an amendment to the 1995 Stock Plan at the 2019 Annual Meeting to (i) modify the effect of grants of RSUs on the plan reserve such that grants of RSUs would decrease the plan reserve by one share for every unit or share granted, and any forfeitures of these awards due to their not vesting would increase the plan reserve by one share for every unit or share forfeited, and (ii) increase the number of shares of common stock reserved for issuance thereunder by 3,500,000 shares. As of December 31, 2019, an aggregate of 9,903,989 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 4,622,927 shares remained available for grant.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, no non-statutory stock option may be granted with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from the date of grant. Until the 2019 Annual Meeting, grants of RSUs decreased the plan reserve by 1.5 shares for every unit granted, and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit forfeited. The Company’s stockholders approved an amendment to the 2002 Director Plan at the 2019 Annual Meeting to modify the effect of grants of RSUs on the plan reserve such that grants of RSUs would decrease the plan reserve by one share for every unit granted, and any forfeitures of these awards due to their not vesting would increase the plan reserve by one share for every unit forfeited. As of December 31, 2019, an aggregate of 650,257 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 442,918 shares remained available for grant.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. The Company’s stockholders approved an amendment to the ESPP at the 2019 Annual Meeting which increased the number of shares of common stock

Table of Content

reserved for issuance under the ESPP by 1,000,000 shares. Under the ESPP, 1,037,366, 1,132,438 and 1,291,875 shares were issued during fiscal 2019, 2018 and 2017, respectively, representing $4.1 million, $4.0 million and $4.4 million in contributions. As of December 31, 2019, 1,244,992 shares were reserved for future purchases by eligible employees.
Stock Option Activities
The following table summarizes the Company’s stock option activities and related information during the year ended December 31, 2019 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	3,068	$5.76
Granted	—	—
Exercised	(801)	5.40
Forfeited	—	—
Canceled or expired	(379)	6.14
Balance at December 31, 2019	1,888	5.83	1.8	$3,715.5
As of December 31, 2019
Vested and expected to vest	1,888	$5.83	1.8	$3,715.5
Exercisable	1,888	$5.83	1.8	$3,715.5
Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of the Company’s common stock. The intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.8 million, $0.3 million and $0.3 million, respectively.
The Company realized no income tax benefit from stock option exercises for the years ended December 31, 2019, 2018 and 2017 due to recurring losses and valuation allowances.
Restricted Stock Units (“RSUs”) Activities
The following table summarizes the Company’s RSUs activities and related information during the year ended December 31, 2019 (in thousands, except per share amounts and terms):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	3,403	$3.99
Granted	2,717	5.78
Vested	(2,421)	4.02
Forfeited	(98)	5.10
Balance at December 31, 2019	3,601	$5.18
The estimated fair value of RSUs is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $9.7 million, $15.6 million and $13.0 million, respectively.
Performance- and Market-based awards
Starting 2015, the Company began to settle a portion of its incentive bonus payment to eligible employees by issuing PRSUs from the 1995 Stock Plan. The Company granted 405,261, 1,443,168 and 1,165,685 PRSUs to its employees during the years ended December 31, 2019, 2018 and 2017, respectively, of which 220,261, 1,343,168 and 1,165,685 PRSUs vested during the years ended December 31, 2019, 2018 and 2017, respectively, for the purpose of settling amounts earned under the

Table of Content

Company’s incentive bonus plans. The vesting of the remaining PRSUs were based on the achievement of certain financial and non-financial operating goals of the Company, subject to the Board’s approval. The stock-based compensation recognized for PRSUs were $0.1 million, $6.1 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In the second quarter of 2019, the Company granted 200,000 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to a key executive that is expected to vest during a three-year period. The vesting condition for the MRSUs included performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index. The aggregate grant-date fair value of these shares was estimated to be $1.1 million using a Monte-Carlo simulation valuation method. The stock-based compensation recognized for the MRSUs for the year ended December 31, 2019 and December 31, 2018 was $0.3 million and $0.2 million respectively. None of these MRSUs had vested as of December 31, 2019.

In 2017, the Company granted 344,500 MRSUs under the 1995 Stock Plan to its key executives and certain eligible employees that may vest during a three-year period as part of its long-term incentive program. In 2018, the Company granted 40,000 MRSUs that may vest during an eighteen-month period from the date of grant. The vesting conditions of these awards are based on the market value of the Company's common stock. The fair value of these shares was estimated using a Monte-Carlo simulation and the stock-based compensation recognized in 2019 for these MRSUs was immaterial, and for 2018 and 2017 was $0.2 million and $0.9 million, respectively. 110,937 shares of these MRSUs had vested as of December 31, 2019.

French Retirement Benefit Plan
Under French law, the Company’s subsidiaries in France, including the French Subsidiary, are obligated to make certain payments to their employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement. The French pension plan is unfunded and there are no contributions to the plan required by related laws or funding regulations. No required contributions are expected in fiscal 2020, but the Company, at its discretion, may make contributions to the defined benefit plan.
The company’s defined benefit pension obligations are measured as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation takes into account the employees’ age and period of service with the Company, projected mortality rates, mobility rates, increases in salaries and a discount rate.
The Company’s pension obligations as of December 31, 2019 and December 31, 2018 and the changes to the Company’s pension obligations for each of those years were as follows (in thousands):

	December 31,
	2019	2018
Projected benefit obligation:
Balance at January 1	$4,881	$5,033
Service cost	227	243
Interest cost	78	74
Actuarial (gains) losses	206	(202)
Benefits paid	(31)	(13)
Foreign currency translation adjustment	(102)	(254)
Balance at December 31	$5,259	$4,881

Presented on the Consolidated Balance Sheets under:
Current portion (presented under “Accrued and other current liabilities”)	$30	63
Long-term portion (presented under “Other non-current liabilities”)	$5,229	4,818
The table below presents the components of net periodic benefit costs (in thousands):

Table of Content

	Year ended December 31,
	2019	2018
Service cost	$227	$243
Interest cost	78	74
Net periodic benefit cost included in operating loss	$305	$317
The following assumptions were used in determining the Company’s pension obligation:

	December 31,
	2019	2018
Discount rate	0.7%	1.7%
Mobility rate	5.0%	6.0%
Salary progression rate	2.0%	2.0%

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
As of December 31, 2019, future benefits expected to be paid in each of the next five years, and in the aggregate for the five year period thereafter are as follows (in thousands):

Years ending December 31,
2020	$30
2021	12
2022	—
2023	315
2024	370
2025 - 2029	3,105
$3,832
401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The Company’s contributions to the plan were $0.3 million, $0.3 million and $0.3 million for fiscal 2019, 2018 and 2017, respectively.
Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

Table of Content

	Year ended December 31,
	2019	2018	2017
Stock-based compensation in:
Cost of revenue	$1,124	$1,953	$2,370
Research and development expense	3,261	5,192	5,313
Selling, general and administrative expense	7,689	10,144	8,927
Total stock-based compensation in operating expense	10,950	15,336	14,240
Total stock-based compensation recognized in net loss	$12,074	$17,289	$16,610
As of December 31, 2019, total unrecognized stock-based compensation cost related to unvested RSUs was $12.7 million and is expected to be recognized over a weighted-average period of approximately 1.32 years.

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

	Employee Stock Options	ESPP
	2017	2019	2018	2017
Expected term (in years)	4.30	0.50	0.50	0.50
Volatility	42%	38%	55%	48%
Risk-free interest rate	1.8%	2.3%	1.9%	1.2%
Expected dividends	0.0%	0.0%	0.0%	0.0%
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
There were no stock options granted during the years ended December 31, 2019 and 2018.
The fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.7 million and $1.7 million, respectively.

The estimated weighted-average fair value per share of stock purchase rights under the ESPP, granted for the years ended December 31, 2019, 2018 and 2017 was $1.33, $1.33 and $1.50, respectively.
NOTE 14: STOCKHOLDERS’ EQUITY
Preferred Stock
Harmonic has 5,000,000 authorized shares of preferred stock. No shares of preferred stock were issued or outstanding in any of the periods presented.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

Table of Content

	December 31,
	2019	2018
Foreign currency translation adjustments	$(2,449)	$(779)
Unrealized foreign exchange loss on intercompany long-term loans, net of taxes	(857)	(888)
Actuarial gain	241	451
Total accumulated other comprehensive income (loss)	$(3,065)	$(1,216)
NOTE 15: INCOME TAXES
Loss from operations before income taxes consists of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$1,769	$(19,780)	$(50,041)
International	(8,365)	2,832	(34,666)
Loss before income taxes	$(6,596)	$(16,948)	$(84,707)
The components of the provision for (benefit from) income taxes consist of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$(180)	$(305)	$(4,530)
State	108	116	129
International	1,525	2,958	273
Deferred:
International	(2,125)	1,318	2,376
Total provision for (benefit from) income taxes	$(672)	$4,087	$(1,752)
The differences between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate at 21% for 2019 and 2018, and 35% for 2017, and the Company’s actual provision for (benefit from) income taxes are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Benefit from for income taxes at U.S. Federal statutory rate	$(1,384)	$(3,559)	$(29,648)
Differential in rates on foreign earnings	2,422	4,299	15,920
Tax Reform tax rate reduction	—	—	14,527
Change in valuation allowance	(923)	1,449	(2,834)
Change in liabilities for uncertain tax positions	(411)	(250)	(2,009)
Non-deductible stock-based compensation	553	1,363	1,934
Permanent Differences	(698)	1,096	380
Adjustments related to tax positions taken during prior years	(403)	184	(473)
Tax refund	—	(305)	(834)
Other	172	(190)	1,285
Total provision for (benefit from) income taxes	$(672)	$4,087	$(1,752)
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate may be affected by changes in its interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets. The Company’s effective tax rate varies from year to year primarily due to the absence of several onetime, discrete items that benefited or decremented the tax rates in the previous years.

Table of Content

In 2019, the Company had a worldwide consolidated loss before tax of $6.6 million and tax benefit of $0.7 million, with an annual effective income tax rate of 10%. The Company’s 2019 effective income tax rate differed from the U.S. federal statutory rate of 21% primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during 2019, the Company recorded a one-time benefit of approximately $2.0 million due to changes in the Company's global tax structure, and a $0.8 million benefit from a valuation allowance release for one of its foreign subsidiaries. This release of the valuation allowance was due to changes in forecasted taxable income resulting from the Company receiving a favorable tax ruling during 2019.
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
The components of net deferred tax assets included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Reserves and accruals	$20,622	$17,090
Net operating loss carryforwards	33,811	29,900
Research and development credit carryforwards	36,914	36,446
Deferred stock-based compensation	1,675	2,201
Intangibles	8,224	2,585
Operating lease liabilities	5,877	—
Capitalized research and development expenses	10,897	—
Other	—	939
Gross deferred tax assets	118,020	89,161
Valuation allowance	(95,518)	(77,144)
Gross deferred tax assets after valuation allowance	22,502	12,017
Deferred tax liabilities:
Depreciation	(1,272)	(391)
Convertible notes	(6,275)	(2,931)
Operating lease right-of-use assets	(4,061)	—
Other	(319)	—
Gross deferred tax liabilities	(11,927)	(3,322)
Net deferred tax assets	$10,575	$8,695
The following table summarizes the activities related to the Company’s valuation allowance (in thousands):

Table of Content

	Year ended December 31,
	2019	2018	2017
Balance at beginning of period	$77,144	$77,756	$74,480
Additions	23,929	928	9,028
Deductions	(5,555)	(1,540)	(5,752)
Balance at end of period	$95,518	$77,144	$77,756
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
In 2019, the Company continued to record a valuation allowance against all of its United States deferred tax assets due to cumulative losses in the United States. In addition, during the 2019, it recorded a partial valuation allowance on its deferred tax assets in Switzerland due to the generation of current year losses in excess of the amount that can be realized. This results in an increase to the valuation allowance of $23.9 million. This increase in the valuation allowance is offset partially by the release of $5.6 million valuation allowance against its Israel subsidiary due to a reduced tax rate as a result of a local tax authority ruling. As of December 31, 2019, the Company had a valuation allowance of $95.5 million against all of its U.S. federal and states net deferred tax assets and certain foreign deferred tax assets.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015 (the “2015 Decision”). On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeals. The Ninth Circuit was to decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. On June 7, 2019, the Ninth Circuit overturned the earlier Tax Court decision and ruled to include share-based compensation in the cost sharing pool. On July 22, 2019, Altera Corp. filed a petition for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit, which was denied on November 12, 2019. Altera Corp. has 90 days from this date to petition the U.S. Supreme Court for review of the decision. During 2019, the Company continued to include share-based compensation in the cost base consistent with the Ninth Circuit's ruling.

As of December 31, 2019, the Company had $159.8 million, $31.2 million, $27.0 million and $55.3 million of foreign, U.S. federal, U.S. California state, and U.S. other states net operating loss carryforwards (“NOL”), respectively. Certain foreign NOLs expire beginning in 2027, if not utilized, while the majority of the foreign NOLs carryforward indefinitely. The U.S. federal and California NOLs begin to expire at various dates beginning in 2026 through 2039, if not utilized.
As of December 31, 2019, the Company had U.S. federal and California state tax credit carryforwards of approximately $13.7 million and $35.7 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit carryforward will not expire.
The Company has not provided U.S. state income taxes and foreign withholding taxes, on approximately $20.5 million of cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2019, the Company had $15.7 million of unrecognized future tax benefits that would favorably impact the effective tax rate in future periods if recognized. The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in millions):

Table of Content

	Year ended December 31,
	2019	2018	2017
Balance at beginning of period	$18.0	$18.8	$19.2
Increase in balance related to tax positions taken during current year	0.2	1.0	1.4
Decrease in balance as a result of a lapse of the applicable statues of limitations	(0.1)	(0.1)	(2.2)
Decrease in balance due to settlement with tax authorities	—	(1.6)	—
Increase in balance related to tax positions taken during prior years	—	0.2	1.8
Decrease in balance related to tax positions taken during prior years	(1.1)	(0.3)	(1.4)
Balance at end of period	$17.0	$18.0	$18.8
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2017 through 2019, were not material.

The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

NOTE 16: NET LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. Potentially dilutive shares, consisting of outstanding stock options, restricted stock units, ESPP plan awards, warrant shares as well as the 2020 Notes and 2024 Notes, are excluded from the net loss per share computations when their effect is anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(5,924)	$(21,035)	$(82,955)
Denominator:
Weighted average number of shares outstanding:
Basic and diluted	89,575	85,615	80,974
Net loss per share:
Basic and diluted	$(0.07)	$(0.25)	$(1.02)
The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2019, 2018 and 2017, as the effect of inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the years presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	December 31,
	2019	2018	2017
Convertible notes	1,322	—	—
Stock options	2,568	3,327	4,470
Restricted stock units	2,955	2,997	3,059
Stock purchase rights under the ESPP	478	609	620
Warrants (1)	4,321	1,268	782
Total	11,644	8,201	8,931
(1) See Note 17, “Warrants,” for additional information.

Table of Content

The Company’s intent is to settle the principal amount of the 2020 Notes and the 2024 Notes in cash. The treasury stock method is used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.

•
The conversion spread of 7,962,609 shares had a dilutive impact on diluted net income per share as the Company’s average market price of its common stock for a given period exceeded the conversion price of $5.75 per share for the 2020 Notes.

•
The conversion spread of 13,337,182 shares will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $8.66 per share for the 2024 Notes.

See Note 12, “Convertible Notes, Other Debts and Finance Leases” for additional information on the 2020 Notes and the 2024 Notes.

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

Prior to the third quarter of fiscal 2019, Comcast had vested in 1,954,042 Warrant shares as a result of the achievement of certain milestones. On July 8 2019, in connection with the election by Comcast of enterprise licensing pricing for the Company’s CableOS software, the Company deemed that all of the remaining milestones and thresholds required to fulfill each of the vesting requirements of the Warrant were satisfied and achieved or otherwise waived such that all Warrant shares were fully vested and exercisable as of July 1, 2019. The remaining terms of the Warrant have not been modified or amended. The total fair value of the fully vested Warrants as of July 1, 2019 was $20.0 million, which includes $3.9 million in fair value for the Warrant shares which were vested prior to July 2019.

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

The fair value of the Warrant was recorded as a component of “Prepaid expenses and other current assets” and “Other long-term assets” with a corresponding offset to “Additional paid-in capital” on the Company’s Consolidated Balance Sheets. This asset is amortized as a reduction to the Company’s revenue, based on the recognition pattern of the related transaction price.

During the year ended December 31, 2019, the Company recorded $13.6 million, as a reduction to revenues in connection with amortization of the Warrant. During the year ended December 31, 2018 and 2017, the Company recorded $1.2 million and $0.2 million respectively, as a reduction to net revenues in connection with amortization of the Warrant.

On December 17, 2019, Comcast net exercised the Warrant in its entirety, resulting in a net issuance of 3,217,547 shares. The Company delivered 804,387 shares to Comcast on December 20, 2019, with the remaining 2,413,160 shares were delivered in January 2020.

NOTE 18: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION

Table of Content

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
The following table provides summary financial information by reportable segment (in thousands):

	Year ended December 31,
	2019	2018 (1)	2017
Video
Revenue	$278,028	$313,828	$319,473
Gross profit	162,156	178,170	173,414
Operating income (loss)	15,837	26,170	(2,024)
Cable Access
Revenue	$124,846	$89,730	$38,773
Gross profit	68,548	39,029	8,892
Operating income (loss)	22,171	(1,756)	(23,154)
Total
Revenue	$402,874	$403,558	$358,246
Gross profit	230,704	217,199	182,306
Operating income (loss)	38,008	24,414	(25,178)

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
A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017 (1)
Total segment operating income (loss)	$38,008	$24,414	$(25,178)
Unallocated corporate expenses (1)	(4,532)	(3,769)	(20,767)
Stock-based compensation	(12,074)	(17,289)	(16,610)
Amortization of intangibles	(8,319)	(8,367)	(8,322)
Consolidated income (loss) from operations	13,083	(5,011)	(70,877)
Loss on debt extinguishment	(5,695)	—	—
Non-operating expense, net	(13,984)	(11,937)	(13,830)
Loss before income taxes	(6,596)	$(16,948)	$(84,707)
(1) For the year ended December 31, 2017, the unallocated corporate expenses included acquisition- and integration-related costs, French VDP costs (see Note 11, “Restructuring and Related charges,” for more information on French VDP) and Cable Access product line inventory obsolescence costs, totaling $7.9 million. In addition, in fiscal 2017, the unallocated corporate expenses included $8.0 million of Avid litigation settlement cost and associated legal fees (see Note 20, “Legal

Table of Content

Proceedings,” for more information). The remaining unallocated corporate expenses for all years presented above include primarily other restructuring charges and excess facilities charges.
Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges, acquisition- and integration-related costs, and certain other non-recurring charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

Geographic Information
The geographic distribution of Harmonic’s revenue and property and equipment, net is summarized in the tables below (in thousands):

	Year ended December 31,
	2019	2018	2017
Net revenue (1):
United States	$202,272	$181,965	$131,773
Other countries	200,602	221,593	226,473
Total	$402,874	$403,558	$358,246
(1) Revenue is attributed to countries based on the location of the customer.

Other than the U.S., no single country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2019, 2018 and 2017.

	As of December 31,
	2019	2018
Property and equipment, net:
United States	$13,301	$10,376
Israel	5,919	6,975
France	2,615	3,519
Other countries	1,093	1,451
Total	$22,928	$22,321
Customer Concentration
Net revenue from Comcast accounted for 23% and 15% of the total revenue during the years ended December 31, 2019 and 2018, respectively.

NOTE 19: COMMITMENTS AND CONTINGENCIES
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

	2019	2018	2017
Balance at beginning of period	$4,869	$4,381	$4,862
Accrual for current period warranties	5,524	6,612	5,117
Warranty costs incurred	(6,079)	(6,124)	(5,598)
Balance at end of period	$4,314	$4,869	$4,381

Table of Content

Bank Guarantees and standby Letters of Credit
As of December 31, 2019 and 2018, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.7 million and $2.3 million, respectively, consisting of building leases and performance bonds issued to customers.

On December 19, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, based on a borrowing base of eligible accounts receivable and inventory, with a maturity date of October 31, 2020. The Company may use availability under the revolving loan facility for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes.

The revolving loans bear interest, at the Company’s election, at a floating rate per annum equal to either (1) 1.25% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 2.25% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR loans.

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2019, the Company was in compliance with the covenants under the Credit Agreement.

As of December 31, 2019, there were $0.3 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2019.

On September 27, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $15.0 million. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed up to 85% of the Company’s eligible receivables. Under the terms of the Loan Agreement, the Company may also request letters of credit from the Bank. The Loan Agreement with the Bank was terminated effective September 10, 2019, in conjunction with the issuance of the 2024 Notes. There were no borrowings under the Loan Agreement prior to the termination, except $2.2 million committed towards security for letters of credit, which were unsecured as of December 31, 2019. The Company was in compliance with the covenants under the Loan Agreement prior to the termination.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the parent company. There were no amounts outstanding under this credit facility as of December 31, 2019 and December 31, 2018.
Indemnification
The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2019.
Royalties
The Company has licensed certain technologies from various companies. It incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, the Company has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. Royalty expenses were $4.1 million, $4.2 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and they are included in cost of revenue in the Company’s Consolidated Statements of Operations.
Purchase Obligations

Table of Content

The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. The Company had approximately $62.3 million of non-cancelable commitments to purchase inventories and other commitments as of December 31, 2019.

Table of Content

NOTE 20: LEGAL PROCEEDINGS
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
On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. In connection with the agreement, the Company recorded a $6.0 million litigation settlement expense in “Selling, general and administrative expenses” in the Company’s 2017 Consolidated Statement of Operations. Of the associated $6.0 million settlement liability, $2.5 million was paid in October 2017, $1.5 million was paid in April 2019 and $2.0 million will be paid in the third quarter of 2020.
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

Table of Content

NOTE 21: SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2019. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Fiscal 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$80,106	$84,865	$115,725	$122,178
Gross profit (1)	41,849	43,928	75,540	61,695
Net income (loss)	(11,306)	(11,845)	11,657	5,570
Net income (loss) per share:
Basic	$(0.13)	$(0.13)	$0.13	$0.06
Diluted	$(0.13)	$(0.13)	$0.12	$0.06
Shares used in per share calculations:
Basic	88,165	88,931	89,964	91,124
Diluted	88,165	88,931	97,596	97,499
	Fiscal 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$90,127	$99,160	$100,616	$113,655
Gross profit (1)	47,183	51,603	50,102	60,321
Net income (loss) (2) (3)	(13,694)	(2,913)	(7,758)	3,330
Net income (loss) per share:
Basic and diluted	$(0.16)	$(0.03)	$(0.09)	$0.04
Shares used in per share calculations:
Basic	83,912	85,304	86,321	86,846
Diluted	83,912	85,304	86,321	89,028
(1) Gross margin in the first, second and fourth quarter of fiscal 2019 was 52.2%, 51.8% and 50.5%. The movement in gross margin in these quarters was primarily due to product mix. Gross margin increased to 65.3% in the third quarter of 2019 primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019. Gross margin decreased to 49.8% during the third quarter of 2018 compared to 52.0% during the second quarter of 2018 and increased to 53.1% during the fourth quarter primarily as a result of product mix.

(2) During the third and the fourth quarter of 2019, the Company recorded net income primarily due to growing success of our Cable OS solution and with stronger gross margins due to increase in revenue from Software. During the fourth quarter of 2018, the Company recorded net income primarily due to higher revenues with stronger gross margins of 53.1% coupled with reduced operating expenses as a result of our vigilant cost management.

(3) During the fourth quarter of 2019, the Company recorded a one-time benefit of approximately $2.0 million due to changes in the Company's global tax structure. In addition, the Company recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of its foreign subsidiaries due to changes in forecasted taxable income resulting from the Company receiving a favorable tax ruling during the first quarter of 2019. During the fourth quarter of 2018, the Company released $1.0 million of valuation allowance associated with one of Company’s foreign subsidiaries.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2019.
The Company’s independent registered public accounting firm, Armanino LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2019, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2020 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2020 Proxy Statement is incorporated herein by reference.

Table of Content

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
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
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
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

Table of Content

Exhibit Number	Description

3.1(ii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2 (xiv)	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.2(iii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

4.3(viii)	Indenture, dated December 14, 2015, by and between the Company and U.S. Bank National Association

4.4(vii)	Form of 4.00% Senior Convertible Note due 2020 (included in Exhibit 4.3)

4.5(ix)†	Warrant to Purchase Shares of Common Stock of Harmonic, Inc.

4.6 (xv)	Indenture, dated September 13, 2019, between the Company and U.S. Bank National Association

4.7 (xv)	Form of 2.00% Convertible Senior Note due 2024 (included in Exhibit 4.4)

4.8	Description of Common Stock

10.1(i)*	Form of Indemnification Agreement

10.2(vii)*	1995 Stock Plan, as amended and restated on June 5, 2019

10.3(xvii)*	2002 Director Stock Plan, as amended and restated on June 5, 2019

10.4(xiii)*	2002 Employee Stock Purchase Plan, as amended and restated on June 5, 2019

10.5(xii)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective March 20, 2018

10.6(xii)*	Form of Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and each of Sanjay Kalra, Nimrod Ben-Natan, Neven Haltmayer and Eric Louvet, effective March 20, 2018

10.7(vii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.8(iv)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.9(iv)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.10(iv)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.11 (xi)	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.12(v)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.14(x)
Put Option Agreement, dated as of December 7, 2015, by and between Harmonic Inc. and Mr. Eric Louvet, Mr. Eric Gallier, Mr. Jean-Marc Guiot, Mr. Claude Perron, Mrs. Crystele Trévisan-Jallu, Mrs. Delphine Sauvion, Mr. Marc Procureur, Mr. Christophe Delahousse, Mr. Hervé Congard, Mr. Arnaud de Puyfontaine, FPCI Winch Capital 3, Montalivet Networks and FPCI CIC Mezzanine 3

10.15(x)
Sale and Purchase Agreement, dated as of February 11, 2016, by and between Harmonic International AG and Mr. Eric Louvet, Mr. Eric Gallier, Mr. Jean-Marc Guiot, Mr. Claude Perron, Mrs. Crystele Trévisan-Jallu, Mrs. Delphine Sauvion, Mr. Marc Procureur, Mr. Christophe Delahousse, Mr. Hervé Congard, Mr. Arnaud de Puyfontaine, FPCI Winch Capital 3, Montalivet Networks and FPCI CIC Mezzanine 3 for the acquisition of Thomson Video Networks

10.17(xvi)
Credit Agreement, dated as of December 19, 2019, by and among Harmonic Inc. and Harmonic International GmbH, as co-borrowers, certain subsidiaries of Harmonic Inc. from time to time party thereto, as guarantors, and JPMorgan Chase Bank, N.A., as lender.

Table of Content

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

101
The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2019, December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019, December 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, December 31, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, December 31, 2018 and December 31, 2017; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

†
Registrant has omitted portions of this exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(iii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(iv)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(v)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

(vi)	N/A

(vii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated June 22, 2017.

(viii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2015.

(ix)	N/A
(x) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(xi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(xii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 26, 2018.

(xiii)	Previously filed as an Exhibit to the Company’ Registration Statement on Form S-8, dated June 28, 2019.

(xiv)	Previously filed as an exhibit to the Company’s Periodic Report on Form 10-Q, dated August 5, 2019.

(xv)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated September 16, 2019.
(xvi) Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated December 26, 2019.
(xvii) Previously filed as an exhibit to the Company’s definitive proxy statement on Schedule 14A dated April 26, 2019.

Item 16.	FORM 10-K SUMMARY
None.

Table of Content

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 28, 2020.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	February 28, 2020
(Patrick J. Harshman)

/s/ SANJAY KALRA	Chief Financial Officer	February 28, 2020
(Sanjay Kalra)	(Principal Financial and Accounting Officer)

/s/ PATRICK GALLAGHER	Chairperson	February 28, 2020
(Patrick Gallagher)

/s/ SUSAN G. SWENSON	Director	February 28, 2020
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	February 28, 2020
(Mitzi Reaugh)

/s/ NIKOS THEODOSOPOULOS	Director	February 28, 2020
(Nikos Theodosopoulos)

/s/ DAVID KRALL	Director	February 28, 2020
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	February 28, 2020
(Deborah L. Clifford)