Form 10-Q
period 2020-03-27
HARMONIC INC
filed 2020-05-05
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 27, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 27, 2020 was 96,579,495.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$71,712	$93,058
Accounts receivable, net	93,058	88,500
Inventories, net	34,854	29,042
Prepaid expenses and other current assets	32,001	40,762
Total current assets	231,625	251,362
Property and equipment, net	37,091	22,928
Operating lease right-of-use assets	26,281	27,491
Goodwill	238,614	239,780
Intangibles, net	2,789	4,461
Other long-term assets	39,875	41,305
Total assets	$576,275	$587,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and finance lease obligations, current	$6,343	$6,713
Accounts payable	45,159	40,933
Income taxes payable	419	1,226
Deferred revenue	48,719	37,117
Accrued and other current liabilities	52,080	62,535
Convertible notes, short-term	44,008	43,375
Total current liabilities	196,728	191,899
Convertible notes, long-term	89,832	88,629
Other debts and finance lease obligations, long-term	10,048	10,511
Income taxes payable, long-term	180	178
Other non-current liabilities	41,388	41,254
Total liabilities	338,176	332,471
Commitments and contingencies (Note 17)
Convertible notes	1,777	2,410
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 96,566 and 91,875 shares issued and outstanding at March 27, 2020 and December 31, 2019, respectively	97	92
Additional paid-in capital	2,336,459	2,327,359
Accumulated deficit	(2,093,894)	(2,071,940)
Accumulated other comprehensive loss	(6,340)	(3,065)
Total stockholders’ equity	236,322	252,446
Total liabilities and stockholders’ equity	$576,275	$587,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 27, 2020	March 29, 2019
Revenue:
Appliance and integration	$47,752	$52,365
SaaS and service	30,665	27,741
Total net revenue	78,417	80,106
Cost of revenue:
Appliance and integration	26,287	27,054
SaaS and service	15,392	11,203
Total cost of revenue	41,679	38,257
Total gross profit	36,738	41,849
Operating expenses:
Research and development	22,123	21,401
Selling, general and administrative	31,218	28,011
Amortization of intangibles	770	788
Restructuring and related charges	676	57
Total operating expenses	54,787	50,257
Loss from operations	(18,049)	(8,408)
Interest expense, net	(2,903)	(2,906)
Other expense, net	(273)	(311)
Loss before income taxes	(21,225)	(11,625)
Provision for (benefit from) income taxes	729	(319)
Net loss	$(21,954)	$(11,306)

Net loss per share:
Basic and diluted	$(0.23)	$(0.13)
Shares used in per share calculation:
Basic and diluted	95,575	88,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	March 27, 2020	March 29, 2019
Net loss	$(21,954)	$(11,306)
Losses reclassified into earnings	—	157
Change in foreign currency translation adjustments	(3,119)	(1,300)
Other comprehensive loss before tax	(3,119)	(1,143)
Provision for income taxes	156	106
Other comprehensive loss, net of tax	(3,275)	(1,249)
Total comprehensive loss	$(25,229)	$(12,555)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended March 27, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(21,954)	—	(21,954)
Other comprehensive loss, net of tax	—	—	—	—	(3,275)	(3,275)
Issuance of common stock under option, stock award and purchase plans	2,278	3	2,168	—	—	2,171
Stock-based compensation	—	—	6,301	—	—	6,301
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 4.00% Convertible Senior Notes due in 2020	—	—	633	—	—	633
Balance at March 27, 2020	96,566	$97	$2,336,459	$(2,093,894)	$(6,340)	$236,322

	Three Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	87,057	$87	$2,296,795	$(2,067,416)	$(1,216)	$228,250
Cumulative effect to retained earnings related to adoption of Topic 718 (1)	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	87	2,296,795	(2,066,016)	(1,216)	229,650
Net loss	—	—	—	(11,306)	—	(11,306)
Other comprehensive loss, net of tax	—	—	—	—	(1,249)	(1,249)
Issuance of common stock under option, stock award and purchase plans	1,727	2	1,353	—	—	1,355
Stock-based compensation	—	—	2,111	—	—	2,111
Balance at March 29, 2019	88,784	$89	$2,300,259	$(2,077,322)	$(2,465)	$220,561
(1) See Note 2, “Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements” on Form 10-K for the year ended December 31, 2019 for more information on the adoption of Accounting Standard Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting issued by the Financial Accounting Standards Board.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 27, 2020	March 29, 2019
Cash flows from operating activities:
Net loss	$(21,954)	$(11,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	1,655	2,083
Depreciation	2,843	2,846
Stock-based compensation	6,259	2,113
Amortization of discount on convertible debt	1,835	1,605
Amortization of non-cash warrant	434	25
Restructuring, asset impairment and loss on retirement of fixed assets	8	103
Deferred income taxes, net	653	(538)
Foreign currency adjustments	(2,066)	(638)
Provision for excess and obsolete inventories	234	254
Provision for doubtful accounts, returns and discounts	331	417
Other non-cash adjustments, net	113	287
Changes in operating assets and liabilities:
Accounts receivable	(5,068)	22,351
Inventories	(6,281)	(4,157)
Prepaid expenses and other assets	10,579	1,417
Accounts payable	(242)	(8,177)
Deferred revenue	12,477	4,750
Income taxes payable	(768)	(192)
Accrued and other liabilities	(12,083)	(9,027)
Net cash provided by (used in) operating activities	(11,041)	4,216
Cash flows from investing activities:
Purchases of property and equipment	(11,224)	(1,674)
Net cash used in investing activities	(11,224)	(1,674)
Cash flows from financing activities:
Payment of convertible debt issuance costs	(35)	—
Proceeds from other debts and finance leases	—	160
Repayment of other debts and finance leases	(406)	(97)
Proceeds from common stock issued to employees	3,000	2,012
Payment of tax withholding obligations related to net share settlements of restricted stock units	(829)	(657)
Net cash provided by financing activities	1,730	1,418
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(811)	(33)
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,346)	3,927
Cash, cash equivalents and restricted cash at beginning of period	93,058	65,989
Cash, cash equivalents and restricted cash at end of period	$71,712	$69,916
Supplemental disclosures of cash flow information:
Income tax payments, net	408	490
Interest payments, net	1,095	92
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	7,620	91

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary to present fairly the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020 (the “2019 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2020, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 4, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period’s presentation. These reclassifications did not have a material impact on previously reported financial statements.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2019 Form 10-K. There have been no significant changes to these policies during the three months ended March 27, 2020 other than those disclosed in Note 2, “Recent Accounting Pronouncements”.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company will be required to use a new forward-looking “expected loss” model.
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have a material impact on its condensed consolidated financial statements.

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350)

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
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have an impact on its condensed consolidated financial statements.

ASU 2018-13, Fair Value Measurement (Topic 820)

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
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have a material impact on its condensed consolidated financial statements.

ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer

In November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer, which clarifies guidance on measurement and classification of share-based payments to customers.
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In January 2020, the FASB issued ASU No. 2020-01, to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new ASU clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The new ASU is effective for the Company for fiscal years ending after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements.

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

The Company’s revenue is classified into two categories in the Condensed Consolidated Statement of Operations, which are “Appliance and integration” and “SaaS and service.” The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for the Company’s SaaS platform and support revenue stream from the Company’s appliance-based customers and reflects the Company’s recurring revenue stream.

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

Contract assets and deferred revenue consisted of the following (in thousands):

	As of
	March 27, 2020	December 31, 2019
Contract assets	$5,806	$13,969
Deferred revenue	55,854	43,450

Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Condensed Consolidated Balance Sheets. See Note 8, “Balance Sheet Components” for additional information.

During the three months ended March 27, 2020 and March 29, 2019, the Company recognized revenue of $18.0 million and $21.2 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year.

Practical Expedients and Exemptions. The Company elected the practical expedient under Topic 606 to not disclose the transaction price allocated to remaining performance obligations, since the majority of the Company’s arrangements have original expected durations of one year or less, or the invoicing corresponds to the value of the Company’s performance completed to date. These performance obligations primarily relate to the Company’s support and maintenance contracts which have a duration of one year or less and subscriptions services for which invoicing corresponds to the value of the Company’s performance completed to date.

In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS software under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of March 27, 2020, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations is $98.1 million, and the Company will recognize this revenue as the related performance obligations are delivered over the next three years to four years.

See Note 16, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES
The components of lease expense are as follows (in thousands):

	Three months ended	Three months ended
	March 27, 2020	March 29, 2019
Operating lease cost	$2,668	$1,996
Variable lease cost	792	779
Total lease cost	$3,460	$2,775
Supplemental cash flow information related to leases are as follows (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,421	$2,130
ROU assets obtained in exchange for operating lease obligations	$1,671	$—

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

The Company determined that there were no indicators at March 27, 2020 that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at March 27, 2020 was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

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
Losses on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended
	Financial Statement Location	March 27, 2020	March 29, 2019
Derivatives not designated as hedging instruments:
Losses recognized in operations	Other expense, net	$(912)	$(565)
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	March 27, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Purchase	$21,783	$14,806
Sell	$4,669	$2,629
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	March 27, 2020	December 31, 2019	Balance Sheet Location	March 27, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$43	Accrued and other current liabilities	$479	$112
Total derivatives		$—	$43		$479	$112

Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of March 27, 2020, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets
Derivative liabilities	$479	—	$479
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of March 27, 2020, the total compensating balance maintained was $1.0 million.

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 27, 2020
Accrued and other current liabilities
Derivative liabilities	$—	$479	$—	$479
Total liabilities measured and recorded at fair value	$—	$479	$—	$479
	Level 1	Level 2	Level 3	Total
As of December 31, 2019
Prepaid and other current assets
Derivative assets	$—	$43	$—	$43
Total assets measured and recorded at fair value	$—	$43	$—	$43
Accrued and other current liabilities
Derivative liabilities	$—	$112	$—	$112
Total liabilities measured and recorded at fair value	$—	$112	$—	$112

The Company’s liability for the acquired employee voluntary departure plan in France (the “French VDP”) was $0.3 million and $0.8 million as of March 27, 2020 and December 31, 2019, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. Subsequently there is no recurring fair value remeasurement for this liability based on the applicable accounting guidance.

The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s 4.00% Convertible Senior Notes due 2020 (the “2020 Notes”) was approximately $53.8 million and $66.8 million as of March 27, 2020 and December 31, 2019, respectively. The fair value of Company’s 2.00% Convertible Senior Notes due 2024 (the “2024 Notes” and, together with the 2020 Notes, the “Notes”) was approximately $114.6 million and $131.9 million as of March 27, 2020 and December 31, 2019, respectively. The Notes are classified as Level 2 valuations. The Company’s other debts assumed from the Thomson Video Networks (“TVN”) acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding finance leases, outstanding as of March 27, 2020 and December 31, 2019 were in the aggregate of $16.4 million and $17.2 million, respectively. (See Note 11, “Convertible Notes, Other debts and Finance Leases” for additional information).
During the three months ended March 27, 2020, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	March 27, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable	$95,719	$91,513
Less: allowances for doubtful accounts and sales returns	(2,661)	(3,013)
Total	$93,058	$88,500

	March 27, 2020	December 31, 2019
Inventories, net:
Raw materials	$4,881	$4,179
Work-in-process	2,220	1,633
Finished goods	18,841	14,080
Service-related spares	8,912	9,150
Total	$34,854	$29,042

	March 27, 2020	December 31, 2019
Prepaid expenses and other current assets:
French R&D tax credits receivable(1)	7,163	7,343
Contract assets(2)	5,806	13,969
Deferred cost of revenue	$3,892	$2,631
Prepaid maintenance, royalty, rent, and property taxes	3,653	1,594
Capitalized sales commissions	1,168	1,309
Other	10,319	13,916
Total	$32,001	$40,762
(1) The Company’s French subsidiary participates in the French Crédit d’Impôt Recherche program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credits receivable at March 27, 2020 were approximately $23.5 million and are expected to be recoverable from 2020 through 2023.
(2) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

	March 27, 2020	December 31, 2019
Property and equipment, net:
Machinery and equipment	$77,213	$75,229
Capitalized software	34,395	34,190
Construction in progress*	19,482	5,506
Leasehold improvements	15,072	15,170
Furniture and fixtures	6,004	6,036
Property and equipment, gross	152,166	136,131
Less: accumulated depreciation and amortization	(115,075)	(113,203)
Total	$37,091	$22,928

*During fiscal 2019, the Company entered into a lease for a new facility which will become the Company’s new headquarters in 2020. The new lease commenced in May 2019, as the facility was made available to the Company for constructing leasehold improvements. Construction in progress includes $18.2 million for constructing leasehold improvements in the new headquarters facility.

	March 27, 2020	December 31, 2019
Other long-term assets:
French R&D tax credits receivable	$16,303	$15,899
Deferred tax assets	10,222	10,575
Equity investment	3,593	3,593
Other	9,757	11,238
Total	$39,875	$41,305

	March 27, 2020	December 31, 2019
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$16,175	$19,454
Operating lease liability (short-term)	8,583	8,881
Customer deposits	3,805	3,557
Accrued warranty	3,744	4,308
Accrued royalty payments	2,384	2,642
Accrued Avid litigation settlement, current	2,000	2,000
Contingent inventory reserves	1,700	2,208
Others	13,689	19,485
Total	$52,080	$62,535

	March 27, 2020	December 31, 2019
Other non-current liabilities:
Operating lease liability (long-term)	$25,326	$25,766
Deferred revenue (long-term)	7,135	6,333
Others	8,927	9,155
Total	$41,388	$41,254

NOTE 9: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company determined that there was no impairment identified as of March 27, 2020.

The changes in the carrying amount of goodwill for the three months ended March 27, 2020 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2019	$178,982	$60,798	$239,780
Foreign currency translation adjustment, net	(1,110)	(56)	(1,166)
Balance as of March 27, 2020	$177,872	$60,742	$238,614

Intangible Assets, Net
The following is a summary of intangible assets, net (in thousands):

		March 27, 2020			December 31, 2019
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	0.3	$31,707	$(31,642)	$65	$31,707	$(30,757)	$950
Customer relationships/contracts	0.9	44,497	(41,773)	2,724	44,577	(41,092)	3,485
Trademarks and trade names	n/a	594	(594)	—	609	(583)	26
Maintenance agreements and related relationships	n/a	5,500	(5,500)	—	5,500	(5,500)	—
Order backlog	n/a	3,054	(3,054)	—	3,085	(3,085)	—
Total identifiable intangibles, net		$85,352	$(82,563)	$2,789	$85,478	$(81,017)	$4,461
Amortization expense for the identifiable purchased intangible assets for the three months ended March 27, 2020 and March 29, 2019 was allocated as follows (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Included in cost of revenue	$885	$1,295
Included in operating expenses	770	788
Total amortization expense	$1,655	$2,083
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2020 (remaining nine months)	$65	$2,228	$2,293
2021	—	496	496
Total future amortization expense	$65	$2,724	$2,789

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

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Restructuring and related charges in:
Cost of revenue	$(73)	$301
Operating expenses - Restructuring and related charges	676	57
Total restructuring and related charges	$603	$358

As of March 27, 2020 and December 31, 2019, the Company’s total restructuring liability was $3.1 million and $4.9 million, respectively, of which $1.9 million and $1.5 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $1.2 million and $3.4 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s restructuring plans during the three months ended March 27, 2020 (in thousands):

	Excess facilities	Severance and benefits	French VDP	Others	Total
Balance at December 31, 2019	$720	$3,294	$806	$30	$4,850
Charges for current period	—	563	40	—	603
Cash payments	(463)	(1,252)	(526)	—	(2,241)
Others	—	(80)	(46)	—	(126)
Balance at March 27, 2020	$257	$2,525	$274	$30	$3,086

NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND FINANCE LEASES
2.00% Convertible Senior Notes due 2024
In September 2019, the Company issued $115.5 million of the 2024 Notes pursuant to an indenture (the “2024 Notes Indenture”), dated September 13, 2019, by and between the Company and U.S. Bank National Association, as trustee. The 2024 Notes bear interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year. The 2024 Notes will mature on September 1, 2024, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.

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

The 2024 Notes will be convertible at certain times and upon the occurrence of certain events in the future, in each case, specified in the 2024 Notes Indenture. Further, on or after June 1, 2024, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2024 Notes may convert all or a portion of their 2024 Notes regardless of these conditions.

In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2024 Notes was valued at $24.9 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2024 Notes is being amortized to interest expense at the effective interest rate over the contractual term of the 2024 Notes. The following table presents the components of the 2024 Notes as of March 27, 2020 and December 31, 2019 (in thousands, except for years and percentages):

	March 27, 2020	December 31, 2019
Liability:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	(22,594)	(23,652)
Less: Debt issuance costs, net of amortization	(3,074)	(3,219)
Carrying amount	$89,832	$88,629
Remaining amortization period (years)	4.4	4.7
Effective interest rate on liability component	7.95%	7.95%

4.00% Convertible Senior Notes due 2020
In December 2015, the Company issued $128.25 million in aggregate principal amount of the 2020 Notes pursuant to an indenture (the “2020 Notes Indenture”), dated December 14, 2015, by and between the Company and U.S. Bank National Association, as trustee. The 2020 Notes bear interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year and the 2020 Notes will mature on December 1, 2020 unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.
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

The 2020 Notes are convertible into cash, shares of the Common Stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of 2020 Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances, in each case, as set forth in the 2020 Notes Indenture.
The 2020 Notes will be convertible at certain times and upon the occurrence of certain events in the future, in each case, specified in the 2020 Notes Indenture. Further, on or after September 1, 2020, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2020 Notes may convert all or a portion of their 2020 Notes regardless of these conditions.
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2020 Notes was initially valued at $26.1 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2020 Notes is being amortized to interest expense at the effective interest rate over the contractual terms of the 2020 Notes. The following table presents the components of the 2020 Notes as of March 27, 2020 and December 31, 2019 (in thousands, except for years and percentages):

	March 27, 2020	December 31, 2019
Liability:
Principal amount	$45,785	$45,785
Less: Debt discount, net of amortization	(1,586)	(2,151)
Less: Debt issuance costs, net of amortization	(191)	(259)
Carrying amount	$44,008	$43,375
Remaining amortization period (years)	0.7	0.9
Effective interest rate on liability component	9.94%	9.94%
The 2020 Notes became convertible as of December 31, 2019, as the last reported sale price of the Common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price of the 2020 Notes on each applicable trading day. As a result of the 2020 Notes becoming currently convertible for cash up to the principal amount of $45.8 million, the Company reclassified the unamortized debt discount for the 2020 Notes in the amount of $1.8 million from “Additional paid-in-capital” to convertible debt in the mezzanine equity section in the Condensed Consolidated Balance Sheet as of March 27, 2020.

The following table presents interest expense recognized for the 2020 Notes and the 2024 Notes (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Contractual interest expense	$1,035	$1,283
Amortization of debt discount	1,623	1,433
Amortization of debt issuance costs	212	172
Total interest expense recognized	$2,870	$2,888

Other Debts and Finance Leases

The Company has a variety of debt and credit facilities in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below (in thousands):

	March 27, 2020	December 31, 2019
Financing from French government agencies related to various government incentive programs (1)	$16,160	$16,566
Term loans	174	587
Obligations under finance leases	57	71
Total debt obligations	16,391	17,224
Less: current portion	(6,343)	(6,713)
Long-term portion	$10,048	$10,511
(1) As of March 27, 2020 and December 31, 2019, loans backed by French R&D tax credit receivables were $14.7 million and $15.1 million, respectively. As of March 27, 2020, the French Subsidiary had an aggregate of $23.5 million of R&D tax credit receivables from the French government from 2020 through 2023. See Note 8, “Balance Sheet Components” for additional information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2020 through 2022. The remaining loans of $1.5 million at March 27, 2020, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2020 through 2025.

Future minimum repayments

The table below presents the future minimum repayments of debts and finance lease obligations in France as of March 27, 2020 (in thousands):

Years ending December 31,	Finance lease obligations	Other Debt obligations
2020 (remaining nine months)	$35	$6,212
2021	22	5,007
2022	—	4,750
2023	—	147
Thereafter	—	218
Total	$57	$16,334

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of March 27, 2020, the Company was in compliance with the covenants under the Credit Agreement.

As of March 27, 2020, there was $0.3 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement as of March 27, 2020.

As of March 27, 2020, the Company has security for letters of credit which are unsecured in the amount of $2.2 million.

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 13, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2019 Form 10-K for details pertaining to each plan.

As of March 27, 2020, there were 0.8 million and 3.7 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the three months ended March 27, 2020 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,888	$5.83
Exercised	(127)	5.78
Canceled or expired	(203)	5.78
Balance at March 27, 2020	1,558	5.84	1.9	$1,319

Vested and expected to vest	1,558	5.84	1.9	$1,319
Exercisable	1,558	5.84	1.9	$1,319
The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the three months ended March 27, 2020.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three months ended March 27, 2020 and March 29, 2019, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information during the three months ended March 27, 2020 (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	3,601	$5.18
Granted	1,894	6.24
Vested	(1,790)	5.48
Forfeited	(237)	3.84
Balance at March 27, 2020	3,468	5.69
Performance- and Market-based awards
The Company settled a portion of its incentive bonus payments to eligible employees by issuing performance-based RSU awards (“PRSUs”) from the 1995 Stock Plan. The Company granted 472,247 shares of PRSUs to certain employees for the three months ended March 27, 2020, all of which were fully vested at the time of grant for the purpose of settling amounts earned under the Company’s 2019 incentive bonus plans. The stock-based compensation recognized for these PRSUs was $3.0 million for the three months ended March 27, 2020. There were no PRSUs issued for purposes of settling amounts earned under the Company's incentive plans in the three months ended March 29, 2019.

In the first quarter of 2020, the Company granted 67,910 performance-based RSUs to certain key executives that are expected to vest by the end of fiscal 2020. The vesting condition for these PRSUs include achievement of certain financial operating goals. The stock-based compensation recognized for all PRSUs which vest according to achievement of certain financial operating goals for the three months ended March 27, 2020 was $0.4 million. The unrecognized stock-based compensation of the PRSUs as of March 27, 2020 was $0.8 million which includes $0.4 million of unrecognized expense from PRSUs granted in 2019. 40,000 shares of PRSUs granted in 2019 had vested as of March 27, 2020.

In the first quarter of 2020, the Company granted 182,830 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to a key executive that is expected to vest during a three-year period. The vesting condition for the MRSUs include performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index. The aggregate grant-date fair value of these shares was estimated to be $1.1 million using a Monte-Carlo simulation valuation method. The stock-based compensation recognized for all MRSUs for the three months ended March 27, 2020 was $0.1 million. The unrecognized stock-based compensation of the MRSUs as of March 27, 2020 was $1.8 million which includes $0.7 million of unrecognized expense from MRSUs granted in 2019. None of these MRSUs had vested as of March 27, 2020.

French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of its French subsidiary in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Service cost	$61	$57
Interest cost	9	20
Net periodic benefit cost	$70	$77
The present value of the Company’s pension obligation as of March 27, 2020 was $5.2 million, of which $0.1 million was reported as a component of “Accrued and other current liabilities” and $5.1 million was reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2019 was $5.3 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the three months ended March 27, 2020 and March 29, 2019 were $109,000 and $122,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Stock-based compensation in:
Cost of revenue	$770	$225
Research and development expense	1,738	616
Selling, general and administrative expense	3,751	1,272
Total stock-based compensation in operating expense	5,489	1,888
Total stock-based compensation	$6,259	$2,113
As of March 27, 2020, total unrecognized stock-based compensation cost related to unvested RSUs was $18.7 million and is expected to be recognized over a weighted-average period of approximately 2.17 years.
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

	ESPP Purchase Period Ending
	July 1, 2020	July 1, 2019
Expected term (years)	0.5	0.5
Volatility	50%	43%
Risk-free interest rate	1.6%	2.5%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$2.24	$1.31
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

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Loss before income taxes	$(21,225)	$(11,625)
Provision for income taxes	729	(319)
Effective income tax rate	(3.4)%	2.7%
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
The Company's effective income tax rate of (3.4)% for the three months ended March 27, 2020 was different from the U.S. federal statutory rate of 21%, primarily due to the full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions.

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

The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2014 through 2019 tax years generally remain subject to examination by their respective tax authorities. If, upon the conclusion of an audit, the ultimate determination of taxes owed in the jurisdictions under audit is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015 (the “2015 Decision”). On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeals. The Ninth Circuit was to decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. On June 7, 2019, the Ninth Circuit overturned the earlier Tax Court decision and ruled to include share-based compensation in the cost sharing pool. On July 22, 2019, Altera Corp. filed a petition for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit, which was denied on November 12, 2019. Altera filed a petition for a writ of certiorari on February 10, 2020 asking the Supreme Court to review the Ninth Circuit Court of Appeals' decision, but it has not yet been granted. The Company has not changed its historical position of including share-based compensation in the cost base consistent with the Ninth Circuit’s ruling.

As of March 27, 2020, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.0 million, of which $15.7 million would affect the Company’s effective tax rate if the benefits are eventually recognized, subject to valuation allowance considerations. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The net interest and penalty charges recorded as of March 27, 2020 were not material

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” was signed into law. The new legislation includes a number of income tax provisions applicable to individuals and businesses. The Company is required to recognize the effect of the tax law changes in the period of enactment for the three months ended March 27, 2020, such as the reclassification of the long term receivable of $0.5 million for the alternative minimum tax credit refund to short term receivable.

NOTE 14: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	March 27, 2020	March 29, 2019
Numerator:
Net loss	$(21,954)	$(11,306)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	95,575	88,165
Net loss per share:
Basic and diluted	$(0.23)	$(0.13)
Basic net loss per share was the same as diluted net loss per share for the three months ended March 27, 2020 and March 29, 2019, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the periods presented. The following table sets forth the potential weighted common shares outstanding and the anti-dilutive weighted shares that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Stock options	1,796	2,941
RSUs	2,899	2,400
Stock purchase rights under the ESPP	443	489
Convertible Debt	1,169	—
Warrants (1)	—	1,954
Total	6,307	7,784
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

The Warrant shares were fully vested and exercisable as of July 1, 2019. On December 17, 2019, Comcast exercised the Warrant in its entirety, resulting in a net issuance of 3,217,547 shares. The Company delivered 804,387 shares to Comcast on December 20, 2019, with the remaining 2,413,160 shares delivered on January 10, 2020.

During the three months ended March 27, 2020 and March 29, 2019, the Company recorded $0.4 million and $25 thousand, respectively, as a reduction to net revenues in connection with amortization of the Warrant.

NOTE 16: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s Chief Operating Decision Maker (the “CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Access. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications Pay-TV service providers. The Cable Access segment provides cable access solutions and related services to cable operators globally.
The following table provides summary financial information by reportable segment (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Video
Revenue	$54,372	$67,176
Gross profit	27,907	38,602
Operating income (loss)	(6,267)	1,968
Cable Access
Revenue	$24,045	$12,930
Gross profit	10,414	5,068
Operating loss	(3,265)	(5,822)
Total
Revenue	$78,417	$80,106
Gross profit	38,321	43,670
Operating loss	$(9,532)	$(3,854)

A reconciliation of the Company’s consolidated segment operating loss to consolidated loss before income taxes is as follows (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Total segment operating loss	$(9,532)	$(3,854)
Unallocated corporate expenses	(603)	(358)
Stock-based compensation	(6,259)	(2,113)
Amortization of intangibles	(1,655)	(2,083)
Loss from operations	(18,049)	(8,408)
Non-operating expense, net	(3,176)	(3,217)
Loss before income taxes	$(21,225)	$(11,625)

Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges to the operating loss for each segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

Geographic Information

	Three months ended
	March 27, 2020	March 29, 2019
Net Revenue (in thousands) (1)
United States	$34,403	$30,115
Other Countries	44,014	49,991
Total	$78,417	$80,106

(1)  Revenue is attributed to countries based on the location of the customer.

Market Information

	Three months ended
	March 27, 2020	March 29, 2019
Market (in thousands)
Service Provider	$43,759	$44,212
Broadcast and Media	34,658	35,894
Total	$78,417	$80,106

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

	Three months ended
	March 27, 2020	March 29, 2019
Balance at beginning of period	$4,314	$4,869
Accrual for current period warranties	656	1,403
Warranty costs incurred	(1,226)	(1,685)
Balance at end of period	$3,744	$4,587
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. The Company had approximately $55.3 million of non-cancelable commitments to purchase inventories and other commitments as of March 27, 2020.
Standby Letters of Credit and Guarantees
As of March 27, 2020 and December 31, 2019, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.7 million, consisting of building leases and performance bonds issued to customers.
As of March 27, 2020 there were $0.3 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement as of March 27, 2020.

During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of March 27, 2020 and December 31, 2019, respectively.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through March 27, 2020.

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
Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•
the impact of the COVID-19 pandemic, and related responses of businesses and governments to the pandemic, on our operations and personnel, on commercial activity in the markets in which we operate and worldwide and regional economies, and on our results of operations;

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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 40 of this Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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
We classify our total revenue in two categories, “Appliance and integration” and “SaaS and service”. The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for our SaaS platform and support revenue stream from our appliance-based customers and reflects our recurring revenue stream.

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
Historically, our revenue has been dependent upon capital spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ capital spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the U.S. and international markets, including the impacts of the COVID-19 pandemic; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing capital spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
The worldwide spread of COVID-19 has resulted in public health responses in affected regions, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders, which have caused a global slowdown of economic activity and negatively impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in deployments as our customers operations were slowed to comply with appropriate safety precautions, and we expect some additional delays in deployments and a modest impact on design win velocity in the second quarter. In our Video segment, sales of video appliances and integration fell in March following the spread of COVID-19 as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed. Sales in APAC were impacted the most due to the earlier spread of COVID-19, though we believe economies in APAC may begin to recover sooner than other regions and lead to increased demand for our products and services. We expect that the COVID-19 pandemic will continue to have a material impact on our results of operations.
We continue to monitor the impact of the COVID-19 pandemic and we have adopted several measures in response to COVID-19, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with declines in revenues, and restricting non-essential business travel by our employees. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by governments and businesses in response to the pandemic. As such, given the uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of COVID-19 on our future results of operations. See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for additional information.
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three months ended March 27, 2020 accounted for 48% of our net revenue, compared to 41% for the corresponding period in 2019. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three months ended March 27, 2020, Comcast accounted for 17% and Vodafone accounted for 12% of our net revenue. During the three months ended March 29, 2019, no single customer accounted for more than 10% of our net revenue. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $1.7 million, or 2%, in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to a decrease in Video segment revenue of $12.8 million, partially offset by an increase of $11.1 million in Cable Access segment revenue. Our Video business was impacted by the COVID-19 pandemic, as we experienced reduced appliance demand in March. Additionally, as anticipated, the ongoing transition from video appliances to SaaS also contributed to the year-over-year reduction in segment revenue. The increase in Cable Access segment revenue year-over-year is primarily due significant progress ramping CableOS over the past year.
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
Our Cable Access strategy is to continue to deliver software-based cable access technologies, which we refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based cable access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, distributed Remote PHY or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our CableOS solutions resolve space and power constraints in cable operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and will help us become a major player in the cable access market. In the meantime, we believe our Cable Access segment is gaining momentum in the marketplace as our customers have begun to adopt new virtualized DOCSIS 3.1 CMTS solutions and distributed access architectures. While we are in the early stages of field trials and deployments and may experience near-term challenges, we continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements, though we expect this progress to slow in the near term as customers delay their spending activity in light of the global economic uncertainty due to COVID-19.
As the timing of our customers’ investment decisions can be uncertain, we have implemented restructuring plans to better align the Company’s resources and strategic goals. We continue to focus on expense controls on a company-wide basis. (See Note 10, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of March 27, 2020 was $71.7 million. During the three months ended March 27, 2020, we used $11.0 million of cash from operating activities. In 2019, we refinanced a portion of our 4.00% Convertible Senior Notes due 2020 (the “2020 Notes”) by issuing 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”). We also entered into a $25 million revolving loan facility with JPMorgan Chase Bank, N.A., in October 2019, which has not been used to withdraw any cash as of March 27, 2020. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 4, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained.

Our critical accounting policies, judgments and estimates are disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the three months ended March 27, 2020 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue
The following table presents the breakdown of revenue by segment for the three months ended March 27, 2020 and March 29, 2019 (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Segment:
Video	$54,372	$67,176	$(12,804)	(19)%
Cable Access	24,045	12,955	11,090	86%
Total segment revenue	78,417	80,131	(1,714)	(2)%
Amortization of warrants	—	(25)	25	(100)%
Total net revenue	$78,417	$80,106	$(1,689)	(2)%

Segment revenue as a % of total segment revenue:
Video	69%	84%
Cable Access	31%	16%
The following table presents the breakdown of revenue by geographical region for the three months ended March 27, 2020 and March 29, 2019 (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Geography:
Americas	$37,650	$34,188	$3,462	10%
EMEA	27,816	28,078	(262)	(1)%
APAC	12,951	17,840	(4,889)	(27)%
Total net revenue	$78,417	$80,106	$(1,689)	(2)%

Regional revenue as a % of total net revenue:
Americas	48%	43%
EMEA	35%	35%
APAC	17%	22%
Our Video segment net revenue decreased 19% in the three months ended March 27, 2020, compared to the corresponding period in 2019, which was largely due to the impact from the COVID-19 pandemic, as we experienced reduced appliance demand in March. Additionally, as anticipated, the ongoing transition from video appliances to SaaS also contributed to the year-over-year reduction in segment revenue.
Our Cable Access segment net revenue increased 86% in the three months ended March 27, 2020, compared to the corresponding period in 2019. The increase in Cable Access segment revenue year-over-year is primarily due significant progress ramping CableOS over the past year.
Net revenue in the Americas increased 10% in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to the growing success of our CableOS solutions, which was offset by a decrease in revenue from other products and services.

EMEA net revenue decreased 1% in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to a decrease in Video appliance revenue as a result of the COVID-19 pandemic.

APAC net revenue decreased 27% in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to the impacts of the COVID-19 pandemic being felt throughout APAC earlier in the quarter resulting in a decrease in Video appliance revenue.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three months ended March 27, 2020 and March 29, 2019 (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Gross profit	$36,738	$41,849	$(5,111)	(12)%
As a percentage of net revenue (“gross margin”)	46.8%	52.2%	(5.4)%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Gross margin in the three months ended March 27, 2020 decreased 12% compared to the corresponding period in 2019 primarily due to the impact of COVID-19 resulting in lower contribution from high-margin appliance and integration services, and higher operating costs, particularly freight charges. The decrease in Video segment margins were partially offset by an improvement of Cable Access margins as a result of improved software mix.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three months ended March 27, 2020 and March 29, 2019 (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Research and development	$22,123	$21,401	$722	3%
As a percentage of net revenue	28.2%	26.7%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses increased 3% in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to higher stock-based compensation expense related to performance-based RSUs, higher employee compensation costs due to headcount increases and higher outside consulting spending attributable to our Cable Access segment. This increase was partially offset by lower travel and entertainment expenses as a result of the COVID-19 pandemic.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three months ended March 27, 2020 and March 29, 2019 (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Selling, general and administrative	$31,218	$28,011	$3,207	11%
As a percentage of net revenue	39.8%	35.0%

Selling, general and administrative expenses increased 11% in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to higher stock-based compensation expense related to performance-based RSUs and higher outside services costs, offset by lower travel and entertainment expenses due to the COVID-19 pandemic.

Segment Operating Loss
The following table presents a breakdown of operating income (loss) by segment for the three months ended March 27, 2020 and March 29, 2019 (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Video	$(6,267)	$1,968	$(8,235)	(418)%
Cable Access	(3,265)	(5,797)	2,532	(44)%
Total segment operating loss	$(9,532)	$(3,829)	$(5,703)	149%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	(11.5)%	2.9%	(14.4)%
Cable Access	(13.6)%	(44.7)%	31.1%
The operating margin for the Video segment in the three months ended March 27, 2020 decreased 14.4%, compared to the corresponding period in 2019 primarily due to the decrease in gross margins, partially offset by lower travel and entertainment expenses due to the COVID-19 pandemic.
The operating margin for the Cable Access segment increased 31.1% in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to significant progress ramping CableOS over the past year and improvement of Cable Access margins as a result of improved software mix.
The following table presents a reconciliation of total segment operating loss to consolidated loss before income taxes (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Total segment operating loss	$(9,532)	$(3,829)
Amortization of warrants	—	(25)
Unallocated corporate expenses	(603)	(358)
Stock-based compensation	(6,259)	(2,113)
Amortization of intangibles	(1,655)	(2,083)
Loss from operations	(18,049)	(8,408)
Non-operating expense, net	(3,176)	(3,217)
Loss before income taxes	$(21,225)	$(11,625)
Unallocated Corporate Expenses

Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three months ended March 27, 2020 and March 29, 2019 (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Amortization of intangibles	$770	$788	$(18)	(2)%
As a percentage of net revenue	1.0%	1.0%
The amortization of intangibles expense in the three months ended March 27, 2020 remained relatively flat compared to the corresponding period in 2019.

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
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Restructuring and related charges in:
Cost of revenue	$(73)	$301	$(374)	(124)%
Operating expenses-Restructuring and related charges	676	57	619	1,086%
Total restructuring and related charges	$603	$358	$245	68%
Restructuring and related charges in the three months ended March 27, 2020 increased by 68% compared to the corresponding period in 2019 primarily due to higher severance and employee benefit costs recorded in conjunction with the restructuring activities during the first quarter of fiscal 2020.

Interest Expense, Net
Interest expense, net was $2.9 million in each of the three months ended March 27, 2020 and March 29, 2019. Interest expense, net remained consistent compared to the corresponding period in 2019, primarily because the higher amortization of debt discount and issuance costs for the 2024 Notes issued in September 2019, was offset by lower interest due to the partial repurchase of the 2020 Notes during 2019. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

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

Other expense, net was $0.3 million for the three months ended March 27, 2020 and March 29, 2019, respectively. Other expense, net remained consistent primarily because the fluctuation of the Euro against the U.S. dollar was similar in both periods.

To mitigate the volatility related to fluctuations in foreign exchange rates, we enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 3 of this Quarterly Report on Form 10-Q for additional information.

Income Taxes
The following table presents the provision for (benefit from) income taxes and the effective income tax rate for the three months ended March 27, 2020 and March 29, 2019 (in thousands, except percentages):

	Three months ended
	March 27, 2020	March 29, 2019	Q1 FY20 vs Q1 FY19
Provision for (benefit from) income taxes	$729	$(319)	$1,048	(329)%
Effective income tax rate	(3.4)%	2.7%
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

Our effective income tax rate of (3.4)% for the three months ended March 27, 2020 was different from the U.S. federal statutory rate of 21%, primarily due to the full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions.

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

Liquidity and Capital Resources
As of March 27, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $71.7 million, net accounts receivable of $93.1 million, our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A., and financing from French government agencies. As of March 27, 2020, we had $115.5 million in principal amount 2024 Notes outstanding, bearing interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year which are due on September 1, 2024, and $45.8 million in principal amount of 2020 Notes outstanding, bearing interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year which are due on December 1, 2020. We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $16.3 million at March 27, 2020. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

Our cash and cash equivalents of $71.7 million as of March 27, 2020 consisted of bank deposits held throughout the world, of which $47.9 million of the cash and cash equivalents balance was held outside of the U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our cash and cash equivalents of $71.7 million at March 27, 2020 and available sources of liquidity will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, take advantage of unanticipated strategic opportunities or strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. The impacts of the COVID-19 pandemic have reduced the availability and attractiveness of external funding sources, and we expect that until financial market conditions stabilize, accessing new financing could be challenging or at elevated costs. Additional funds may not be available on terms favorable to us or at all.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended
	March 27, 2020	March 29, 2019
Net cash provided by (used in):
Operating activities	$(11,041)	$4,216
Investing activities	(11,224)	(1,674)
Financing activities	1,730	1,418
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(811)	(33)
Net increase in cash, cash equivalents and restricted cash	$(21,346)	$3,927

Operating Activities
Net cash used in operations increased $15.3 million in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to increase in net loss and higher cash used for our working capital needs.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including the impact of COVID-19 on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased $9.6 million in the three months ended March 27, 2020, compared to the corresponding period in 2019, due to an increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities increased $0.3 million in the three months ended March 27, 2020, compared to the corresponding period in 2019, primarily due to higher proceeds from the exercise of options partially offset by higher payment of tax withholding obligations related to net share settlements of restricted stock units and higher repayment of debt.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of March 27, 2020 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2020 (Remaining nine months)	2021 and 2022	2023 and 2024	Thereafter
Convertible debt	$161,285	$45,785	$—	$115,500	$—
Operating leases	45,966	7,209	11,997	9,160	17,600
Purchase commitments	55,302	42,954	12,179	169	—
French debt	16,334	6,212	9,757	365	—
Interest on convertible debt	12,226	2,986	6,930	2,310	—
Other commitments (1)	1,742	999	742	1	—
Avid litigation settlement fees	2,000	2,000	—	—	—
French VDP Obligations	274	274	—	—	—
Finance lease	57	35	22	—	—
Total contractual obligations	$295,186	$108,454	$41,627	$127,505	$17,600
Other commercial commitments:
Standby letters of credit	$2,656	$2,407	$249	$—	$—
Total commercial commitments	$2,656	$2,407	$249	$—	$—

(1) Primarily includes variable lease payments that do not depend on an index or rate, or usage of an underlying asset, and payments associated with lease arrangements with an initial term of twelve months or less.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 27, 2020.

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

Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 96% of our consolidated net revenue in the three months ended March 27, 2020, recorded net billings denominated in foreign currencies of approximately 27% of total company billings in the three months of 2020, compared to 15% in the corresponding period in 2019. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	March 27, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Purchase	$21,783	$14,806
Sell	$4,669	$2,629

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests. The aggregate debt balance of such instruments at March 27, 2020 was $16.4 million, of which $0.1 million relates to obligations under finance leases with fixed interest rates. The remaining $16.3 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from two to six years, with expiries ranging from 2020 through 2025. A majority of the loans are tied to the 1-month EURIBOR rate plus spread. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of March 27, 2020, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of March 27, 2020, we had $45.8 million aggregate principal amount of the 2020 Notes outstanding, which have a fixed 4.0% coupon rate and $115.5 million aggregate principal amount of the 2024 Notes outstanding, which have a fixed 2.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended March 27, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although most of our employees are working remotely due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS
The COVID-19 pandemic has disrupted and harmed, and may continue to disrupt and harm, our business, financial condition and operating results. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition and operating results and the achievement of our strategic objectives.
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans and restrictions, social distancing requirements and shelter-in-place orders. The pandemic and these related responses have caused, and are expected to continue to cause, decreased demand for our offerings and delayed purchasing decisions by our customers, a global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services) and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:

•
Declines in demand for our offerings or delays in purchasing decisions as a result of COVID-19, including as a result of social distancing requirements and shelter-in-place orders limiting our ability to deploy our products, and general economic uncertainty causing a number of businesses to delay or reduce costs.

•	Delays in payments or defaults by our customers or if customers terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us.

•
The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having employees work remotely, canceling all non-essential employee travel, and cancelling, postponing or holding virtually events and meetings. We may in the future be required to, or choose voluntarily to, take additional actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively affect our business, our financial condition and operating results could be adversely affected.

Many of the public health measures in response to the COVID-19 pandemic were implemented in March 2020, and thus have had a more limited impact on our operating results for the quarter ended March 27, 2020, and we expect to see more significant impacts in the second quarter of the year. The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences are uncertain, rapidly changing and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our customers and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: government, business and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, prohibitions on, or voluntary cancellation of, large gatherings of people and social distancing requirements, and modified workplace activities); the impact of the pandemic and actions taken in response local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. As a result of the uncertainty and disrupted market conditions due to the COVID-19 pandemic, our business, operating results and financial condition has been and may continue to be adversely affected.

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

Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, in recent years, streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:

• the impact of general economic conditions, actual and projected, including the impact of the COVID-19 pandemic and government and business responses thereto on the global economy and regional economies;

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

In the past, specific factors contributing to reduced spending have included:

• uncertainty and deteriorated market conditions regionally and globally due to the COVID-19 pandemic;

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

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times such as the ongoing COVID-19 pandemic, and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S., Europe or other key markets, remain uncertain or deteriorate further, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.

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

In addition, some of our larger competitors have more long-standing and established relationships with domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets and may be better able to navigate the market uncertainty caused by the COVID-19 pandemic. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

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

In our Video business segment, our current research and development efforts are focused on next-generation video processing and delivery across different deployment environments, particularly cloud-native and SaaS delivery models, and enhanced video compression, video quality, and multiscreen solutions. We also devote significant resources to production and playout and distribution solutions. With respect to our Cable Access business segment, our major research and development efforts are focused on cable access solutions for both video and data, particularly the ongoing development of our centralized and distributed CableOS software-based cable access solutions. The COVID-19 pandemic has disrupted our research and development efforts as our employees have transitioned to working from home, and the extension of shelter-in-place orders in regions in which we operate, such as the San Francisco Bay Area and France, may lead to continued disruption and delay of our research and development activities.

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

Revenue derived from customers outside of the U.S. for the three months ended March 27, 2020 and March 29, 2019 represented approximately 56%, and 62% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

Our international operations, the international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:

• growth and stability of the economy in one or more international regions, including regional economic impacts of the COVID-19 pandemic;

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

• any negative economic impacts resulting from the political environment in the U.S. or the U.K.’s referendum to exit the European Union; and

• business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics, such as the COVID-19 pandemic, which has led and may continue to lead to trade shows and in-person meetings being canceled or delayed and certain employees working remotely, and which has impacted our supply chain and may continue to impact our supply chain or general business in other manners.

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

These risks could be heightened during a substantial economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and other pandemics, such as the COVID-19 pandemic, which has adversely impacted and may continue to adversely impact our supply chain. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.

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

Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, or any of our suppliers of key components, subassemblies and modules used in our products, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries of our products or any materials used in our products, or the inability of any of our contract manufacturers to scale their production to meet demand, such as the inability of certain of our contract manufacturers to operate at capacity due to the COVID-19 pandemic, which may continue in future periods, or any other circumstance that would require us to seek alternative sources of supply, had negatively impacted and could continue to negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. Furthermore, if we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business and our operating results, financial condition and cash flows. Increases, from time to time, in demand on our suppliers and subcontractors from our customers or from other parties have, on occasion, caused delays in the availability of certain components and products. In response, we may increase our inventories of certain components and products and expedite shipments of our products when necessary. These actions could increase our costs and could also increase our risk of holding obsolete or excess inventory, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial condition and cash flows.

The loss of one or more of our key customers, a failure to continue diversifying our customer base, or a decrease in the number of larger transactions could harm our business and our operating results.

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three months ended March 27, 2020 and March 29, 2019 accounted for approximately 48% and 41% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the three months ended March 27, 2020, Comcast accounted for 17% and Vodafone accounted for 12% of our net revenue. During the three months ended March 29, 2019, no single customer accounted for more than 10% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of March 27, 2020, we had approximately $238.6 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may not be able to effectively manage our operations.

As of March 27, 2020, we had 807 employees in our international operations, representing approximately 69% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of TVN on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working from home following shelter-in-place orders, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of March 27, 2020, we maintained facilities in Israel with a total of 186 employees, or approximately 16% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 9% of those employees were called for active military duty in 2019. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

• economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the global economic uncertainty caused by the COVID-19 pandemic and government and business responses thereto;

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

At March 27, 2020, we held 101 issued U.S. patents and 57 issued foreign patents, and had 57 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $71.7 million at March 27, 2020 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. The impacts of the COVID-19 pandemic have reduced the availability and attractiveness of external funding sources, and we expect that until financial market conditions stabilize, accessing financing could be challenging or at elevated costs. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. To the extent we raise capital through debt financing arrangements, we may be required to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and the interest on such debt may adversely affect our operating results.

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

Cyber criminals and hackers may attempt to penetrate our network security, misappropriate our proprietary information or cause business interruptions. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we have faced compromises to our network security, and companies are facing additional attacks as workforces become more distributed following shelter-in-place orders. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, data protection breaches, computer viruses, denial-of-service attacks and similar disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2020 Notes and the 2024 Notes (together, the “Notes”), or to make cash payments in connection with any conversion of the Notes or in connection with any repurchase of Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus any accrued and unpaid interest thereon, as set forth in the applicable indenture governing the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, including the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

In addition, our ability to repurchase the Notes of the applicable series or to pay cash upon conversions of the Notes or at their respective maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase such Notes at a time when the repurchase is required by the applicable indenture governing the Notes or to pay cash upon conversions of such Notes or at their respective maturity as required by the applicable indenture governing the Notes would constitute a default under such indenture. A default under such indenture, or the fundamental change itself, could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the applicable indenture governing the Notes could constitute an event of default under any such agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase such series of Notes or make cash payments upon conversions thereof.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of each indenture governing our Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due. In addition, the Credit Agreement we entered into with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower, on December 19, 2019, permits us to incur certain additional indebtedness and grant certain liens on our assets that could intensify the risks discussed above.

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

Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:

• general market and economic conditions, including market volatility due to the COVID-19 pandemic;

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020, formatted in Extensible Business Reporting Language (XBRL) include:

(i) Condensed Consolidated Balance Sheets at March 27, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 27, 2020 and March 29, 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 27, 2020 and March 29, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 27, 2020 and March 29, 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2020 and March 29, 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: May 4, 2020