Form 10-Q
period 2020-06-26
HARMONIC INC
filed 2020-08-04
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 26, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 27, 2020 was 97,429,109.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 26, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$77,744	$93,058
Accounts receivable, net	74,781	88,500
Inventories, net	32,097	29,042
Prepaid expenses and other current assets	23,255	40,762
Total current assets	207,877	251,362
Property and equipment, net	41,341	22,928
Operating lease right-of-use assets	25,292	27,491
Goodwill	239,816	239,780
Intangibles, net	1,993	4,461
Other long-term assets	41,202	41,305
Total assets	$557,521	$587,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and finance lease obligations, current	$6,323	$6,713
Accounts payable	27,235	40,933
Income taxes payable	1,017	1,226
Deferred revenue	47,605	37,117
Accrued and other current liabilities	55,366	62,535
Convertible notes, short-term	7,855	43,375
Total current liabilities	145,401	191,899
Convertible notes, long-term	126,554	88,629
Other debts and finance lease obligations, long-term	13,994	10,511
Income taxes payable, long-term	182	178
Other non-current liabilities	41,108	41,254
Total liabilities	327,239	332,471
Commitments and contingencies (Note 17)
Convertible notes	—	2,410
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 96,863 and 91,875 shares issued and outstanding at June 26, 2020 and December 31, 2019, respectively	97	92
Additional paid-in capital	2,342,856	2,327,359
Accumulated deficit	(2,109,295)	(2,071,940)
Accumulated other comprehensive loss	(3,376)	(3,065)
Total stockholders’ equity	230,282	252,446
Total liabilities and stockholders’ equity	$557,521	$587,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenue:
Appliance and integration	$42,224	$54,417	$89,976	$106,782
SaaS and service	31,770	30,448	62,435	58,189
Total net revenue	73,994	84,865	152,411	164,971
Cost of revenue:
Appliance and integration	22,784	29,312	49,071	56,366
SaaS and service	13,437	11,625	28,829	22,828
Total cost of revenue	36,221	40,937	77,900	79,194
Total gross profit	37,773	43,928	74,511	85,777
Operating expenses:
Research and development	19,498	21,313	41,621	42,714
Selling, general and administrative	27,005	29,319	58,223	57,330
Amortization of intangibles	742	784	1,512	1,572
Restructuring and related charges	82	276	758	333
Total operating expenses	47,327	51,692	102,114	101,949
Loss from operations	(9,554)	(7,764)	(27,603)	(16,172)
Interest expense, net	(3,062)	(2,956)	(5,965)	(5,862)
Loss on debt extinguishment	(834)	—	(834)	—
Other expense, net	(373)	(428)	(646)	(739)
Loss before income taxes	(13,823)	(11,148)	(35,048)	(22,773)
Provision for income taxes	1,578	697	2,307	378
Net loss	$(15,401)	$(11,845)	$(37,355)	$(23,151)

Net loss per share:
Basic and diluted	$(0.16)	$(0.13)	$(0.39)	$(0.26)
Shares used in per share calculation:
Basic and diluted	96,727	88,931	96,255	88,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net loss	$(15,401)	$(11,845)	$(37,355)	$(23,151)
Losses (gains) reclassified into earnings	—	(101)	—	56
Change in foreign currency translation adjustments	2,839	857	(280)	(443)
Other comprehensive income (loss) before tax	2,839	756	(280)	(387)
Provision for (benefit from) income taxes	(125)	(55)	31	51
Other comprehensive income (loss), net of tax	2,964	811	(311)	(438)
Total comprehensive loss	$(12,437)	$(11,034)	$(37,666)	$(23,589)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended June 26, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 27, 2020	96,566	$97	$2,336,459	$(2,093,894)	$(6,340)	$236,322
Net loss	—	—	—	(15,401)	—	(15,401)
Other comprehensive income, net of tax	—	—	—	—	2,964	2,964
Issuance of common stock under option, stock award and purchase plans	297	—	(220)	—	—	(220)
Stock-based compensation	—	—	3,495	—	—	3,495
Conversion feature of 4.375% Convertible Senior Notes due 2022	—	—	8,254	—	—	8,254
Portion of conversion feature of 4.00% Convertible Senior Notes due 2020 exchanged	—	—	(6,909)	—	—	(6,909)
Reclassification from mezzanine equity to equity for 4.00% Convertible Senior Notes due in 2020	—	—	1,777	—	—	1,777
Balance at June 26, 2020	96,863	$97	$2,342,856	$(2,109,295)	$(3,376)	$230,282

	Three Months Ended June 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 29, 2019	88,784	$89	$2,300,259	$(2,077,322)	$(2,465)	$220,561
Net loss	—	—	—	(11,845)	—	(11,845)
Other comprehensive income, net of tax	—	—	—	—	811	811
Issuance of common stock under option, stock award and purchase plans	290	—	(36)	—	—	(36)
Stock-based compensation	—	—	2,575	—	—	2,575
Balance at June 28, 2019	89,074	$89	$2,302,798	$(2,089,167)	$(1,654)	$212,066

	Six Months Ended June 26, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(37,355)	—	(37,355)
Other comprehensive loss, net of tax	—	—	—	—	(311)	(311)
Issuance of common stock under option, stock award and purchase plans	2,575	3	1,948	—	—	1,951
Stock-based compensation	—	—	9,796	—	—	9,796
Conversion feature of 4.375% Convertible Senior Notes due 2022	—	—	8,254	—	—	8,254
Portion of conversion feature of 4.00% Convertible Senior Notes due 2020 exchanged	—	—	(6,909)	—	—	(6,909)
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 4.00% Convertible Senior Notes due in 2020	—	—	2,410	—	—	2,410
Balance at June 26, 2020	96,863	$97	$2,342,856	$(2,109,295)	$(3,376)	$230,282

	Six Months Ended June 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	87,057	$87	$2,296,795	$(2,067,416)	$(1,216)	$228,250
Cumulative effect to retained earnings related to adoption of Topic 718 (1)	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	87	2,296,795	(2,066,016)	(1,216)	229,650
Net loss	—	—	—	(23,151)	—	(23,151)
Other comprehensive loss, net of tax	—	—	—	—	(438)	(438)
Issuance of common stock under option, stock award and purchase plans	2,017	2	1,317	—	—	1,319
Stock-based compensation	—	—	4,686	—	—	4,686
Balance at June 28, 2019	89,074	$89	$2,302,798	$(2,089,167)	$(1,654)	$212,066
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

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 26, 2020	June 28, 2019
Cash flows from operating activities:
Net loss	$(37,355)	$(23,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	2,462	4,162
Depreciation	5,535	5,716
Stock-based compensation	9,807	4,623
Amortization of discount on convertible and other debt	3,785	3,262
Amortization of non-cash warrant	868	48
Loss on debt extinguishment	834	—
Deferred income taxes, net	1,116	(145)
Provision for excess and obsolete inventories	723	384
Provision for doubtful accounts, returns and discounts	662	500
Other non-cash adjustments, net	118	79
Changes in operating assets and liabilities:
Accounts receivable	13,024	10,699
Inventories	(4,032)	(2,440)
Prepaid expenses and other assets	19,182	(1,526)
Accounts payable	(14,963)	(1,752)
Deferred revenue	11,241	4,989
Income taxes payable	(181)	(292)
Accrued and other liabilities	(11,936)	(9,802)
Net cash provided by (used in) operating activities	890	(4,646)
Cash flows from investing activities:
Purchases of property and equipment	(20,753)	(2,939)
Net cash used in investing activities	(20,753)	(2,939)
Cash flows from financing activities:
Payments of convertible debt	(25)	—
Payment of convertible debt issuance costs	(35)	—
Proceeds from other debts and finance leases	9,398	4,503
Repayment of other debts and finance leases	(6,342)	(6,162)
Proceeds from common stock issued to employees	3,000	2,147
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,049)	(828)
Net cash provided by (used in) financing activities	4,947	(340)
Effect of exchange rate changes on cash and cash equivalents	(398)	—
Net decrease in cash and cash equivalents	(15,314)	(7,925)
Cash and cash equivalents at beginning of period	93,058	65,989
Cash and cash equivalents at end of period	$77,744	$58,064
Supplemental disclosures of cash flow information:
Income tax payments, net	809	860
Interest payments, net	2,037	2,495
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	5,000	78
Fair value of Convertible Senior Notes due 2022 used to settle Convertible Senior Notes due 2020	44,357	—

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 4, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period’s presentation. These reclassifications did not have a material impact on previously reported financial statements.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2019 Form 10-K. There have been no significant changes to these policies during the six months ended June 26, 2020 other than those disclosed in Note 2, “Recent Accounting Pronouncements”.

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

Contract assets and deferred revenue consisted of the following (in thousands):

	As of
	June 26, 2020	December 31, 2019
Contract assets	$4,289	$13,969
Deferred revenue	54,694	43,450

Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Condensed Consolidated Balance Sheets. See Note 8, “Balance Sheet Components” for additional information.

During the three months ended June 26, 2020 and June 28, 2019, the Company recognized revenue of $8.7 million and $10.1 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. During the six months ended June 26, 2020 and June 28, 2019, the Company recognized revenue of $26.7 million and $31.3 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year.

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

In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS software under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of June 26, 2020, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations is $92.6 million, and the Company will recognize this revenue as the related performance obligations are delivered over the next three years.

See Note 16, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES
The components of lease expense are as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Operating lease cost	$2,015	$2,231	$4,683	$4,227
Variable lease cost	710	744	1,502	1,523
Total lease cost	$2,725	$2,975	$6,185	$5,750
Supplemental cash flow information related to leases are as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,217	$2,494	$4,638	$4,624
Right-of-use assets obtained in exchange for operating lease obligations	$—	$10,305	$1,671	$10,305

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

The Company determined that there were no indicators at June 26, 2020 that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at June 26, 2020 and December 31, 2019 was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

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
Losses on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended		Six months ended
	Financial Statement Location	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Derivatives not designated as hedging instruments:
Gains (losses) recognized in operations	Other expense, net	$579	$(44)	$(333)	$(609)

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	June 26, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Purchase	$24,415	$14,806
Sell	$1,451	$2,629

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	June 26, 2020	December 31, 2019	Balance Sheet Location	June 26, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$48	$43	Accrued and other current liabilities	$153	$112
Total derivatives		$48	$43		$153	$112

Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of June 26, 2020, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets
Derivative assets	$48	—	$48
Derivative liabilities	$153	—	$153

In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of June 26, 2020, the total compensating balance maintained was $1.0 million.

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 26, 2020
Prepaid and other current assets
Derivative assets	$—	$48	$—	$48
Total assets measured and recorded at fair value	$—	$48	$—	$48
Accrued and other current liabilities
Derivative liabilities	$—	$153	$—	$153
Total liabilities measured and recorded at fair value	$—	$153	$—	$153
	Level 1	Level 2	Level 3	Total
As of December 31, 2019
Prepaid and other current assets
Derivative assets	$—	$43	$—	$43
Total assets measured and recorded at fair value	$—	$43	$—	$43
Accrued and other current liabilities
Derivative liabilities	$—	$112	$—	$112
Total liabilities measured and recorded at fair value	$—	$112	$—	$112

The Company’s liability for the acquired employee voluntary departure plan in France (the “French VDP”) was $0.2 million and $0.8 million as of June 26, 2020 and December 31, 2019, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. Subsequently there is no recurring fair value remeasurement for this liability based on the applicable accounting guidance.

The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s 4.375% Convertible Senior Notes due 2022, which were issued in June 2020 (the “2022 Notes”), was approximately $40.1 million as of June 26, 2020. The fair value of the Company’s 4.00% Convertible Senior Notes due 2020 (the “2020 Notes”) was approximately $8.0 million and $66.8 million as of June 26, 2020 and December 31, 2019, respectively. The fair value of Company’s 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”) was approximately $102.9 million and $131.9 million as of June 26, 2020 and December 31, 2019, respectively. The 2020 Notes, 2022 Notes and 2024 Notes are classified as Level 2 valuations. The Company’s other debts, including debt assumed from the Thomson Video Networks (“TVN”) acquisition, are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding finance leases, outstanding as of June 26, 2020 and December 31, 2019 were in the aggregate of $20.3 million and $17.2 million, respectively. (See Note 11, “Convertible Notes, Other debts and Finance Leases” for additional information).
During the six months ended June 26, 2020, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	June 26, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable	$77,163	$91,513
Less: allowances for doubtful accounts and sales returns	(2,382)	(3,013)
Total	$74,781	$88,500

	June 26, 2020	December 31, 2019
Inventories, net:
Raw materials	$3,776	$4,179
Work-in-process	1,458	1,633
Finished goods	18,546	14,080
Service-related spares	8,317	9,150
Total	$32,097	$29,042

	June 26, 2020	December 31, 2019
Prepaid expenses and other current assets:
French R&D tax credits receivable(1)	$—	$7,343
Contract assets(2)	4,289	13,969
Deferred cost of revenue	5,072	2,631
Prepaid maintenance, royalty, rent, and property taxes	3,153	1,594
Capitalized sales commissions	1,529	1,309
Other	9,212	13,916
Total	$23,255	$40,762

(1) The Company’s French subsidiary participates in the French Crédit d’Impôt Recherche program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The R&D tax credits receivable at June 26, 2020 were approximately $17.8 million and are expected to be recoverable from 2021 through 2023. See “Other long-term assets”.

(2) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

	June 26, 2020	December 31, 2019
Property and equipment, net:
Machinery and equipment	$73,508	$75,229
Capitalized software	35,027	34,190
Construction in progress*	25,549	5,506
Leasehold improvements	15,674	15,170
Furniture and fixtures	8,939	6,036
Property and equipment, gross	158,697	136,131
Less: accumulated depreciation and amortization	(117,356)	(113,203)
Total	$41,341	$22,928

*During fiscal 2019, the Company entered into a lease for a new facility which will become the Company’s new headquarters in 2020. The new lease commenced in May 2019, as the facility was made available to the Company for constructing leasehold improvements. Construction in progress includes $22.9 million for constructing leasehold improvements in the new headquarters facility.

	June 26, 2020	December 31, 2019
Other long-term assets:
French R&D tax credits receivable	$17,843	$15,899
Deferred tax assets	9,958	10,575
Equity investment	3,593	3,593
Other	9,808	11,238
Total	$41,202	$41,305

	June 26, 2020	December 31, 2019
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$16,163	$19,454
Operating lease liability (short-term)	7,995	8,881
Customer deposits	4,767	3,557
Accrued warranty	3,818	4,308
Accrued royalty payments	2,657	2,642
Accrued Avid litigation settlement, current	2,000	2,000
Contingent inventory reserves	1,453	2,208
Others	16,513	19,485
Total	$55,366	$62,535

	June 26, 2020	December 31, 2019
Other non-current liabilities:
Operating lease liability (long-term)	$24,604	$25,766
Deferred revenue (long-term)	7,089	6,333
Others	9,415	9,155
Total	$41,108	$41,254

NOTE 9: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company determined that there was no impairment identified as of June 26, 2020.

The changes in the carrying amount of goodwill for the six months ended June 26, 2020 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2019	$178,982	$60,798	$239,780
Foreign currency translation adjustment, net	67	(31)	36
Balance as of June 26, 2020	$179,049	$60,767	$239,816

Intangible Assets, Net
The following is a summary of intangible assets, net (in thousands):

		June 26, 2020			December 31, 2019
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	n/a	$31,707	$(31,707)	$—	$31,707	$(30,757)	$950
Customer relationships/contracts	0.7	44,588	(42,595)	1,993	44,577	(41,092)	3,485
Trademarks and trade names	n/a	611	(611)	—	609	(583)	26
Maintenance agreements and related relationships	n/a	5,500	(5,500)	—	5,500	(5,500)	—
Order backlog	n/a	3,089	(3,089)	—	3,085	(3,085)	—
Total identifiable intangibles, net		$85,495	$(83,502)	$1,993	$85,478	$(81,017)	$4,461

Amortization expense for the identifiable purchased intangible assets for the three and six months ended June 26, 2020 and June 28, 2019 was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Included in cost of revenue	$65	$1,295	$950	$2,590
Included in operating expenses	742	784	1,512	1,572
Total amortization expense	$807	$2,079	$2,462	$4,162

The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2020 (remaining six months)	$—	$1,495	$1,495
2021	—	498	498
Total future amortization expense	$—	$1,993	$1,993

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

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Restructuring and related charges in:
Cost of revenue	$2	$91	$(71)	$392
Operating expenses - Restructuring and related charges	82	276	758	333
Total restructuring and related charges	$84	$367	$687	$725

As of June 26, 2020 and December 31, 2019, the Company’s total restructuring liability was $2.4 million and $4.9 million, respectively, of which $1.6 million and $1.5 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $0.8 million and $3.4 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s restructuring plans during the six months ended June 26, 2020 (in thousands):

	Excess facilities	Severance and benefits	French VDP	Others	Total
Balance at December 31, 2019	$720	$3,294	$806	$30	$4,850
Charges for current period	—	591	49	47	687
Cash payments	(642)	(1,653)	(650)	(30)	(2,975)
Others	—	(164)	(41)	—	(205)
Balance at June 26, 2020	$78	$2,068	$164	$47	$2,357

NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND FINANCE LEASES
4.375% Convertible Senior Notes due 2022
In June 2020, the Company issued the 2022 Notes with an aggregate principal amount of $37.7 million in a non-cash exchange for its 2020 Notes with an equal principal amount pursuant to an indenture, dated June 2, 2020 (the “2022 Notes Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The 2022 Notes bear interest at a rate of 4.375% per year, payable in cash on June 1 and December 1 of each year, commencing December 1, 2020. The 2022 Notes will mature on December 1, 2022, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.

The 2022 Notes are convertible into cash, shares of the Company’s common stock, par value $0.001 (“Common Stock”), or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of 2020 Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances as set forth in the 2022 Notes Indenture.

Prior to the close of business on the business day immediately preceding September 1, 2022, the 2022 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 26, 2020 (and only during such fiscal quarter), if the last reported sale price of Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Common Stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2022 Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.

As the 2022 Notes were issued in exchange for the 2020 Notes, which was accounted for as an extinguishment, the 2022 Notes were initially accounted for at fair value, which was estimated to be $44.4 million. In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2022 Notes was initially valued at $8.3 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The remaining amount of $36.0 million, which represents the fair value of the liability component of the 2022 Notes, was recorded as the initial carrying value of the 2022 Notes. The initial debt discount on the 2022 Notes is $1.7 million, calculated as the difference between the stated principal amount of $37.7 million and the initial carrying value of the liability component of $36.0 million. The debt discount is being amortized to interest expense at the effective interest rate over the contractual terms of the 2022 Notes. The following table presents the components of the 2022 Notes as of June 26, 2020 (in thousands, except for years and percentages):

June 26, 2020
Liability:
Principal amount	$37,707
Less: Debt discount, net of amortization	(1,681)
Less: Debt issuance costs, net of amortization	(527)
Carrying amount	$35,499
Remaining amortization period (years)	2.4
Effective interest rate on liability component	6.95%

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

In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2024 Notes was valued at $24.9 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2024 Notes is being amortized to interest expense at the effective interest rate over the contractual term of the 2024 Notes. The following table presents the components of the 2024 Notes as of June 26, 2020 and December 31, 2019 (in thousands, except for years and percentages):

	June 26, 2020	December 31, 2019
Liability:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	(21,517)	(23,652)
Less: Debt issuance costs, net of amortization	(2,928)	(3,219)
Carrying amount	$91,055	$88,629
Remaining amortization period (years)	4.2	4.7
Effective interest rate on liability component	7.95%	7.95%

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

In June 2020, the Company exchanged $37.7 million in aggregate principal amount of the 2020 Notes for $37.7 million in aggregate principal amount of its 2022 Notes. Following the exchange, there is a total of $8.1 million aggregate principal amount of the 2020 Notes remaining outstanding. The exchange of the 2020 Notes was accounted for as a debt extinguishment. The fair value of the consideration transferred in the form of the 2022 Notes of $44.4 million was allocated between the equity and liability components of the 2020 Notes by determining the fair value of the liability component immediately prior to the extinguishment, which was $37.4 million. The remaining amount of $7.0 million was allocated to additional paid-in capital.
The exchange of the 2020 Notes resulted in the recognition of a $0.8 million loss on debt extinguishment for the three and six months ended June 26, 2020 which is recorded in “loss on debt extinguishment” in the Condensed Consolidated Statement of Operations.

The remaining 2020 Notes are convertible into cash, shares of the Common Stock, or a combination thereof, at the Company’s election, at a conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of 2020 Notes (which is equivalent to a conversion price of approximately $5.75 per share). The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances, in each case, as set forth in the 2020 Notes Indenture.
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
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the issuance of the 2020 Notes was initially valued at $26.1 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2020 Notes is being amortized to interest expense at the effective interest rate over the contractual terms of the 2020 Notes. The following table presents the components of the 2020 Notes as of June 26, 2020 and December 31, 2019 (in thousands, except for years and percentages):

	June 26, 2020	December 31, 2019
Liability:
Principal amount	$8,053	$45,785
Less: Debt discount, net of amortization	(177)	(2,151)
Less: Debt issuance costs, net of amortization	(21)	(259)
Carrying amount	$7,855	$43,375
Remaining amortization period (years)	0.4	0.9
Effective interest rate on liability component	9.94%	9.94%

The 2020 Notes, the 2022 Notes or the 2024 Notes become convertible during a fiscal quarter when the last reported sale price of the Common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the respective notes on each applicable trading day. When this occurs, the Company reclassifies the unamortized debt discount for the applicable notes from “Additional paid-in-capital” to convertible debt in the mezzanine equity section in the Condensed Consolidated Balance Sheet as of that period end. The 2020 Notes were convertible during the fiscal quarter ended March 27, 2020, as this condition had been met. As of June 26, 2020, the 2020 Notes were no longer convertible as neither this condition nor any of the other circumstances which would make the 2020 Notes convertible had been satisfied. The 2022 Notes and the 2024 Notes were not convertible as of June 26, 2020 or during any prior fiscal quarters.

The following table presents interest expense recognized for the 2020 Notes, 2022 Notes and the 2024 Notes (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Contractual interest expense	$1,036	$1,282	$2,071	$2,565
Amortization of debt discount	1,560	1,479	3,183	2,912
Amortization of debt issuance costs	214	178	426	350
Total interest expense recognized	$2,810	$2,939	$5,680	$5,827

Other Debts and Finance Leases

The Company has a variety of debt and credit facilities primarily in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below (in thousands):

	June 26, 2020	December 31, 2019
Financing from French government agencies related to various government incentive programs (1)	$13,991	$16,566
Relief loans (2)	6,131	—
Term loans	173	587
Obligations under finance leases	22	71
Total debt obligations	20,317	17,224
Less: current portion	(6,323)	(6,713)
Long-term portion	$13,994	$10,511
(1) As of June 26, 2020 and December 31, 2019, loans backed by French R&D tax credit receivables were $12.5 million and $15.1 million, respectively. As of June 26, 2020, the French Subsidiary had an aggregate of $17.8 million of R&D tax credit receivables from the French government from 2021 through 2023. See Note 8, “Balance Sheet Components” for additional information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2021 through 2023. The remaining loans of $1.5 million at June 26, 2020, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2020 through 2025.
(2) Refer to the below section “Relief Loans” for the description of these loans.

Future minimum repayments

The table below presents the future minimum repayments of debts and finance lease obligations in France as of June 26, 2020 (in thousands):

Years ending December 31,	Finance lease obligations	Other Debt obligations
2020 (remaining six months)	$—	$488
2021	22	10,768
2022	—	4,885
2023	—	3,416
2024	—	112
Thereafter	—	626
Total	$22	$20,295

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of June 26, 2020, the Company was in compliance with the covenants under the Credit Agreement.

As of June 26, 2020, there was $0.3 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement as of June 26, 2020.

As of June 26, 2020, the Company has security for letters of credit which are unsecured in the amount of $2.3 million.

Relief Loans

In June 2020, Harmonic France was granted a loan from Société Générale S.A. (the “SG Loan”) in the aggregate amount of 5,000,000 Euros, pursuant to a state guarantee program introduced in March 2020 to provide relief to companies from the financial consequences of the COVID-19 pandemic. The SG Loan initially matures in 12 months (with an option to extend for up to five years) and bears an effective interest rate of 0.51% per annum payable annually. The SG Loan may be repaid at any time prior to maturity with no repayment penalties. There are no restrictions on the use of funds from the SG Loan. The purpose of the funds from the SG Loan is to allow the preservation of activity and employment in France. As of June 26, 2020, there was $5.6 million outstanding under the loan, which is recorded in “Other debts and finance lease obligations, current” in the Condensed Consolidated Balance Sheets.

In April 2020, Harmonic International GmbH was granted a loan of CHF 500,000 from UBS Switzerland AG (the “UBS Loan”) in accordance with Article 3 of the COVID-19 joint security regulation with an initial maturity of five years. The exclusive purpose of the UBS Loan is to guarantee the Company’s current liability requirements. The UBS Loan does not bear any interest. The UBS Loan is to be repaid in full no later than April 8, 2025. As of June 26, 2020, there was $0.5 million outstanding under the loan, which is recorded in “Other debts and finance lease obligations, long-term” in the Condensed Consolidated Balance Sheets.

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 13, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2019 Form 10-K for details pertaining to each plan.

As of June 26, 2020, there were 0.8 million and 2.8 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the six months ended June 26, 2020 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,888	$5.83
Exercised	(127)	5.78
Canceled or expired	(203)	5.78
Balance at June 26, 2020	1,558	5.84	1.68	$655.80

Vested and exercisable	1,558	5.84	1.68	$655.80

The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the six months ended June 26, 2020.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the six months ended June 26, 2020 and June 28, 2019, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information during the six months ended June 26, 2020 (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	3,601	$5.18
Granted	2,797	5.85
Vested	(2,128)	5.42
Forfeited	(257)	3.89
Balance at June 26, 2020	4,013	5.60

Performance- and Market-based awards
The Company settled a portion of its incentive bonus payments to eligible employees by issuing performance-based RSU awards (“PRSUs”) from the 1995 Stock Plan. The Company granted 472,247 shares of PRSUs to certain employees for the six months ended June 26, 2020, all of which were fully vested at the time of grant for the purpose of settling amounts earned under the Company’s 2019 incentive bonus plans. The stock-based compensation recognized for these PRSUs was $3.0 million for the six months ended June 26, 2020. There were no PRSUs issued for purposes of settling amounts earned under the Company's incentive plans in the six months ended June 28, 2019.

In the first quarter of 2020, the Company granted 67,910 PRSUs to certain key executives that are expected to vest by the end of fiscal 2020. The vesting condition for these PRSUs include achievement of certain financial operating goals. The stock-based compensation recognized for all PRSUs which vest according to achievement of certain financial operating goals for the three and six months ended June 26, 2020 was $0.1 million and $0.4 million. The unrecognized stock-based compensation of the PRSUs as of June 26, 2020 was $0.2 million which includes $0.1 million of unrecognized expense from PRSUs granted in 2019. A total of 85,000 PRSUs were granted in 2019, out of which 40,000 shares have vested as of June 26, 2020.

In the first quarter of 2020, the Company granted 182,830 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to a key executive that is expected to vest during a three-year period. The vesting condition for the MRSUs include performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index. The aggregate grant-date fair value of these shares was estimated to be $1.1 million using a Monte-Carlo simulation valuation method. The stock-based compensation recognized for all MRSUs for the three and six months ended June 26, 2020 was $0.2 million and $0.3 million. The unrecognized stock-based compensation of the MRSUs as of June 26, 2020 was $1.6 million which includes $0.6 million of unrecognized expense from MRSUs granted in 2019. None of these MRSUs had vested as of June 26, 2020. The stock-based compensation recognized for the MRSUs for the three and six months ended June 28, 2019 was $0.1 million. The unrecognized stock-based compensation of the MRSUs as of June 28, 2019 was $1.0 million.

French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of its French subsidiary in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Service cost	$61	$57	$122	$114
Interest cost	9	19	18	39
Net periodic benefit cost	$70	$76	$140	$153

The present value of the Company’s pension obligation as of June 26, 2020 was $5.4 million, of which $0.1 million was reported as a component of “Accrued and other current liabilities” and $5.3 million was reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2019 was $5.3 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the six months ended June 26, 2020 and June 28, 2019 were $203,000 and $208,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Stock-based compensation in:
Cost of revenue	$312	$195	$1,082	$420
Research and development expense	872	582	2,610	1,198
Selling, general and administrative expense	2,364	1,733	6,115	3,005
Total stock-based compensation in operating expense	3,236	2,315	8,725	4,203
Total stock-based compensation	$3,548	$2,510	$9,807	$4,623

As of June 26, 2020, total unrecognized stock-based compensation cost related to unvested RSUs was $19.9 million and is expected to be recognized over a weighted-average period of approximately 1.93 years.
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

	ESPP Purchase Period Ending
	July 1, 2020	July 1, 2019
Expected term (years)	0.5	0.5
Volatility	50%	43%
Risk-free interest rate	1.6%	2.5%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$2.26	$1.31

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

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Loss before income taxes	$(13,823)	$(11,148)	$(35,048)	$(22,773)
Provision for income taxes	1,578	697	2,307	378
Effective income tax rate	(11.4)%	(6.3)%	(6.6)%	(1.7)%

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
The Company's effective income tax rate of (6.6)% for the six months ended June 26, 2020 was different from the U.S. federal statutory rate of 21%, primarily due to the full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions.

The Company's effective income tax rate of (1.7)% for the six months ended June 28, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the six months ended June 28, 2019, the Company recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of its foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from the Company receiving a favorable tax ruling during the period.

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
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No.3 (2015), concluding that parties in an intercompany cost-sharing arrangement are not required to share stock-based compensation expenses. On June 7, 2019, the Ninth Circuit overturned the earlier Tax Court decision and ruled to include share-based compensation in the cost sharing pool. On July 22, 2019, Altera Corp. filed a petition for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit, which was denied on November 12, 2019. Altera filed a petition for a writ of certiorari on February 10, 2020 asking the Supreme Court to review the Ninth Circuit Court of Appeals' decision which was denied on June 22, 2020. The Company has not changed its historical position of including share-based compensation in the cost base consistent with the Ninth Circuit’s ruling.

As of June 26, 2020, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.0 million, of which $15.7 million would affect the Company’s effective tax rate if the benefits are eventually recognized, subject to valuation allowance considerations. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense on the Condensed Consolidated Statements of Operations. The net interest and penalty charges recorded as of June 26, 2020 were not material.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” was signed into law. The new legislation includes a number of income tax provisions applicable to individuals and businesses. The Company recognized the effect of the tax law changes in the period of enactment for the three months ended March 27, 2020, such as the reclassification of the long-term receivable of $0.5 million for the alternative minimum tax credit refund to short term receivable.

NOTE 14: NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Numerator:
Net loss	$(15,401)	$(11,845)	$(37,355)	$(23,151)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	96,727	88,931	96,255	88,554
Net loss per share:
Basic and diluted	$(0.16)	$(0.13)	$(0.39)	$(0.26)

Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 26, 2020 and June 28, 2019, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the periods presented. The following table sets forth the potential weighted common shares outstanding and the anti-dilutive weighted shares that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Stock options	1,558	2,664	1,677	2,803
RSUs	2,963	2,668	2,931	2,534
Stock purchase rights under the ESPP	581	509	512	499
Convertible Debt	—	—	584	—
Warrants (1)	—	1,954	—	1,954
Total	5,102	7,795	5,704	7,790

(1) See Note 15, “Warrants” for additional information.

The Company’s intent is to settle the principal amount of the 2020 Notes, the 2022 Notes and the 2024 Notes in cash. The treasury stock method is used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.

•
The conversion spread of 1,400,522 shares will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share for the 2020 Notes.

•
The conversion spread of 6,557,739 shares will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share for the 2022 Notes.

•
The conversion spread of 13,337,182 shares will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $8.66 per share for the 2024 Notes.

See Note 11, “Convertible Notes, Other Debts and Finance Leases” for additional information on the 2020 Notes, the 2022 Notes and the 2024 Notes.

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

During the three and six months ended June 26, 2020, the Company recorded $0.4 million and $0.8 million, respectively, as a reduction to net revenues in connection with amortization of the Warrant. During the three and six months ended June 28, 2019, the Company recorded $23 thousand and $48 thousand, respectively, as a reduction to net revenues in connection with amortization of the Warrant.

NOTE 16: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s Chief Operating Decision Maker (the “CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on the Company’s internal reporting structure, the Company consists of two operating segments: Video and Cable Access. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications Pay-TV service providers. The Cable Access segment provides cable access solutions and related services to cable operators globally.
The following table provides summary financial information by reportable segment (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Video
Revenue	$47,453	$71,625	$101,825	$138,801
Gross profit	26,024	41,444	53,931	80,046
Operating income (loss)	(4,237)	4,459	(10,504)	6,427
Cable Access
Revenue	$26,541	$13,240	$50,586	$26,170
Gross profit	12,128	4,063	22,542	9,131
Operating loss	(878)	(7,266)	(4,143)	(13,088)
Total
Revenue	$73,994	$84,865	$152,411	$164,971
Gross profit	38,152	45,507	76,473	89,177
Operating loss	$(5,115)	$(2,807)	$(14,647)	$(6,661)

A reconciliation of the Company’s consolidated segment operating loss to consolidated loss before income taxes is as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Total segment operating loss	$(5,115)	$(2,807)	$(14,647)	$(6,661)
Unallocated corporate expenses	(84)	(368)	(687)	(726)
Stock-based compensation	(3,548)	(2,510)	(9,807)	(4,623)
Amortization of intangibles	(807)	(2,079)	(2,462)	(4,162)
Loss from operations	(9,554)	(7,764)	(27,603)	(16,172)
Non-operating expense, net	(4,269)	(3,384)	(7,445)	(6,601)
Loss before income taxes	$(13,823)	$(11,148)	$(35,048)	$(22,773)

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

Geographic Information

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Revenue (in thousands) (1)
United States	$35,223	$35,710	$69,626	$65,825
Other Countries	38,771	49,155	82,785	99,146
Total	$73,994	$84,865	$152,411	$164,971

(1)  Revenue is attributed to countries based on the location of the customer.

Market Information

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Market (in thousands)
Service Provider	$42,169	$43,438	$85,928	$87,650
Broadcast and Media	31,825	41,427	66,483	77,321
Total	$73,994	$84,865	$152,411	$164,971

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

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Balance at beginning of period	$3,744	$4,587	$4,314	$4,869
Accrual for current period warranties	1,013	1,570	1,669	2,973
Warranty costs incurred	(939)	(1,355)	(2,165)	(3,040)
Balance at end of period	$3,818	$4,802	$3,818	$4,802

Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. The Company had approximately $52.5 million of non-cancelable commitments to purchase inventories and other commitments as of June 26, 2020.
Standby Letters of Credit and Guarantees
As of June 26, 2020 and December 31, 2019, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.7 million, consisting of building leases and performance bonds issued to customers.
As of June 26, 2020 and December 31, 2019, there were $0.3 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement as of June 26, 2020 and December 31, 2019.

During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.3 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of June 26, 2020 and December 31, 2019, respectively.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through June 26, 2020.

Legal proceedings
From time to time, the Company is involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, audits of royalty payments for licensed technology and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably probable losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

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
The worldwide spread of COVID-19 has resulted in public health responses in affected regions, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders, which have caused a global slowdown of economic activity and negatively impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators. In our Video segment, sales of video appliances and integration fell following the spread of COVID-19 as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed. We expect that the COVID-19 pandemic will continue to have a material impact on our results of operations.
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
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three and six months ended June 26, 2020 accounted for 48% and 46% of our net revenue, respectively, compared to 42% and 39% for the corresponding periods in 2019. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and six months ended June 26, 2020, Comcast accounted for 19% and 18% of our revenue, respectively. During the three months ended June 28, 2019, Comcast accounted for 10% of our net revenue. During the six months ended June 28, 2019, no single customer accounted for more than 10% of our net revenue. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $10.9 million, or 13%, in the three months ended June 26, 2020, compared to the corresponding period in 2019, primarily due to a decrease in Video segment revenue of $24.2 million, partially offset by an increase of $13.3 million in Cable Access segment revenue. Our net revenue decreased $12.6 million, or 8%, in the six months ended June 26, 2020, compared to the corresponding period in 2019, primarily due to a decrease in Video segment revenue of $37.0 million, partially offset by an increase of $24.4 million in Cable Access segment revenue. Our Video business was impacted by the COVID-19 pandemic, as we experienced reduced appliance demand beginning in March. Additionally, as anticipated, the ongoing transition from video appliances to SaaS also contributed to the year-over-year reduction in segment revenue. The increase in Cable Access segment revenue year-over-year is primarily due to significant progress ramping CableOS over the past year.
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
Our Cable Access strategy is to continue to deliver software-based cable access technologies, which we refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based cable access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, distributed Remote PHY or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our CableOS solutions resolve space and power constraints in cable operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and will help us become a major player in the cable access market. In the meantime, we believe our Cable Access segment is gaining momentum in the marketplace as our customers have begun to adopt new virtualized DOCSIS 3.1 CMTS solutions and distributed access architectures. While we are in the early stages of field trials and deployments and may experience near-term challenges, we continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements though we expect this progress to slow in the near term as customers delay their spending activity in light of the global economic uncertainty due to COVID-19.
As the timing of our customers’ investment decisions can be uncertain, we have implemented restructuring plans to better align the Company’s resources and strategic goals. We continue to focus on expense controls on a company-wide basis. (See Note 10, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
Our aggregate balance of cash and cash equivalents as of June 26, 2020 was $77.7 million. During the six months ended June 26, 2020, we used $0.9 million of cash from operating activities. In 2019, we refinanced a portion of our 4.00% Convertible Senior Notes due 2020 (the “2020 Notes”) by issuing 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”). During the three months ended June 26, 2020, we exchanged $37.7 million of the 2020 Notes for 4.375% Convertible Senior Notes due 2022 (the “2022 Notes”). Additionally, during the three months ended June 26, 2020, we received $5.6 million from Société Générale S.A. in France and $0.5 million from UBS Switzerland AG in Switzerland in connection with relief loan programs related to the COVID-19 pandemic. We also entered into a $25 million revolving loan facility with JPMorgan Chase Bank, N.A., in October 2019, which has not been used to withdraw any cash as of June 26, 2020. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 4, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained.

Our critical accounting policies, judgments and estimates are disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the six months ended June 26, 2020 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue
The following table presents the breakdown of revenue by segment for the three and six months ended June 26, 2020 and June 28, 2019 (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Segment:
Video	$47,453	$71,625	$(24,172)	(34)%	$101,825	$138,801	$(36,976)	(27)%
Cable Access	26,541	13,263	13,278	100%	50,586	26,218	24,368	93%
Total segment revenue	73,994	84,888	(10,894)	(13)%	152,411	165,019	(12,608)	(8)%
Amortization of warrants	—	(23)	23	(100)%	—	(48)	48	(100)%
Total net revenue	$73,994	$84,865	$(10,871)	(13)%	$152,411	$164,971	$(12,560)	(8)%

Segment revenue as a % of total segment revenue:
Video	64%	84%			67%	84%
Cable Access	36%	16%			33%	16%
The following table presents the breakdown of revenue by geographical region for the three and six months ended June 26, 2020 and June 28, 2019 (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Geography:
Americas	$42,307	$42,437	$(130)	—%	$79,957	$76,625	$3,332	4%
EMEA	24,714	25,203	(489)	(2)%	52,530	53,281	(751)	(1)%
APAC	6,973	17,225	(10,252)	(60)%	19,924	35,065	(15,141)	(43)%
Total net revenue	$73,994	$84,865	$(10,871)	(13)%	$152,411	$164,971	$(12,560)	(8)%

Regional revenue as a % of total net revenue:
Americas	58%	50%			53%	47%
EMEA	33%	30%			34%	32%
APAC	9%	20%			13%	21%
Our Video segment net revenue decreased 34% and 27% in the three and six months ended June 26, 2020, respectively, compared to the corresponding periods in 2019, which was largely due to the impact from the COVID-19 pandemic, as we experienced reduced appliance demand beginning in March 2020. Additionally, as anticipated, the ongoing transition from video appliances to SaaS also contributed to the year-over-year reduction in segment revenue.
Our Cable Access segment net revenue increased 100% and 93% in the three and six months ended June 26, 2020, respectively, compared to the corresponding periods in 2019. The increase in Cable Access segment revenue year-over-year is primarily due to significant progress ramping CableOS over the past year.
Net revenue in the Americas in the three months ended June 26, 2020 was relatively flat compared to the corresponding period in 2019. Net revenue in the Americas increased 4% in the six months ended June 26, 2020 compared to the corresponding period in 2019 primarily due to the growing success of our CableOS solutions.

EMEA net revenue decreased 2% and 1% in the three and six months ended June 26, 2020, respectively, compared to the corresponding periods in 2019, primarily due to a decrease in Video appliance revenue as a result of the COVID-19 pandemic, offset by the ramping of our CableOS solutions in the region.

APAC net revenue decreased 60% and 43% in the three and six months ended June 26, 2020, respectively, compared to the corresponding periods in 2019, primarily due to the impacts of the COVID-19 pandemic being felt throughout APAC as shutdowns continued in the region resulting in a decrease in Video appliance revenue.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and six months ended June 26, 2020 and June 28, 2019 (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Gross profit	$37,773	$43,928	$(6,155)	(14)%	$74,511	$85,777	$(11,266)	(13)%
As a percentage of net revenue (“gross margin”)	51.0%	51.8%	(0.8)%		48.9%	52.0%	(3.1)%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Gross profit in the three and six months ended June 26, 2020 decreased 14% and 13%, respectively, compared to the corresponding periods in 2019 primarily due to the impact of COVID-19 resulting in lower contribution from high-margin appliance and integration services. The decrease in Video segment margins were partially offset by an improvement of Cable Access margins as a result of improved software mix and improving hardware margins.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and six months ended June 26, 2020 and June 28, 2019 (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Research and development	$19,498	$21,313	$(1,815)	(9)%	$41,621	$42,714	$(1,093)	(3)%
As a percentage of net revenue	26.4%	25.1%			27.3%	25.9%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses decreased 9% and 3% in the three and six months ended June 26, 2020, respectively, compared to the corresponding periods 2019, primarily due to our continuing transformation from a capital-intensive hardware development model to a predominantly software development model, and lower travel and entertainment expenses as a result of the COVID-19 pandemic. This decrease was partially offset by an increase in stock-based compensation due to the timing of certain grants.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and six months ended June 26, 2020 and June 28, 2019 (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Selling, general and administrative	$27,005	$29,319	$(2,314)	(8)%	$58,223	$57,330	$893	2%
As a percentage of net revenue	36.5%	34.5%			38.2%	34.8%
Selling, general and administrative expenses decreased 8% and increased 2% in the three and six months ended June 26, 2020, respectively, compared to the corresponding periods in 2019. The decrease in three months ended June 26, 2020 is primarily due to lower travel and entertainment expenses due to the COVID-19 pandemic and lower commissions due to lower revenue and gross profit, partially offset by an increase in stock-based compensation. The increase in six months ended June 26, 2020 is due to higher stock-based compensation expense related to performance-based RSUs and higher outside services costs, partially offset by lower travel and entertainment expenses due to the COVID-19 pandemic.

Segment Operating Loss
The following table presents a breakdown of operating income (loss) by segment for the three and six months ended June 26, 2020 and June 28, 2019 (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Video	$(4,237)	$4,459	$(8,696)	(195)%	$(10,504)	$6,427	$(16,931)	(263)%
Cable Access	(878)	(7,243)	6,365	(88)%	(4,143)	(13,040)	8,897	(68)%
Total segment operating loss	$(5,115)	$(2,784)	$(2,331)	84%	$(14,647)	$(6,613)	$(8,034)	121%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	(8.9)%	6.2%	(15.1)%		(10.3)%	4.6%	(14.9)%
Cable Access	(3.3)%	(54.6)%	51.3%		(8.2)%	(49.7)%	41.5%
The operating margin for the Video segment in the three and six months ended June 26, 2020 decreased 15.1% and 14.9%, respectively, compared to the corresponding periods in 2019 primarily due to the decrease in gross profits, partially offset by lower research and development, selling, general and administrative expenses.
The operating margin for the Cable Access segment increased 51.3% and 41.5% in the three and six months ended June 26, 2020, respectively, compared to the corresponding periods in 2019, primarily due to significant progress ramping CableOS over the past year and improvement of Cable Access margins as a result of improved software mix and improving hardware margins.

The following table presents a reconciliation of total segment operating loss to consolidated loss before income taxes (in thousands):

	Three months ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Total segment operating loss	$(5,115)	$(2,784)	$(14,647)	$(6,613)
Amortization of warrants	—	(23)	—	(48)
Unallocated corporate expenses	(84)	(368)	(687)	(726)
Stock-based compensation	(3,548)	(2,510)	(9,807)	(4,623)
Amortization of intangibles	(807)	(2,079)	(2,462)	(4,162)
Loss from operations	(9,554)	(7,764)	(27,603)	(16,172)
Non-operating expense, net	(4,269)	(3,384)	(7,445)	(6,601)
Loss before income taxes	$(13,823)	$(11,148)	$(35,048)	$(22,773)
Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges and certain other non-recurring charges to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and six months ended June 26, 2020 and June 28, 2019 (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Amortization of intangibles	$742	$784	$(42)	(5)%	$1,512	$1,572	$(60)	(4)%
As a percentage of net revenue	1.0%	0.9%			1.0%	1.0%
The amortization of intangibles expense in the three and six months ended June 26, 2020 remained relatively flat compared to the corresponding periods in 2019.

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
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Restructuring and related charges in:
Cost of revenue	$2	$91	$(89)	(98)%	$(71)	$392	(463)	(118)%
Operating expenses-Restructuring and related charges	82	276	(194)	(70)%	758	333	425	128%
Total restructuring and related charges	$84	$367	$(283)	(77)%	$687	$725	(38)	(5)%
Restructuring and related charges in the three and six months ended June 26, 2020 decreased by 77% and 5%, respectively, compared to the corresponding periods in 2019 primarily due to lower severance and employee benefit costs recorded in conjunction with restructuring activities during the second quarter of fiscal 2020.

Interest Expense, Net
Interest expense, net was $3.1 million and $6.0 million in each of the three and six months ended June 26, 2020, respectively. Interest expense, net was $3.0 million and $5.9 million in each of the three and six months ended June 28, 2019, respectively. Interest expense, net remained consistent compared to the corresponding periods in 2019, primarily because the higher amortization of debt discount and issuance costs for the 2024 Notes issued in September 2019 and the 2022 Notes issued in June 2020, was offset by lower interest due to the partial repurchase of the 2020 Notes during 2019. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

Loss on Debt Extinguishment
The loss on debt extinguishment of $0.8 million in the three and six months ended June 26, 2020, relates to the exchange of a portion of the 2020 Notes in June 2020. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

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

Other expense, net was $0.4 million and $0.6 million for the three and six months ended June 26, 2020, respectively, which remained relatively consistent with the prior periods in 2019, at $0.4 million and $0.7 million for the three and six months ended June 28, 2019, respectively.

To mitigate the volatility related to fluctuations in foreign exchange rates, we enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 3 of this Quarterly Report on Form 10-Q for additional information.

Income Taxes
The following table presents the provision for income taxes and the effective income tax rate for the three and six months ended June 26, 2020 and June 28, 2019 (in thousands, except percentages):

	Three months ended				Six months ended
	June 26, 2020	June 28, 2019	Q2 FY20 vs Q2 FY19		June 26, 2020	June 28, 2019	Q2 FY20 YTD vs Q2 FY19 YTD
Provision for income taxes	$1,578	$697	$881	126%	$2,307	$378	$1,929	510%
Effective income tax rate	(11.4)%	(6.3)%			(6.6)%	(1.7)%
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

Our effective income tax rate of (6.6)% for the six months ended June 26, 2020 was different from the U.S. federal statutory rate of 21%, primarily due to the full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions.

Our effective income tax rate of (1.7)% for the six months ended June 28, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to the geographical mix of income and losses, the full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the six months ended June 28, 2019, we recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of our foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from receiving a favorable tax ruling during the period.

Liquidity and Capital Resources
As of June 26, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $77.7 million, net accounts receivable of $74.8 million, our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A., and financing from French government agencies.

In June 2020, we exchanged $37.7 million in aggregate principal amount of the 2020 Notes for $37.7 million in aggregate principal amount of the 2022 Notes. The 2022 Notes bear interest at a rate of 4.375% per year, payable in cash on June 1 and December 1 of each year, commencing December 1, 2020. As of June 26, 2020, we had $115.5 million in principal amount 2024 Notes outstanding, bearing interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year which are due on September 1, 2024, and $8.1 million in principal amount of 2020 Notes outstanding, bearing interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year which are due on December 1, 2020. We also had debt with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $14.2 million at June 26, 2020. During the three months ended June 26, 2020, we received $5.6 million from Société Générale S.A. in France and $0.5 million from UBS Switzerland AG in Switzerland in connection with relief loan programs related to the COVID-19 pandemic. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

During the three and six months ended June 26, 2020, we also deferred $0.8 million in employer’s share of payroll taxes incurred from March 27, 2020 to December 31, 2020 under the “Coronavirus Aid, Relief, and Economic Security” Act that was signed into law in the United States on March 27, 2020.

Our cash and cash equivalents of $77.7 million as of June 26, 2020 consisted of bank deposits held throughout the world, of which $64.7 million of the cash and cash equivalents balance was held outside of the U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our cash and cash equivalents of $77.7 million at June 26, 2020 and available sources of liquidity will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, take advantage of unanticipated strategic opportunities or strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. The impacts of the COVID-19 pandemic have reduced the availability and attractiveness of external funding sources, and we expect that until financial market conditions stabilize, accessing new financing could be challenging or at elevated costs. Additional funds may not be available on terms favorable to us or at all.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended
	June 26, 2020	June 28, 2019
Net cash provided by (used in):
Operating activities	$890	$(4,646)
Investing activities	(20,753)	(2,939)
Financing activities	4,947	(340)
Effect of foreign exchange rate changes on cash and cash equivalents	(398)	—
Net decrease in cash and cash equivalents	$(15,314)	$(7,925)

Operating Activities
Net cash provided by operating activities increased $5.5 million in the six months ended June 26, 2020, compared to the corresponding period in 2019, primarily due to higher cash generated from working capital, offset by an increase in net loss.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including the impact of COVID-19 on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased $17.8 million in the six months ended June 26, 2020, compared to the corresponding period in 2019, due to an increase in purchases of property and equipment primarily relating to the new headquarters which is under construction.
Financing Activities
Net cash provided by financing activities increased $5.3 million in the six months ended June 26, 2020, compared to the corresponding period in 2019, primarily due to increase in government loans and higher proceeds from the exercise of options partially offset by higher repayment of debt and tax withholding obligations related to net share settlements of restricted stock units and higher repayment of debt.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of June 26, 2020 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2020 (Remaining six months)	2021 and 2022	2023 and 2024	Thereafter
Convertible debt	$161,260	$8,053	$37,707	$115,500	$—
Operating leases	43,839	4,866	12,061	9,205	17,707
Purchase commitments	52,503	34,335	17,944	224	—
French debt and other debt	20,295	488	15,653	3,528	626
Interest on convertible debt	14,671	2,132	7,919	4,620	—
Other commitments (1)	1,954	713	1,190	51	—
Avid litigation settlement fees	2,000	2,000	—	—	—
French VDP Obligations	164	164	—	—	—
Finance lease	22	—	22	—	—
Total contractual obligations	$296,708	$52,751	$92,496	$133,128	$18,333
Other commercial commitments:
Standby letters of credit	$2,563	$2,068	$495	$—	$—
Total commercial commitments	$2,563	$2,068	$495	$—	$—

(1) Primarily includes variable lease payments that do not depend on an index or rate, or usage of an underlying asset, and payments associated with lease arrangements with an initial term of twelve months or less.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 26, 2020.

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

Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 95% of our consolidated net revenue in the six months ended June 26, 2020, recorded net billings denominated in foreign currencies of approximately 25% of total company billings in the six months ended June 26, 2020, compared to 17% in the corresponding period in 2019. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	June 26, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Purchase	$24,415	$14,806
Sell	$1,451	$2,629

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests. The aggregate debt balance of such instruments at June 26, 2020 was $12.5 million, which are primarily financed by French government agencies. These debt instruments have maturities ranging from one to three years, with expiries ranging from 2021 through 2023. A majority of the loans are tied to the 1-month EURIBOR rate plus spread. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of June 26, 2020, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of June 26, 2020, we had $8.1 million aggregate principal amount of the 2020 Notes outstanding, which have a fixed 4.0% coupon rate, $37.7 million aggregate principal amount of the 2022 Notes which have a fixed 4.375% coupon rate, and
$115.5 million aggregate principal amount of the 2024 Notes outstanding, which have a fixed 2.0% coupon rate. Additionally, during the three months ended June 26, 2020, we received $5.6 million from Société Générale S.A. in France which bears an effective interest rate of 0.51% per annum, and $0.5 million from UBS Switzerland AG in Switzerland which does not bear any interest, in connection with relief loan programs related to the COVID-19 pandemic.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended June 26, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although most of our employees are working remotely due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, audits of royalty payments for licensed technology and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. While certain matters to which we are a party may specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.
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

Many of the public health measures in response to the COVID-19 pandemic were implemented in March 2020, and thus have had a more significant impact on our operating results for the quarter ended June 26, 2020 as compared to the quarter ended March 27, 2020. We expect to continue to see impacts in the second half of the year. The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences are uncertain, rapidly changing and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our customers and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: government, business and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, prohibitions on, or voluntary cancellation of, large gatherings of people and social distancing requirements, and modified workplace activities); the impact of the pandemic and actions taken in response local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, including the impact of any unsuccessful reopening of economic activity or subsequent outbreaks of COVID-19. As a result of the uncertainty and disrupted market conditions due to the COVID-19 pandemic, our business, operating results and financial condition has been and may continue to be adversely affected.

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

Our competitors in our Video business include CommScope, Synamedia and MediaKind. In certain product lines, our competitors include companies such as ATEME and Elemental Technologies (an Amazon Web Services company). With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (which has been sold by Belden to a private equity firm) and Imagine Communications. In the OTT market, our competitors include end-to-end online video platforms such as Brightcove and Verizon Digital Media Services, who provide comprehensive OTT infrastructure solutions, some of which overlap with our products and services. Our competitors in our Cable Access business include CommScope, Casa Systems, Cisco Systems and Huawei Technologies.

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

Revenue derived from customers outside of the U.S. for the six months ended June 26, 2020 and June 28, 2019 represented approximately 54%, and 60% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

• business and operational disruptions or delays caused by political, social and/or economic instability and unrest (e.g., Hong Kong), including risks related to terrorist activity, particularly in emerging market countries;

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the six months ended June 26, 2020 and June 28, 2019 accounted for approximately 46% and 39% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the three and six months ended June 26, 2020, Comcast accounted for 19% and 18% of our net revenue. During the three months ended June 28, 2019, Comcast accounted for more than 10% of our net revenue and during the six months ended June 28, 2019, no single customer accounted for more than 10% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of June 26, 2020, we had approximately $239.8 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may not be able to effectively manage our operations.

As of June 26, 2020, we had 809 employees in our international operations, representing approximately 69% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of TVN on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working from home following shelter-in-place orders, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, particularly in Silicon Valley, Israel and Hong Kong where we have significant research and development activities, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality, non-solicitation and ownership of inventions, we generally do not have non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and operating results. Furthermore, a certain portion of our personnel in the U.S. is comprised of foreign nationals whose ability to work for us depends on obtaining the necessary visas. Our ability to hire and retain foreign nationals in the U.S., and their ability to remain and work in the U.S., is affected by various laws and regulations, including limitations on the availability of visas. Changes in U.S. laws or regulations affecting the availability of visas have, and may continue to adversely affect, our ability to hire or retain key personnel and as a result may impair our operations.

We face risks associated with having facilities and employees located in Israel.

As of June 26, 2020, we maintained facilities in Israel with a total of 189 employees, or approximately 16% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $23.9 million and $0.9 million in 2019 and 2018, respectively, against the net deferred tax assets. The increases in valuation allowance in 2019 and 2018 were offset partially by the valuation allowance release of $5.6 million and $1.5 million, respectively. The releases of valuation allowance were associated with our Israel operating subsidiary due to a reduced tax rate as a result of a local tax authority ruling.

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

Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our effective income tax rate will be less than the U.S. federal statutory rate in future periods.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. Also, patent infringement claims and litigation by entities that purchase or control patents, but do not produce goods or services covered by the claims of such patents (so-called “non-practicing entities” or “NPEs”), have increased rapidly over the last decade or so. From time to time, third parties, including NPEs, have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers, and have initiated audits to determine whether we have missed a royalty payment for technology that we license. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us.

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

At June 26, 2020, we held 92 issued U.S. patents and 57 issued foreign patents, and had 58 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Our products are subject to U.S. export control laws, and may be exported outside the U.S. only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) requesting information about transactions involving Iran. The transactions were by the French company Thomson Video Networks, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. Harmonic is fully cooperating in the OFAC investigation. If we are found to have violated U.S. export control laws as a result of the pending OFAC investigation or future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. Additionally, our business and operating results be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.

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

We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $77.7 million at June 26, 2020 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. The impacts of the COVID-19 pandemic have reduced the availability and attractiveness of external funding sources, and we expect that until financial market conditions stabilize, accessing financing could be challenging or at elevated costs. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2020 Notes, the 2022 Notes and the 2024 Notes (together, the “Notes”), or to make cash payments in connection with any conversion of the Notes or in connection with any repurchase of Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus any accrued and unpaid interest thereon, as set forth in the applicable indenture governing the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, including the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

4.1#	Indenture, dated June 2, 2020, between Harmonic Inc. and U.S. Bank National Association.

4.2#	Form of 4.375% Convertible Senior Note due 2022 (included in Exhibit 4.1).

10.1#	First Amendment to Credit Agreement, dated as of May 28, 2020, by and between Harmonic Inc. and JPMorgan Chase Bank, N.A.

10.2	Form of Separation Agreement and Release by and between Harmonic Inc. and Eric Louvet.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) include:

(i) Condensed Consolidated Balance Sheets at June 26, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 26, 2020 and June 28, 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 26, 2020 and June 28, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 26, 2020 and June 28, 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2020 and March June 28, 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
#    Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 2, 2020.
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
Date: August 4, 2020