Form 10-Q
period 2020-09-25
HARMONIC INC
filed 2020-11-02
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 25, 2020

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
2590 Orchard Parkway
San Jose, CA 95131
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 27, 2020 was 97,747,764.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 25, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$70,817	$93,058
Accounts receivable, net	81,353	88,500
Inventories, net	36,802	29,042
Prepaid expenses and other current assets	25,071	40,762
Total current assets	214,043	251,362
Property and equipment, net	41,915	22,928
Operating lease right-of-use assets	24,531	27,491
Goodwill	241,425	239,780
Intangibles, net	1,256	4,461
Other long-term assets	36,252	41,305
Total assets	$559,422	$587,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and finance lease obligations, current	$11,402	$6,713
Accounts payable	31,555	40,933
Income taxes payable	826	1,226
Deferred revenue	42,729	37,117
Accrued and other current liabilities	51,286	62,535
Convertible notes, short-term	7,972	43,375
Total current liabilities	145,770	191,899
Convertible notes, long-term	128,018	88,629
Other debts and finance lease obligations, long-term	9,707	10,511
Income taxes payable, long-term	185	178
Other non-current liabilities	41,204	41,254
Total liabilities	324,884	332,471
Commitments and contingencies (Note 17)
Convertible notes	81	2,410
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 97,732 and 91,875 shares issued and outstanding at September 25, 2020 and December 31, 2019, respectively	98	92
Additional paid-in capital	2,348,638	2,327,359
Accumulated deficit	(2,114,676)	(2,071,940)
Accumulated other comprehensive income (loss)	397	(3,065)
Total stockholders’ equity	234,457	252,446
Total liabilities and stockholders’ equity	$559,422	$587,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Revenue:
Appliance and integration	$63,251	$83,082	$153,227	$189,864
SaaS and service	31,641	32,643	94,076	90,832
Total net revenue	94,892	115,725	247,303	280,696
Cost of revenue:
Appliance and integration	32,082	26,812	81,153	83,178
SaaS and service	13,886	13,373	42,715	36,201
Total cost of revenue	45,968	40,185	123,868	119,379
Total gross profit	48,924	75,540	123,435	161,317
Operating expenses:
Research and development	20,206	20,197	61,827	62,911
Selling, general and administrative	28,773	31,148	86,996	88,478
Amortization of intangibles	752	785	2,264	2,357
Restructuring and related charges	814	861	1,572	1,194
Total operating expenses	50,545	52,991	152,659	154,940
Income (loss) from operations	(1,621)	22,549	(29,224)	6,377
Interest expense, net	(2,807)	(3,000)	(8,772)	(8,862)
Loss on debt extinguishment	—	(5,695)	(834)	(5,695)
Other expense, net	(167)	(1,594)	(813)	(2,333)
Income (loss) before income taxes	(4,595)	12,260	(39,643)	(10,513)
Provision for income taxes	786	603	3,093	981
Net income (loss)	$(5,381)	$11,657	$(42,736)	$(11,494)

Net income (loss) per share:
Basic	$(0.06)	$0.13	$(0.44)	$(0.13)
Diluted	$(0.06)	$0.12	$(0.44)	$(0.13)
Shares used in per share calculation:
Basic	97,563	89,964	96,623	89,030
Diluted	97,563	97,596	96,623	89,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net income (loss)	$(5,381)	$11,657	$(42,736)	$(11,494)
Losses reclassified into earnings	—	—	—	56
Change in foreign currency translation adjustments	3,518	(3,431)	3,238	(3,874)
Other comprehensive income (loss) before tax	3,518	(3,431)	3,238	(3,818)
Provision for (benefit from) income taxes	(255)	284	(224)	335
Other comprehensive income (loss), net of tax	3,773	(3,715)	3,462	(4,153)
Total comprehensive income (loss)	$(1,608)	$7,942	$(39,274)	$(15,647)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended September 25, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 26, 2020	96,863	$97	$2,342,856	$(2,109,295)	$(3,376)	$230,282
Net loss	—	—	—	(5,381)	—	(5,381)
Other comprehensive income, net of tax	—	—	—	—	3,773	3,773
Issuance of common stock under option, stock award and purchase plans	869	1	1,891	—	—	1,892
Stock-based compensation	—	—	3,972	—	—	3,972
Reclassification to mezzanine equity from equity for 4.00% Convertible Senior Notes due in 2020	—	—	(81)	—	—	(81)
Balance at September 25, 2020	97,732	$98	$2,348,638	$(2,114,676)	$397	$234,457

	Three Months Ended September 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 28, 2019	89,074	$89	$2,302,798	$(2,089,167)	$(1,654)	$212,066
Net income	—	—	—	11,657	—	11,657
Other comprehensive loss, net of tax	—	—	—	—	(3,715)	(3,715)
Issuance of common stock under option, stock award and purchase plans	1,241	1	2,975	—	—	2,976
Stock-based compensation	—	—	4,157	—	—	4,157
Issuance of warrant	—	—	16,142	—	—	16,142
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 4.00% convertible notes due 2020	—	—	(27,111)	—	—	(27,111)
Conversion feature of 2.00% convertible notes due 2024	—	—	24,878	—	—	24,878
Balance at September 27, 2019	90,315	90	$2,323,839	$(2,077,510)	$(5,369)	$241,050

	Nine Months Ended September 25, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(42,736)		(42,736)
Other comprehensive income, net of tax	—	—	—	—	3,462	3,462
Issuance of common stock under option, stock award and purchase plans	3,444	4	3,839	—	—	3,843
Stock-based compensation	—	—	13,768	—	—	13,768
Conversion feature of 4.375% Convertible Senior Notes due 2022	—	—	8,254	—	—	8,254
Portion of conversion feature of 4.00% Convertible Senior Notes due 2020 exchanged	—	—	(6,909)	—	—	(6,909)
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 4.00% Convertible Senior Notes due in 2020	—	—	2,329	—	—	2,329
Balance at September 25, 2020	97,732	$98	$2,348,638	$(2,114,676)	$397	$234,457

	Nine Months Ended September 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	87,057	$87	$2,296,795	$(2,067,416)	$(1,216)	$228,250
Cumulative effect to retained earnings related to adoption of Topic 718 (1)	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	87	2,296,795	(2,066,016)	(1,216)	229,650
Net loss	—	—	—	(11,494)	—	(11,494)
Other comprehensive loss, net of tax	—	—	—	—	(4,153)	(4,153)
Issuance of common stock under option, stock award and purchase plans	3,258	3	4,292	—	—	4,295
Stock-based compensation	—	—	8,843	—	—	8,843
Issuance of warrant	—	—	16,142	—	—	16,142
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 4.00% convertible notes due 2020	—	—	(27,111)	—	—	(27,111)
Conversion feature of 2.00% convertible notes due 2024	—	—	24,878	—	—	24,878
Balance at September 27, 2019	90,315	$90	$2,323,839	$(2,077,510)	$(5,369)	$241,050
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

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 25, 2020	September 27, 2019
Cash flows from operating activities:
Net loss	$(42,736)	$(11,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	3,214	6,242
Depreciation	8,683	8,480
Stock-based compensation	13,737	8,719
Amortization of discount on convertible and other debt	5,451	4,960
Amortization of non-cash warrant	1,307	13,137
Loss on debt extinguishment	834	5,695
Deferred income taxes, net	1,527	75
Foreign currency adjustments	2,537	(1,719)
Provision for excess and obsolete inventories	1,390	704
Provision for doubtful accounts, returns and discounts	1,966	988
Other non-cash adjustments, net	177	1,235
Changes in operating assets and liabilities:
Accounts receivable	5,436	(20,521)
Inventories	(9,301)	(4,170)
Prepaid expenses and other assets	23,685	(5,703)
Accounts payable	(11,047)	(2,839)
Deferred revenue	6,066	8,002
Income taxes payable	(384)	(114)
Accrued and other liabilities	(14,961)	(10,536)
Net cash provided by (used in) operating activities	(2,419)	1,141
Cash flows from investing activities:
Purchases of property and equipment	(26,176)	(4,973)
Net cash used in investing activities	(26,176)	(4,973)
Cash flows from financing activities:
Proceeds from convertible debt	—	115,500
Payments of convertible debt	(25)	(109,603)
Payment of convertible debt issuance costs	(672)	(3,465)
Proceeds from other debts and finance leases	9,398	4,684
Repayment of other debts and finance leases	(6,342)	(6,387)
Proceeds from common stock issued to employees	5,227	5,573
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,384)	(1,278)
Net cash provided by financing activities	6,202	5,024
Effect of exchange rate changes on cash and cash equivalents	152	(486)
Net increase (decrease) in cash and cash equivalents	(22,241)	706
Cash and cash equivalents at beginning of period	93,058	65,989
Cash and cash equivalents at end of period	$70,817	$66,695
Supplemental disclosures of cash flow information:
Income tax payments (refunds), net	$(426)	$980
Interest payments, net	$3,216	$3,432
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$3,284	$543
Issuance of warrant	$—	$16,142
Fair value of Convertible Senior Notes due 2022 used to settle Convertible Senior Notes due 2020	$44,357	$—

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 2, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period’s presentation. These reclassifications did not have a material impact on previously reported financial statements.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2019 Form 10-K. There have been no significant changes to these policies during the nine months ended September 25, 2020 other than those disclosed in Note 2, “Recent Accounting Pronouncements”.

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

ASU 2018-13, Fair Value Measurement (Topic 820)

In August 2018, the FASB issued ASU No. 2018-13, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have a material impact on its condensed consolidated financial statements.

ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer

In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer, which clarifies guidance on measurement and classification of share-based payments to customers.
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. Among other changes, ASU No. 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which would result in an increase in diluted shares for purposes of calculating diluted EPS for the Company. The new ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of the new ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.
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

Contract assets and deferred revenue consisted of the following (in thousands):

	As of
	September 25, 2020	December 31, 2019
Contract assets	$4,067	$13,969
Deferred revenue	49,650	43,450

Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Condensed Consolidated Balance Sheets. See Note 8, “Balance Sheet Components” for additional information.

During the three months ended September 25, 2020 and September 27, 2019, the Company recognized revenue of $5.7 million and $6.1 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. During the nine months ended September 25, 2020 and September 27, 2019, the Company recognized revenue of $32.4 million and $37.4 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year.

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

In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS software under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of September 25, 2020, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations is $85.5 million, and the Company will recognize this revenue as the related performance obligations are delivered over the next eleven quarters.

See Note 16, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES
The components of lease expense are as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Operating lease cost	$1,873	$2,641	$6,556	$6,868
Variable lease cost	681	837	2,183	2,360
Total lease cost	$2,554	$3,478	$8,739	$9,228
Supplemental cash flow information related to leases are as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,134	$2,655	$7,772	$6,937
Right-of-use assets obtained in exchange for operating lease obligations	$69	$—	$1,740	$10,305

During the second quarter of fiscal 2019, the Company entered into a lease for a new headquarters facility. The new lease commenced in May 2019, as the facility was made available to the Company for constructing leasehold improvements. During the third quarter of 2020, the Company completed the construction of leasehold improvements for the new headquarters facility and exited the lease for the old headquarters.

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

The Company determined that there were no indicators at September 25, 2020 that the EDC investment was impaired. The Company’s maximum exposure to loss from the EDC’s investment at September 25, 2020 and December 31, 2019 was limited to its investment cost of $3.6 million, including $0.1 million of transaction costs.

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
Gains (losses) on the non-designated derivative instruments recognized during the periods presented were as follows (in thousands):

		Three months ended		Nine months ended
	Financial Statement Location	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Derivatives not designated as hedging instruments:
Gains (losses) recognized in operations	Other expense, net	$618	$(1,357)	$285	$(1,966)

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	September 25, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Purchase	$36,107	$14,806
Sell	$—	$2,629

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	September 25, 2020	December 31, 2019	Balance Sheet Location	September 25, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$43	Accrued and other current liabilities	$273	$112
Total derivatives		$—	$43		$273	$112

Offsetting of Derivative Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of September 25, 2020, information related to the offsetting arrangements was as follows (in thousands):

	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets
Derivative liabilities	$273	—	$273

In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of September 25, 2020, the total compensating balance maintained was $1.0 million.

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 25, 2020
Accrued and other current liabilities
Derivative liabilities	$—	$273	$—	$273
Total liabilities measured and recorded at fair value	$—	$273	$—	$273
	Level 1	Level 2	Level 3	Total
As of December 31, 2019
Prepaid and other current assets
Derivative assets	$—	$43	$—	$43
Total assets measured and recorded at fair value	$—	$43	$—	$43
Accrued and other current liabilities
Derivative liabilities	$—	$112	$—	$112
Total liabilities measured and recorded at fair value	$—	$112	$—	$112

The Company’s liability for the acquired employee voluntary departure plan in France (the “French VDP”) was $0.1 million and $0.8 million as of September 25, 2020 and December 31, 2019, respectively. This amount is not included in the table above because its fair value at inception, based on Level 3 inputs, was determined during the fourth quarter of fiscal 2016. Subsequently there is no recurring fair value remeasurement for this liability based on the applicable accounting guidance.

The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their short maturities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The fair value of the Company’s 4.375% Convertible Senior Notes due 2022, which were issued in June 2020 (the “2022 Notes”), was approximately $42.9 million as of September 25, 2020. The fair value of the Company’s 4.00% Convertible Senior Notes due 2020 (the “2020 Notes”) was approximately $8.7 million and $66.8 million as of September 25, 2020 and December 31, 2019, respectively. The fair value of Company’s 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”) was approximately $105.8 million and $131.9 million as of September 25, 2020 and December 31, 2019, respectively. The 2020 Notes, 2022 Notes and 2024 Notes are classified as Level 2 valuations. The Company’s other debts, including debt assumed from the Thomson Video Networks (“TVN”) acquisition, are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities, therefore, the carrying value of these debts approximate its fair value. The other debts, excluding finance leases, outstanding as of September 25, 2020 and December 31, 2019 were in the aggregate of $21.1 million and $17.2 million, respectively. (See Note 11, “Convertible Notes, Other debts and Finance Leases” for additional information).
During the nine months ended September 25, 2020, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	September 25, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable	$84,240	$91,513
Less: allowances for doubtful accounts and sales returns	(2,887)	(3,013)
Total	$81,353	$88,500

	September 25, 2020	December 31, 2019
Inventories, net:
Raw materials	$4,791	$4,179
Work-in-process	1,954	1,633
Finished goods	21,784	14,080
Service-related spares	8,273	9,150
Total	$36,802	$29,042

	September 25, 2020	December 31, 2019
Prepaid expenses and other current assets:
French R&D tax credits receivable(1)	$6,170	$7,343
Contract assets(2)	4,067	13,969
Deferred cost of revenue	2,062	2,631
Prepaid maintenance, royalty and property taxes	2,718	1,594
Capitalized sales commissions	1,502	1,309
Other	8,552	13,916
Total	$25,071	$40,762

(1) The Company’s French subsidiary participates in the French Crédit d’Impôt Recherche program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of R&D tax credits recoverable are subject to audit by the French government. The total R&D tax credits receivable at September 25, 2020 were approximately $19.5 million and are expected to be recoverable from 2021 through 2024. See “Other long-term assets” for the long-term portion of the French R&D tax credits receivable.

(2) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

	September 25, 2020	December 31, 2019
Property and equipment, net:
Machinery and equipment	$71,874	$75,229
Capitalized software	36,345	34,190
Construction in progress*	1,870	5,506
Leasehold improvements	37,436	15,170
Furniture and fixtures	2,779	6,036
Property and equipment, gross	150,304	136,131
Less: accumulated depreciation and amortization	(108,389)	(113,203)
Total	$41,915	$22,928

*During the third quarter of 2020, the Company completed construction of its leasehold improvements for the new headquarters facility and transferred $22.9 million of assets from Construction in progress to Leasehold improvements.

	September 25, 2020	December 31, 2019
Other long-term assets:
French R&D tax credits receivable(3)	$13,345	$15,899
Deferred tax assets	9,876	10,575
Equity investment	3,593	3,593
Other	9,438	11,238
Total	$36,252	$41,305

(3) See “Prepaid expenses and other current assets” for details related to French R&D tax credits receivable.

	September 25, 2020	December 31, 2019
Accrued and other current liabilities:
Accrued employee compensation and related expenses	$18,806	$19,454
Operating lease liability	6,653	8,881
Customer deposits	3,552	3,557
Accrued warranty	3,581	4,308
Accrued royalty payments	2,627	2,642
Accrued Avid litigation settlement	—	2,000
Contingent inventory reserves	1,323	2,208
Others	14,744	19,485
Total	$51,286	$62,535

	September 25, 2020	December 31, 2019
Other non-current liabilities:
Operating lease liability	$23,833	$25,766
Deferred revenue	6,921	6,333
Others	10,450	9,155
Total	$41,204	$41,254

NOTE 9: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company determined that there were no impairment indicators identified as of September 25, 2020.

The changes in the carrying amount of goodwill for the nine months ended September 25, 2020 were as follows (in thousands):

	Video	Cable Access	Total
Balance as of December 31, 2019	$178,982	$60,798	$239,780
Foreign currency translation adjustment, net	1,662	(17)	1,645
Balance as of September 25, 2020	$180,644	$60,781	$241,425

Intangible Assets, Net
The following is a summary of intangible assets, net (in thousands):

		September 25, 2020			December 31, 2019
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	n/a	$30,657	$(30,657)	$—	$31,707	$(30,757)	$950
Customer relationships/contracts	0.4	44,715	(43,459)	1,256	44,577	(41,092)	3,485
Trademarks and trade names	n/a	635	(635)	—	609	(583)	26
Maintenance agreements and related relationships	n/a	5,500	(5,500)	—	5,500	(5,500)	—
Order backlog	n/a	3,137	(3,137)	—	3,085	(3,085)	—
Total identifiable intangibles, net		$85,694	$(84,438)	$1,256	$85,478	$(81,017)	$4,461

Amortization expense for the identifiable purchased intangible assets for the three and nine months ended September 25, 2020 and September 27, 2019 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Included in cost of revenue	$—	$1,295	$950	$3,885
Included in operating expenses	752	785	2,264	2,357
Total amortization expense	$752	$2,080	$3,214	$6,242

The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2020 (remaining three months)	$—	$754	$754
2021	—	502	502
Total future amortization expense	$—	$1,256	$1,256

NOTE 10: RESTRUCTURING AND RELATED CHARGES
The Company has implemented several restructuring plans in an effort to better align its resources with its business strategy. The goal of these plans was to bring operational expenses to appropriate levels relative to the Company’s net revenues, while simultaneously implementing extensive company-wide expense control programs. The restructuring plan expenses have primarily been comprised of excess facilities, severance payments and termination benefits related to headcount reductions.

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Restructuring and related charges in:
Cost of revenue	$302	$331	$231	$723
Operating expenses - Restructuring and related charges	814	861	1,572	1,194
Total restructuring and related charges	$1,116	$1,192	$1,803	$1,917

As of September 25, 2020 and December 31, 2019, the Company’s total restructuring liability was $2.8 million and $4.9 million, respectively, of which $1.9 million and $1.5 million, respectively, were reported as a component of “Accrued and other current liabilities”, and the remaining $0.9 million and $3.4 million, respectively, were reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s restructuring plans during the nine months ended September 25, 2020 (in thousands):

	Excess facilities	Severance and benefits	French VDP	Others	Total
Balance at December 31, 2019	$720	$3,294	$806	$30	$4,850
Charges for current period	—	1,679	77	47	1,803
Cash payments	(681)	(2,121)	(766)	(77)	(3,645)
Others	—	(161)	(36)	—	(197)
Balance at September 25, 2020	$39	$2,691	$81	$—	$2,811

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

As the 2022 Notes were issued in exchange for the 2020 Notes, which was accounted for as an extinguishment, the 2022 Notes were initially accounted for at fair value, which was estimated to be $44.4 million. In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2022 Notes was initially valued at $8.3 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The remaining amount of $36.0 million, which represents the fair value of the liability component of the 2022 Notes, was recorded as the initial carrying value of the 2022 Notes. The initial debt discount on the 2022 Notes is $1.7 million, calculated as the difference between the stated principal amount of $37.7 million and the initial carrying value of the liability component of $36.0 million. The debt discount is being amortized to interest expense at the effective interest rate over the contractual terms of the 2022 Notes. The following table presents the components of the 2022 Notes as of September 25, 2020 (in thousands, except for years and percentages):

September 25, 2020
Liability:
Principal amount	$37,707
Less: Debt discount, net of amortization	(1,521)
Less: Debt issuance costs, net of amortization	(477)
Carrying amount	$35,709
Remaining amortization period (years)	2.2
Effective interest rate on liability component	6.95%

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

In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2024 Notes was valued at $24.9 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2024 Notes is being amortized to interest expense at the effective interest rate over the contractual term of the 2024 Notes. The following table presents the components of the 2024 Notes as of September 25, 2020 and December 31, 2019 (in thousands, except for years and percentages):

	September 25, 2020	December 31, 2019
Liability:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	(20,415)	(23,652)
Less: Debt issuance costs, net of amortization	(2,776)	(3,219)
Carrying amount	$92,309	$88,629
Remaining amortization period (years)	3.9	4.7
Effective interest rate on liability component	7.95%	7.95%

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
In September 2019, the Company used approximately $109.6 million of the net proceeds from the issuance of the 2024 Notes to repurchase $82.5 million aggregate principal of the 2020 Notes in privately negotiated transactions. The repurchase of the 2020 Notes was accounted for as a debt extinguishment, and the consideration transferred was allocated between the equity and liability components by determining the fair value of the conversion option immediately prior to the debt extinguishment and allocating that portion of the repurchase price to additional paid-in capital for $27.1 million, with the residual repurchase price allocated to the liability component, respectively. The partial repurchase of the 2020 Notes resulted in the recognition of a $5.7 million loss on debt extinguishment in the three and nine months ended September 27, 2019.

In June 2020, the Company exchanged $37.7 million in aggregate principal amount of the 2020 Notes for $37.7 million in aggregate principal amount of its 2022 Notes. Following the exchange, there was a total of $8.1 million aggregate principal amount of the 2020 Notes remaining outstanding. The exchange of the 2020 Notes was accounted for as a debt extinguishment. The fair value of the consideration transferred in the form of the 2022 Notes of $44.4 million was allocated between the equity and liability components of the 2020 Notes by determining the fair value of the liability component immediately prior to the extinguishment, which was $37.4 million. The remaining amount of $7.0 million was allocated to additional paid-in capital. The exchange of the 2020 Notes resulted in the recognition of a $0.8 million loss on debt extinguishment for nine months ended September 25, 2020 which is recorded in “loss on debt extinguishment” in the Condensed Consolidated Statement of Operations.

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
On or after September 1, 2020, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2020 Notes may convert all or a portion of their 2020 Notes regardless of these conditions. As of September 25, 2020, the 2020 Notes were convertible because this condition had been met.
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the issuance of the 2020 Notes was initially valued at $26.1 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2020 Notes is being amortized to interest expense at the effective interest rate over the contractual terms of the 2020 Notes. The following table presents the components of the 2020 Notes as of September 25, 2020 and December 31, 2019 (in thousands, except for years and percentages):

	September 25, 2020	December 31, 2019
Liability:
Principal amount	$8,053	$45,785
Less: Debt discount, net of amortization	(72)	(2,151)
Less: Debt issuance costs, net of amortization	(9)	(259)
Carrying amount	$7,972	$43,375
Remaining amortization period (years)	0.2	0.9
Effective interest rate on liability component	9.94%	9.94%

The 2020 Notes, the 2022 Notes or the 2024 Notes become convertible during a fiscal quarter when the last reported sale price of the Common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the respective notes on each applicable trading day. When this occurs, the Company reclassifies the unamortized debt discount for the applicable notes from “Additional paid-in-capital” to convertible debt in the mezzanine equity section in the Condensed Consolidated Balance Sheet as of that period end. The 2020 Notes were convertible during the fiscal quarter ended March 27, 2020, as this condition had been met, and again became convertible commencing September 1, 2020. The 2022 Notes and the 2024 Notes were not convertible as of September 25, 2020 or during any prior fiscal quarters.

The following table presents interest expense recognized for the 2020 Notes, 2022 Notes and the 2024 Notes (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Contractual interest expense	$1,070	$1,235	$3,141	$3,800
Amortization of debt discount	1,366	1,513	4,549	4,425
Amortization of debt issuance costs	212	185	638	535
Total interest expense recognized	$2,648	$2,933	$8,328	$8,760

Other Debts and Finance Leases

The Company has a variety of debt and credit facilities primarily in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below (in thousands):

	September 25, 2020	December 31, 2019
Financing from French government agencies related to various government incentive programs (1)	$14,533	$16,566
Relief loans (2)	6,375	—
Term loans	179	587
Obligations under finance leases	22	71
Total debt obligations	21,109	17,224
Less: current portion	(11,402)	(6,713)
Long-term portion	$9,707	$10,511
(1) As of September 25, 2020 and December 31, 2019, loans backed by French R&D tax credit receivables were $13.0 million and $15.1 million, respectively. As of September 25, 2020, the French Subsidiary had an aggregate of $19.5 million of R&D tax credit receivables from the French government from 2021 through 2024. See Note 8, “Balance Sheet Components” for additional information. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and mature between 2021 through 2023. The remaining loans of $1.5 million at September 25, 2020, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and these loans mature between 2020 through 2025.
(2) Refer to the below section “Relief Loans” for the description of these loans.

Future minimum repayments

The table below presents the future minimum repayments of debts and finance lease obligations in France as of September 25, 2020 (in thousands):

Years ending December 31,	Finance lease obligations	Other Debt obligations
2020 (remaining three months)	$—	$300
2021	22	11,183
2022	—	5,159
2023	—	3,670
2024	—	117
Thereafter	—	658
Total	$22	$21,087

Line of Credit
On December 19, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender. As of September 25, 2020, the Credit Agreement provided for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, based on a borrowing base of eligible accounts receivable and inventory, with a maturity date of October 31, 2020. On October 30, 2020, the Company amended the Credit Agreement to, among other things, extend the maturity date to October 30, 2022 and amend the interest rates for the revolving loans. See Note 18, “Subsequent Events” for additional information regarding the amendment. The Company may use availability under the revolving loan facility for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes.

As of September 25, 2020, the revolving loans bore interest, at the Company’s election, at a floating rate per annum equal to either (1) 1.25% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 2.25% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR loans.

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of September 25, 2020, the Company was in compliance with the covenants under the Credit Agreement.

As of September 25, 2020, there was $0.2 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement as of September 25, 2020.

As of September 25, 2020, the Company has outstanding unsecured letters of credit issued by other banks in the amount of $2.4 million.

Relief Loans

In June 2020, Harmonic France was granted a loan from Société Générale S.A. (the “SG Loan”) in the aggregate amount of 5,000,000 Euros, pursuant to a state guarantee program introduced in March 2020 to provide relief to companies from the financial consequences of the COVID-19 pandemic. The SG Loan initially matures in 12 months (with an option to extend for up to five years) and bears an effective interest rate of 0.51% per annum payable annually. The SG Loan may be repaid at any time prior to maturity with no repayment penalties. There are no restrictions on the use of funds from the SG Loan. The purpose of the funds from the SG Loan is to allow the preservation of activity and employment in France. As of September 25, 2020, there was $5.8 million outstanding under the loan, which is recorded in “Other debts and finance lease obligations, current” in the Condensed Consolidated Balance Sheets.

In April 2020, Harmonic International GmbH was granted a loan of CHF 500,000 from UBS Switzerland AG (the “UBS Loan”) in accordance with Article 3 of the COVID-19 joint security regulation with an initial maturity of five years. The exclusive purpose of the UBS Loan is to guarantee the Company’s current liability requirements. The UBS Loan does not bear any interest. The UBS Loan is to be repaid in full no later than April 8, 2025. As of September 25, 2020, there was $0.5 million outstanding under the loan, which is recorded in “Other debts and finance lease obligations, long-term” in the Condensed Consolidated Balance Sheets.

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002. See Note 13, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2019 Form 10-K for details pertaining to each plan.

The Company’s stockholders approved an amendment to the ESPP at the Company’s 2020 annual meeting of stockholders (the “2020 Annual Meeting”) to increase the number of shares of common stock reserved for issuance under the ESPP by 1,000,000 shares. The Company’s stockholders also approved an amendment to the 1995 Stock Plan at the 2020 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 4,000,000 shares. As of September 25, 2020, there were 1.2 million and 6.9 million shares of common stock reserved for future grants under the Company’s ESPP and active stock plans, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activities and related information during the nine months ended September 25, 2020 (in thousands, except per share amounts and terms):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,888	$5.83
Exercised	(127)	5.78
Canceled or expired	(208)	5.82
Balance at September 25, 2020	1,553	5.84	1.44	$1,004

Vested and exercisable	1,553	$5.84	1.44	$1,004

The aggregate intrinsic value disclosed above represents the difference between the exercise price of the options and the fair value of the Company’s common stock. There were no employee stock options granted in the nine months ended September 25, 2020.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the nine months ended September 25, 2020 and September 27, 2019, respectively.

Restricted Stock Units (“RSUs”) Activities

The following table summarizes the Company’s RSUs activities and related information during the nine months ended September 25, 2020 (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	3,601	$5.18
Granted	2,900	5.84
Vested	(2,496)	5.39
Forfeited	(389)	4.57
Balance at September 25, 2020	3,616	$5.63

Performance- and Market-based awards
The Company settled a portion of its incentive bonus payments to eligible employees by issuing performance-based RSU awards (“PRSUs”) from the 1995 Stock Plan. The Company granted 507,555 shares of PRSUs to certain employees for the nine months ended September 25, 2020, all of which were fully vested at the time of grant to settle amounts earned under the Company’s 2019 and 2020 incentive bonus plans. The stock-based compensation recognized for these PRSUs was $3.2 million for the nine months ended September 25, 2020. There were 120,261 PRSUs issued to settle amounts earned under the Company's incentive plans in the nine months ended September 27, 2019.

In the first quarter of 2020, the Company granted 67,910 PRSUs to certain key executives that are expected to vest by the end of fiscal 2020. The vesting condition for these PRSUs include achievement of certain financial operating goals. The stock-based compensation recognized for all PRSUs which vest according to achievement of certain financial operating goals for the three and nine months ended September 25, 2020 was $0.1 million and $0.5 million, respectively. The unrecognized stock-based compensation of the PRSUs as of September 25, 2020 was $0.2 million which includes $0.1 million of unrecognized expense from PRSUs granted in 2019. A total of 85,000 PRSUs were granted in 2019, out of which 40,000 shares have vested as of September 25, 2020.

In the first quarter of 2020, the Company granted 182,830 market-based RSUs (“MRSUs”) under the 1995 Stock Plan to a key executive that is expected to vest during a three-year period. The vesting condition for the MRSUs include performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index. The aggregate grant-date fair value of these shares was estimated to be $1.1 million using a Monte-Carlo simulation valuation method. The stock-based compensation recognized for all MRSUs for the three and nine months ended September 25, 2020 was $0.2 million and $0.5 million, respectively. The unrecognized stock-based compensation of the MRSUs as of September 25, 2020 was $1.4 million which includes $0.6 million of unrecognized expense from MRSUs granted in 2019. None of these MRSUs have vested as of September 25, 2020. The stock-based compensation recognized for the MRSUs for the three and nine months ended September 27, 2019 was $0.1 million and $0.2 million respectively. The unrecognized stock-based compensation of the MRSUs as of September 27, 2019 was $0.9 million.

French Retirement Benefit Plan
The Company assumed obligations under a defined benefit pension plan in connection with the acquisition of its French subsidiary in 2016. The plan is unfunded and there are no contributions required by laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. The table below presents the components of net periodic benefit costs (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Service cost	$65	$57	$187	$171
Interest cost	9	20	27	59
Net periodic benefit cost	$74	$77	$214	$230

The present value of the Company’s pension obligation as of September 25, 2020 was $5.7 million, of which $0.1 million was reported as a component of “Accrued and other current liabilities” and $5.6 million was reported as a component of “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets. The present value of the Company’s pension obligation as of December 31, 2019 was $5.3 million.

401(k) Plan
The Company has a retirement/savings plan for its U.S. employees, which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the nine months ended September 25, 2020 and September 27, 2019 were $243,000 and $245,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation for all plans (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Stock-based compensation in:
Cost of revenue	$284	$410	$1,366	$830
Research and development expense	1,110	1,120	3,720	2,318
Selling, general and administrative expense	2,536	2,566	8,651	5,571
Total stock-based compensation in operating expense	3,646	3,686	12,371	7,889
Total stock-based compensation	$3,930	$4,096	$13,737	$8,719

As of September 25, 2020, total unrecognized stock-based compensation cost related to unvested RSUs was $16.1 million and is expected to be recognized over a weighted-average period of approximately 1.75 years.
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

	ESPP Purchase Period Ending
	December 31, 2020	July 1, 2020	December 31, 2019	July 1, 2019
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	62%	50%	33%	43%
Risk-free interest rate	0.2%	1.6%	2.1%	2.5%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.54	$2.26	$1.36	$1.31

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

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Income (loss) before income taxes	$(4,595)	$12,260	$(39,643)	$(10,513)
Provision for income taxes	786	603	3,093	981
Effective income tax rate	(17.1)%	4.9%	(7.8)%	(9.3)%

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
The Company's effective income tax rate of (7.8)% for the nine months ended September 25, 2020 was different from the U.S. federal statutory rate of 21%, primarily due to the full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions.

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

As of September 25, 2020, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $17.0 million, of which $15.7 million would affect the Company’s effective tax rate if the benefits are eventually recognized, subject to valuation allowance considerations. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense on the Condensed Consolidated Statements of Operations. The net interest and penalty charges recorded as of September 25, 2020 were not material.

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

NOTE 14: NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Numerator:
Net income (loss)	$(5,381)	$11,657	$(42,736)	$(11,494)
Denominator:
Weighted average number of common shares outstanding
Basic	97,563	89,964	96,623	89,030
Effect of dilutive securities from stock options, restricted stock units and ESPP	—	1,855	—	—
Effect of dilutive securities from convertible debt	—	3,468	—	—
Effect of dilutive securities from warrant	—	2,309	—	—
Diluted shares	97,563	97,596	96,623	89,030
Net income (loss) per share:
Basic	$(0.06)	$0.13	$(0.44)	$(0.13)
Diluted	$(0.06)	$0.12	$(0.44)	$(0.13)

Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 25, 2020 and nine months ended September 27, 2019, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the periods presented. The following table sets forth the potential weighted common shares outstanding and the anti-dilutive weighted shares that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Stock options	1,558	678	1,637	2,699
RSUs	3,336	8	3,066	2,860
Stock purchase rights under the ESPP	525	—	516	475
Convertible Debt	—	—	390	1,156
Warrants (1)	—	—	—	4,128
Total	5,419	686	5,609	11,318

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

During the three and nine months ended September 25, 2020, the Company recorded $0.4 million and $1.3 million, respectively, as a reduction to net revenues in connection with amortization of the Warrant. During the three and nine months ended September 27, 2019, the Company recorded $13.1 million, as a reduction to net revenues in connection with amortization of the Warrant.

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
The following table provides summary financial information by reportable segment (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Video
Revenue	$54,641	$60,055	$156,466	$198,856
Gross profit	29,825	34,646	83,756	114,692
Operating income (loss)	(1,699)	(1,696)	(12,203)	4,731
Cable Access
Revenue	$40,251	$55,670	$90,837	$81,840
Gross profit	19,682	42,925	42,224	52,056
Operating income	5,876	31,611	1,733	18,523
Total
Revenue	$94,892	$115,725	$247,303	$280,696
Gross profit	49,507	77,571	125,980	166,748
Operating income (loss)	$4,177	$29,915	$(10,470)	$23,254

A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income (loss) before income taxes is as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Total segment operating income (loss)	$4,177	$29,915	$(10,470)	$23,254
Unallocated corporate expenses	(1,116)	(1,190)	(1,803)	(1,916)
Stock-based compensation	(3,930)	(4,096)	(13,737)	(8,719)
Amortization of intangibles	(752)	(2,080)	(3,214)	(6,242)
Income (loss) from operations	(1,621)	22,549	(29,224)	6,377
Non-operating expense, net	(2,974)	(10,289)	(10,419)	(16,890)
Income (loss) before income taxes	$(4,595)	$12,260	$(39,643)	$(10,513)

Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

Geographic Information

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Revenue (in thousands) (1)
United States	$44,933	$73,566	$114,559	$139,391
Other Countries	49,959	42,159	132,744	141,305
Total	$94,892	$115,725	$247,303	$280,696

(1)  Revenue is attributed to countries based on the location of the customer.

Market Information

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Market (in thousands)
Service Provider	$59,083	$77,886	$145,011	$165,536
Broadcast and Media	35,809	37,839	102,292	115,160
Total	$94,892	$115,725	$247,303	$280,696

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

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Balance at beginning of period	$3,818	$4,802	$4,314	$4,869
Accrual for current period warranties	673	1,170	2,342	4,143
Warranty costs incurred	(910)	(1,391)	(3,075)	(4,431)
Balance at end of period	$3,581	$4,581	$3,581	$4,581

Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. The Company had approximately $50.9 million of non-cancelable commitments to purchase inventories and other commitments as of September 25, 2020.
Standby Letters of Credit and Guarantees
As of September 25, 2020 and December 31, 2019, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.7 million, consisting of building leases and performance bonds issued to customers.
As of September 25, 2020 and December 31, 2019, there were $0.2 million of outstanding letters of credit issued under the Credit Agreement. There were no revolving borrowings under the Credit Agreement as of September 25, 2020 and December 31, 2019.

During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.3 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of September 25, 2020 and December 31, 2019, respectively.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 25, 2020.

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

NOTE 18. SUBSEQUENT EVENTS
Second Amendment to Credit Agreement
On October 30, 2020, the Company amended the Credit Agreement to, among other things, extend the maturity date to October 30, 2022 and amend the interest rates for the revolving loans. As amended, the revolving loans bear interest, at the Company’s election, at a floating rate per annum equal to either (1) 2.00% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 3.00% plus LIBOR for an interest period of one, two or three months.

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
The worldwide spread of COVID-19 has resulted in public health responses in affected regions, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders, which have caused a global slowdown of economic activity and negatively impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators in the first half of 2020. In our Video segment, sales of video appliances and integration fell following the spread of COVID-19 as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed in the first half of 2020. In the third quarter of fiscal 2020, we experienced an increase in sales activities, transactions and deployments in both business segments due to the loosening of certain COVID-19 restrictions, and customer adaptation to such restrictions. We expect that the COVID-19 pandemic will continue to have a material impact on our results of operations.
We continue to monitor the impact of the COVID-19 pandemic and we have adopted several measures in response to COVID-19, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with declines in revenues and business travel, and restricting non-essential business travel by our employees. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the evolving severity of the pandemic in different countries and regions of the world, and actions by governments and businesses in response to the pandemic. As such, given the uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of COVID-19 on our future results of operations. See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for additional information.
A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our 10 largest customers during the three and nine months ended September 25, 2020 accounted for 54% and 47% of our net revenue, respectively, compared to 57% and 46% for the corresponding periods in 2019. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and nine months ended September 25, 2020, Comcast accounted for 20% and 19% of our revenue, respectively, and Vodafone accounted for 12% and 10% of our net revenue. During the three and nine months ended September 27, 2019, Comcast accounted for 44% and 24% of our net revenue. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $20.8 million, or 18%, in the three months ended September 25, 2020, compared to the corresponding period in 2019, due to a decrease of $15.4 million in Cable Access segment revenue and a decrease in Video segment revenue of $5.4 million. Our net revenue decreased $33.4 million, or 12%, in the nine months ended September 25, 2020, compared to the corresponding period in 2019, primarily due to a decrease in Video segment revenue of $42.4 million, partially offset by an increase of $8.9 million in Cable Access segment revenue. The decrease in Cable Access segment revenue in the three months ended September 25, 2020, was primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019, partially offset by the addition of new customer deployments and increased penetration of existing customers. The increase in Cable Access segment revenue in the nine months ended September 25, 2020 was primarily due to significant progress ramping our CableOS solutions over the past year. The decrease in Video segment revenue in the three and nine months ended September 25, 2020 was primarily due to impact from the COVID-19 pandemic, as we experienced reduced appliance demand beginning in March. Additionally, as anticipated, the ongoing transition from video appliances to SaaS also contributed to the year-over-year reduction in segment revenue.
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
Our aggregate balance of cash and cash equivalents as of September 25, 2020 was $70.8 million. During the nine months ended September 25, 2020, we used $2.4 million of cash from operating activities. In 2019, we refinanced a portion of our 4.00% Convertible Senior Notes due 2020 (the “2020 Notes”) by issuing 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”). During the second quarter of fiscal 2020, we exchanged $37.7 million of the 2020 Notes for 4.375% Convertible Senior Notes due 2022 (the “2022 Notes”). Additionally, during the second quarter of fiscal 2020, we received $5.6 million from Société Générale S.A. in France and $0.5 million from UBS Switzerland AG in Switzerland in connection with relief loan programs related to the COVID-19 pandemic. We also entered into a $25 million revolving loan facility with JPMorgan Chase Bank, N.A., in October 2019, which has not been used to withdraw any cash as of September 25, 2020. We expect that our current sources of liquidity will provide us adequate liquidity based on our current plan for the next twelve months.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 2, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained.

Our critical accounting policies, judgments and estimates are disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the nine months ended September 25, 2020 other than those disclosed in Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue
The following table presents the breakdown of revenue by segment for the three and nine months ended September 25, 2020 and September 27, 2019 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Segment:
Video	$54,641	$60,055	$(5,414)	(9)%	$156,466	$198,856	$(42,390)	(21)%
Cable Access	40,251	55,670	(15,419)	(28)%	90,837	81,888	8,949	11%
Total segment revenue	94,892	115,725	(20,833)	(18)%	247,303	280,744	(33,441)	(12)%
Amortization of warrants	—	—	—	—%	—	(48)	48	(100)%
Total net revenue	$94,892	$115,725	$(20,833)	(18)%	$247,303	$280,696	$(33,393)	(12)%

Segment revenue as a % of total segment revenue:
Video	58%	52%			63%	71%
Cable Access	42%	48%			37%	29%
The following table presents the breakdown of revenue by geographical region for the three and nine months ended September 25, 2020 and September 27, 2019 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Geography:
Americas	$54,521	$78,699	$(24,178)	(31)%	$134,478	$155,324	$(20,846)	(13)%
EMEA	29,771	24,322	5,449	22%	82,301	77,603	4,698	6%
APAC	10,600	12,704	(2,104)	(17)%	30,524	47,769	(17,245)	(36)%
Total net revenue	$94,892	$115,725	$(20,833)	(18)%	$247,303	$280,696	$(33,393)	(12)%

Regional revenue as a % of total net revenue:
Americas	58%	68%			55%	55%
EMEA	31%	21%			33%	28%
APAC	11%	11%			12%	17%
Our Video segment net revenue decreased 9% and 21% in the three and nine months ended September 25, 2020, respectively, compared to the corresponding periods in 2019, which was largely due to the impact from the COVID-19 pandemic, as we experienced reduced appliance demand beginning in March 2020. Additionally, as anticipated, the ongoing transition from video appliances to SaaS also contributed to the year-over-year reduction in segment revenue.
Our Cable Access segment net revenue decreased 28% in the three months ended September 25, 2020 compared to the corresponding period in 2019, primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019, partially offset by the addition of new customer deployments and increased penetration of existing customers. Our Cable Access segment revenue increased 11% in the nine months ended September 25, 2020, respectively, compared to the corresponding period in 2019, primarily due to significant progress ramping our CableOS solutions over the past year.
Net revenue in the Americas decreased 31% and 13% in the three and nine months ended September 25, 2020, respectively, compared to the corresponding periods in 2019, primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019, partially offset by the addition of new customer deployments and increased penetration of existing customers.

EMEA net revenue increased 22% and 6% in the three and nine months ended September 25, 2020, respectively, compared to the corresponding periods in 2019, primarily due to ramping of our CableOS solutions in the region.

APAC net revenue decreased 17% and 36% in the three and nine months ended September 25, 2020, respectively, compared to the corresponding periods in 2019, primarily due to the impacts of the COVID-19 pandemic being felt throughout APAC as shutdowns continued in the region resulting in a decrease in Video appliance revenue.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and nine months ended September 25, 2020 and September 27, 2019 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Gross profit	$48,924	$75,540	$(26,616)	(35)%	$123,435	$161,317	$(37,882)	(23)%
As a percentage of net revenue (“gross margin”)	51.6%	65.3%	(13.7)%		49.9%	57.5%	(7.6)%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Gross profit in the three and nine months ended September 25, 2020 decreased 35% and 23%, respectively, compared to the corresponding periods in 2019 primarily due to the recognition of $37.5 million in software license gross profit from the Comcast CableOS software license agreement during the third quarter of fiscal 2019, offset by increased gross profit from new CableOS customer deployments and increased penetration of existing CableOS customers and due to the impact reduced Video revenues in 2020.

Gross margin in the three and nine months ended September 25, 2020 decreased 13.7% and 7.6%, respectively, compared to the corresponding periods in 2019. Cable Access gross margins decreased in the three and nine months ended September 25, 2020 primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement during the third quarter of fiscal 2019, offset by improved product mix. Video gross margins decreased in the three and nine months ended September 25, 2020 primarily due to product mix.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and nine months ended September 25, 2020 and September 27, 2019 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Research and development	$20,206	$20,197	$9	—%	$61,827	$62,911	$(1,084)	(2)%
As a percentage of net revenue	21.3%	17.5%			25.0%	22.4%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses remained relatively flat in the three and nine months ended September 25, 2020, compared to the corresponding periods in 2019, primarily due to a decrease in expenses as a result of our continuing transformation from a capital-intensive hardware development model to a predominantly software development model, and lower travel and entertainment expenses as a result of the COVID-19 pandemic. These decreases were mostly offset by higher employee compensation costs due to headcount increases, higher outside consulting spending attributable to our Cable Access segment, and for the nine months ended September 25, 2020, higher stock-based compensation expense related to performance-based RSUs.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and nine months ended September 25, 2020 and September 27, 2019 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Selling, general and administrative	$28,773	$31,148	$(2,375)	(8)%	$86,996	$88,478	$(1,482)	(2)%
As a percentage of net revenue	30.3%	26.9%			35.2%	31.5%
Selling, general and administrative expenses decreased 8% and 2% in the three and nine months ended September 25, 2020, respectively, compared to the corresponding periods in 2019. The decreases in both the three- and nine-month periods are primarily due to lower travel, entertainment and trade show expenses due to the COVID-19 pandemic and lower commissions due to lower revenue and gross profit. The decrease in the nine months ended September 25, 2020 was partially offset by an increase in stock-based compensation related to performance-based RSUs.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and nine months ended September 25, 2020 and September 27, 2019 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Video	$(1,699)	$(1,696)	$(3)	—%	$(12,203)	$4,731	$(16,934)	(358)%
Cable Access	5,876	31,611	(25,735)	(81)%	1,733	18,571	(16,838)	(91)%
Total segment operating income (loss)	$4,177	$29,915	$(25,738)	(86)%	$(10,470)	$23,302	$(33,772)	(145)%

Segment operating income (loss) as a % of segment revenue (“operating margin”):
Video	(3.1)%	(2.8)%	(0.3)%		(7.8)%	2.4%	(10.2)%
Cable Access	14.6%	56.8%	(42.2)%		1.9%	22.7%	(20.8)%
The operating margin for the Video segment in the three and nine months ended September 25, 2020 decreased 0.3% and 10.2%, respectively, compared to the corresponding periods in 2019 primarily due to the decrease in gross profits, partially offset by lower research and development, selling, general and administrative expenses.
The operating margin for the Cable Access segment decreased 42.2% and 20.8% in the three and nine months ended September 25, 2020, respectively, compared to the corresponding periods in 2019, primarily due to the recognition of $37.5 million in software license revenue from the Comcast CableOS software license agreement entered into with Comcast during the third quarter of fiscal 2019, offset by improved product mix.
.

The following table presents a reconciliation of total segment operating income (loss) to consolidated income (loss) before income taxes (in thousands):

	Three months ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Total segment operating income (loss)	$4,177	$29,915	$(10,470)	$23,302
Amortization of warrants	—	—	—	(48)
Unallocated corporate expenses	(1,116)	(1,190)	(1,803)	(1,916)
Stock-based compensation	(3,930)	(4,096)	(13,737)	(8,719)
Amortization of intangibles	(752)	(2,080)	(3,214)	(6,242)
Income (loss) from operations	(1,621)	22,549	(29,224)	6,377
Non-operating expense, net	(2,974)	(10,289)	(10,419)	(16,890)
Income (loss) before income taxes	$(4,595)	$12,260	$(39,643)	$(10,513)
Unallocated Corporate Expenses
Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges and certain other non-recurring charges to the operating income (loss) for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and nine months ended September 25, 2020 and September 27, 2019 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Amortization of intangibles	$752	$785	$(33)	(4)%	$2,264	$2,357	$(93)	(4)%
As a percentage of net revenue	0.8%	0.7%			0.9%	0.8%
The amortization of intangibles expense in the three and nine months ended September 25, 2020 remained relatively flat compared to the corresponding periods in 2019.

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
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Restructuring and related charges in:
Cost of revenue	$302	$331	$(29)	(9)%	$231	$723	(492)	(68)%
Operating expenses-Restructuring and related charges	814	861	(47)	(5)%	1,572	1,194	378	32%
Total restructuring and related charges	$1,116	$1,192	$(76)	(6)%	$1,803	$1,917	(114)	(6)%
Restructuring and related charges in the three and nine months ended September 25, 2020 decreased by 6% for both periods compared to the corresponding periods in 2019 primarily due to lower severance and employee benefit costs recorded in conjunction with restructuring activities during the three and nine months ended of fiscal 2020.

Interest Expense, Net
Interest expense, net was $2.8 million and $8.8 million in each of the three and nine months ended September 25, 2020, respectively. Interest expense, net was $3.0 million and $8.9 million in each of the three and nine months ended September 27, 2019, respectively. Interest expense, net remained consistent compared to the corresponding periods in 2019, primarily because the higher amortization of debt discount and issuance costs for the 2024 Notes issued in September 2019 and the 2022 Notes issued in June 2020, was offset by lower interest due to the partial repurchase of the 2020 Notes during 2019. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

Loss on Debt Extinguishment
The loss on debt extinguishment of $0.8 million in the nine months ended September 25, 2020, relates to the exchange of a portion of the 2020 Notes in June 2020. The loss on debt extinguishment of $5.7 million in the three and nine months ended September 27, 2019, relates to the repurchase of a portion of the 2020 Notes in September 2019. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

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

Other expense, net was $0.2 million and $0.8 million for the three and nine months ended September 25, 2020, respectively, compared to $1.6 million and $2.3 million for the three and nine months ended September 27, 2019, respectively. The decrease in Other expense, net during the three and nine months ended September 25, 2020, compared to the corresponding periods in 2019, was primarily due to lower foreign exchange losses resulting from the impact of the change in Euro against the U.S. dollar in 2020.

To mitigate the volatility related to fluctuations in foreign exchange rates, we enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 3 of this Quarterly Report on Form 10-Q for additional information.

Income Taxes
The following table presents the provision for income taxes and the effective income tax rate for the three and nine months ended September 25, 2020 and September 27, 2019 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 25, 2020	September 27, 2019	Q3 FY20 vs Q3 FY19		September 25, 2020	September 27, 2019	Q3 FY20 YTD vs Q3 FY19 YTD
Provision for income taxes	$786	$603	$183	30%	$3,093	$981	$2,112	215%
Effective income tax rate	(17.1)%	4.9%			(7.8)%	(9.3)%
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in our interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. Our effective tax rate varies from year to year primarily due to the absence of several one-time, discrete items that benefited or decremented the tax rates in the previous years.

Our effective income tax rate of (7.8)% for the nine months ended September 25, 2020 was different from the U.S. federal statutory rate of 21%, primarily due to the full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions.

Our effective income tax rate of (9.3)% for the nine months ended September 27, 2019 was different from the U.S. federal statutory rate of 21%, primarily due to the geographical mix of income and losses, the full valuation allowance against U.S. federal, California and other states deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. In addition, during the nine months ended September 27, 2019, we recorded a one-time benefit of approximately $0.8 million due to a valuation allowance release for one of our foreign subsidiaries. This release of valuation allowance was due to changes in forecasted taxable income resulting from receiving a favorable tax ruling during the period.

Liquidity and Capital Resources
As of September 25, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $70.8 million, net accounts receivable of $81.4 million, our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A., and financing from French government agencies.

In June 2020, we exchanged $37.7 million in aggregate principal amount of the 2020 Notes for $37.7 million in aggregate principal amount of the 2022 Notes. The 2022 Notes bear interest at a rate of 4.375% per year, payable in cash on June 1 and December 1 of each year, commencing December 1, 2020. As of September 25, 2020, we had $115.5 million in principal amount 2024 Notes outstanding, bearing interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year which are due on September 1, 2024, and $8.1 million in principal amount of 2020 Notes outstanding, bearing interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year which are due on December 1, 2020. We also had debt with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $14.7 million at September 25, 2020. In the second quarter of fiscal 2020, we received $5.6 million from Société Générale S.A. in France and $0.5 million from UBS Switzerland AG in Switzerland in connection with relief loan programs related to the COVID-19 pandemic. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information.

During the three and nine months ended September 25, 2020, we also deferred $0.5 million and $1.3 million, respectively, in employer’s share of payroll taxes incurred from March 27, 2020 to December 31, 2020 under the “Coronavirus Aid, Relief, and Economic Security” Act that was signed into law in the United States on March 27, 2020.

Our cash and cash equivalents of $70.8 million as of September 25, 2020 consisted of bank deposits held throughout the world, of which $54.4 million of the cash and cash equivalents balance was held outside of the U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debts and related interest, purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our cash and cash equivalents of $70.8 million at September 25, 2020 and available sources of liquidity will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, take advantage of unanticipated strategic opportunities or strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. The impacts of the COVID-19 pandemic have reduced the availability and attractiveness of external funding sources, and we expect that until financial market conditions stabilize, accessing new financing could be challenging or at elevated costs. Additional funds may not be available on terms favorable to us or at all.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended
	September 25, 2020	September 27, 2019
Net cash provided by (used in):
Operating activities	$(2,419)	$1,141
Investing activities	(26,176)	(4,973)
Financing activities	6,202	5,024
Effect of foreign exchange rate changes on cash and cash equivalents	152	(486)
Net increase (decrease) in cash and cash equivalents	$(22,241)	$706

Operating Activities
Net cash provided by (used in) operating activities decreased $3.6 million in the nine months ended September 25, 2020, compared to the corresponding period in 2019, primarily due to an increase in net loss.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including the impact of COVID-19 on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased $21.2 million in the nine months ended September 25, 2020, compared to the corresponding period in 2019, due to an increase in purchases of property and equipment primarily relating to the new headquarters which was under construction until the beginning of the third quarter of fiscal 2020.
Financing Activities
Net cash provided by financing activities increased $1.2 million in the nine months ended September 25, 2020, compared to the corresponding period in 2019, primarily due to proceeds received from relief loan programs related to the COVID-19 pandemic and higher proceeds from the exercise of options partially offset by higher repayment of debt and tax withholding obligations related to net share settlements of restricted stock units.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of September 25, 2020 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2020 (Remaining three months)	2021 and 2022	2023 and 2024	Thereafter
Convertible debt	$161,260	$8,053	$37,707	$115,500	$—
Operating leases	41,582	1,793	12,306	9,512	17,971
Purchase commitments	50,867	31,975	17,636	1,256	—
French debt and other debt	21,087	300	16,342	3,787	658
Interest on convertible debt	13,516	977	7,919	4,620	—
Other commitments (1)	1,897	445	1,340	112	—
Total contractual obligations	$290,209	$43,543	$93,250	$134,787	$18,629
Other commercial commitments:
Standby letters of credit	$2,700	$215	$2,485	$—	$—
Total commercial commitments	$2,700	$215	$2,485	$—	$—

(1) Primarily includes payments associated with lease arrangements with an initial term of twelve months or less.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 25, 2020.

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

Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries, which accounted for approximately 95% of our consolidated net revenue in the nine months ended September 25, 2020, recorded net billings denominated in foreign currencies of approximately 23% of total company billings in the nine months ended September 25, 2020, compared to 16% in the corresponding period in 2019. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	September 25, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Purchase	$36,107	$14,806
Sell	$—	$2,629

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests. The aggregate debt balance of such instruments at September 25, 2020 was $13.0 million, which are financed by French government agencies. These debt instruments have maturities ranging from one to three years, with expiries ranging from 2021 through 2023. These loans are tied to the 1-month EURIBOR rate plus spread. See Note 11, “Convertible notes, Other Debts and Finance Leases” of the notes to our Condensed Consolidated Financial Statements for additional information. As of September 25, 2020, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of September 25, 2020, we had $8.1 million aggregate principal amount of the 2020 Notes outstanding, which have a fixed 4.0% coupon rate, $37.7 million aggregate principal amount of the 2022 Notes which have a fixed 4.375% coupon rate, and$115.5 million aggregate principal amount of the 2024 Notes outstanding, which have a fixed 2.0% coupon rate. Additionally, in the second quarter of fiscal 2020, we received $5.6 million from Société Générale S.A. in France which bears an effective interest rate of 0.51% per annum, and $0.5 million from UBS Switzerland AG in Switzerland which does not bear any interest, in connection with relief loan programs related to the COVID-19 pandemic.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 25, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although most of our employees are working remotely due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Revenue derived from customers outside of the U.S. for the nine months ended September 25, 2020 and September 27, 2019 represented approximately 54%, and 50% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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

• changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers, including those between the U.S. and China;

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

Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our French and Israeli operations are outsourced to another third-party manufacturer in France and Israel, respectively. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2021.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the nine months ended September 25, 2020 and September 27, 2019 accounted for approximately 47% and 46% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the three and nine months ended September 25, 2020, Comcast accounted for 20% and 19% of our net revenue, and Vodafone accounted for 12% and 10% of our net revenue. During the three and nine months ended September 27, 2019, Comcast accounted for 44% and 24% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.

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

As of September 25, 2020, we had approximately $241.4 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may not be able to effectively manage our operations.

As of September 25, 2020, we had 802 employees in our international operations, representing approximately 69% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of TVN on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working from home following shelter-in-place orders, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of September 25, 2020, we maintained facilities in Israel with a total of 190 employees, or approximately 16% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

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

At September 25, 2020, we held 95 issued U.S. patents and 58 issued foreign patents, and had 53 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Our products are subject to U.S. export control laws, and may be exported outside the U.S. only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) requesting information about transactions involving Iran. The transactions were by the French company Thomson Video Networks, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. Harmonic is fully cooperating in the OFAC investigation. If we are found to have violated U.S. export control laws as a result of the pending OFAC investigation or future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. While we do not anticipate the impact of the OFAC investigation to be material on our business, our business and operating results could be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.

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

We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $70.8 million at September 25, 2020 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. The impacts of the COVID-19 pandemic have reduced the availability and attractiveness of external funding sources, and we expect that until financial market conditions stabilize, accessing financing could be challenging or at elevated costs. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. Among other changes, ASU No. 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Notes. Additionally, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which would result in an increase in diluted shares for purposes of calculating our diluted EPS. The new ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of the new ASU can either be on a modified retrospective or full retrospective basis. We are currently evaluating the timing, method of adoption and overall impact of this standard on our consolidated financial statements.

Our common stock price may be extremely volatile, and the value of an investment in our stock may decline.

Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:

• general market and economic conditions, including market volatility due to the COVID-19 pandemic and the 2020 presidential election;

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

ITEM 5. OTHER INFORMATION
On October 30, 2020, the Company entered into a Second Amendment to that certain Credit Agreement, dated as of December 19, 2019, by and among the Company and Harmonic International GmbH, as co-borrowers, and JPMorgan Chase Bank, N.A., as lender (the “Amendment No. 2”), to, among other things, extend the maturity date for the revolving credit facility from October 31, 2020 to October 30, 2022 and amend the interest rates for the revolving loans. As amended, the revolving loans bear interest, at the Company’s election, at a floating rate per annum equal to either (1) 2.00% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 3.00% plus LIBOR for an interest period of one, two or three months.
Amendment No. 2 is filed as Exhibit 10.1 to this Form 10-Q and is incorporated by reference herein. The summary of the foregoing description of Amendment No. 2 is qualified in its entirety by reference to the text of Amendment No. 2.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1	Second Amendment to Credit Agreement, dated as of October 30, 2020, by and among Harmonic Inc., Harmonic International GmbH and JPMorgan Chase Bank, N.A.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) include:

(i) Condensed Consolidated Balance Sheets at September 25, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 25, 2020 and September 27, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 25, 2020 and September 27, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 25, 2020 and September 27, 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2020 and September 27, 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: November 2, 2020