Form 10-K
period 2020-12-31
HARMONIC INC
filed 2021-03-02
CIK 851310

2020 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the reported closing sale price of the Common Stock on The NASDAQ Global Select Market on June 26, 2020, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $239,854,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 100,847,272 on February 24, 2021.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.
FORM 10-K

Forward Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•the impact of the COVID-19 pandemic, and related responses of businesses and governments to the pandemic, on our operations and personnel, on commercial activity in the markets in which we operate and worldwide and regional economies, and on our results of operations;
•developing trends and demands in the markets we address, particularly emerging markets;
•economic conditions, particularly in certain geographies, and in financial markets;
•new and future products and services;
•spending of our customers;
•our strategic direction, future business plans and growth strategy;
•industry and customer consolidation;
•expected demand for and benefits of our products and services;
•concentration of revenue sources;
•expectations regarding our CableOS and SaaS solutions;
•potential future acquisitions and dispositions;
•anticipated results of potential or actual litigation;
•our competitive environment;
•the impact of our restructuring plans;
•the impact of governmental regulations, including with respect to tariffs and economic sanctions;
•anticipated revenue and expenses, including the sources of such revenue and expenses;
•expected impacts of changes in accounting rules;
•expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;
•expectations and estimates related to goodwill and intangible assets and their associated carrying value; and
•use of cash, cash needs and ability to raise capital, including repaying our convertible notes.
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements. The terms “Harmonic,” “Company,” “we,” “us,” “its,” and “our,” as used in this Annual Report on Form 10-K, refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
•The COVID-19 pandemic has disrupted and harmed, and may continue to disrupt and harm, our business, financial condition and operating results;
•We depend on cable, satellite and telecommunications (“telco”), and broadcast and media industry spending for our revenue and any material decrease or delay in spending in any of these industries would negatively impact our operating results, financial condition and cash flows;
•The loss of one or more of our key customers, a failure to continue diversifying our customer base, or a decrease in the number of larger transactions could harm our business and our operating results;
•We need to develop and introduce new and enhanced products and solutions in a timely manner to meet the needs of our customers and to remain competitive;
•The markets in which we operate are intensely competitive;
•Our future growth depends on a number of video and broadband industry trends;
•Our software-based cable access product initiatives expose us to certain technology transition risks that may adversely impact our operating results, financial condition and cash flows;
•Our operating results are likely to fluctuate significantly and, as a result, may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline;
•We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we rely on contract manufacturers and other subcontractors; and
•We rely on resellers, value-added resellers and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage our relationships with these customers or the processes and procedures that support them could adversely affect our business.

PART I

Item 1.	BUSINESS
We are a leading global provider of (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and streaming video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) cable access solutions that enable cable operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services to consumers’ homes.
We operate in two segments, Video and Cable Access. Our Video business provides video processing and production and playout solutions and services worldwide to cable operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Cable Access business provides cable access solutions and related services, including our CableOS software-based cable access solution, primarily to cable operators globally.
Across our two business segments, we derived approximately 58% of our revenue from the Americas in 2020. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for 31% and 11% of our 2020 revenue, respectively.
Harmonic was initially incorporated in California in June 1988 and was reincorporated in Delaware in May 1995. Our principal executive offices are currently located at 2590 Orchard Parkway, San Jose, California 95131. Our telephone number is (408) 542-2500. Our Internet website is http://www.harmonicinc.com. Other than the information expressly set forth in this Annual Report on Form 10-K, the information contained or referred to on our website is not part of this report.
Industry Overview and Market Trends
Video Business
We believe our customers must continue to employ innovative technologies and services to address key trends in the dynamic video industry.
•Demand for Streaming Services. In the highly competitive video industry, there is strong demand for video content to be captured, processed and streamed to millions of subscribers at scale, and with personalized service features and characteristics. We believe video streaming is, and will continue to be, the most significant trend affecting the video industry for the foreseeable future.
•Demand for High Quality Video. High quality video for both traditional broadcast television and streaming continues to be an important factor for consumers. Compression technologies such as High Efficiency Video Compression (HEVC) or advances in H.264/AVC codecs, as well as increasing requirements for HDR encoding, will continue to remain a high priority for our service provider and broadcast and media company customers.
•Time-Shifted Viewing. “Time-shifting” technologies, including cloud-based personal recording and live-to-video-on-demand (VOD) capture, will continue to increase in popularity.
•Decline in Broadcast Viewing. Broadcast television viewership will continue to decline as the growth in streaming accelerates. We believe this transition will cause service providers, broadcasters and media companies to focus their investments on (i) providing streaming services and (ii) reducing the operational complexities and cost of broadcast television.
In response to these trends, our customers are:
•expanding their streaming offerings with VOD programming, live events and/or linear TV bundles to reach a larger and more global audience;
•utilizing streaming technologies to expand monetization opportunities with personalized and dynamic ad insertion;
•developing and expanding the capacity of their networks with investments in various infrastructure technologies to, among other things, minimize bandwidth utilization and increase overall quality of service;

•continuing to enhance and differentiate their content offerings, consolidate to achieve greater economies of scale and subscriber concentration, and acquire other companies to expand their content libraries and capabilities to develop original content; and
•improving the efficiency and utilization of legacy broadcast infrastructure to minimize operational and staffing needs and costs by migrating services to public cloud SaaS or upgrading on-premise equipment with the latest generation of highly dense and functionally rich technologies.
Our Video business strategy is focused on providing our customers with software-based appliances and SaaS platforms to enable and support these trends.
Our Video Markets
Service Providers
•Wireline Operators. Cable and telco operators continue to focus on various initiatives to improve and differentiate their service offerings from competing service providers, including: bundled digital video, voice and high-speed data services; expansion of streaming service offerings to include linear TV, live events and VOD; upgraded consumer-facing applications; and capacity enhancement of high-speed data services.
•Satellite Operators. Satellite operators around the world have established digital television services that serve tens of millions of subscribers, with the ability to provide tens of thousands of linear channels. We expect satellite operators to increase their investments in their streaming offerings to meet rapidly changing consumption habits and, in parallel, strive to optimize their traditional broadcast operations.
Broadcast and Media Companies
•Network broadcasters, programmers and content owners continue to invest in new and enhanced direct-to-consumer streaming platforms, as well as upgrade and improve the efficiencies of their traditional broadcast television services. We believe these companies will utilize new technologies, including public cloud infrastructure and SaaS platforms, to expand their streaming offerings, reach wider audiences, and increase monetization opportunities through personalized advertising, and, in parallel, reduce the complexity and cost of running and operating their traditional broadcast services.
•In the terrestrial broadcasting market, while broadcasters in various countries that have not yet completed converting from analog to digital transmission continue with change-over efforts, operators in numerous other countries around the world are adopting the next generation of digital transmission technologies, such as the DVB-T2 standard and ATSC 3.0 standards. These market dynamics provide opportunities to deliver new channels, HD and Ultra HD services, premium content, and interactive services.
Streaming
•We believe media companies of all sizes will invest heavily in streaming services for the foreseeable future, whether for linear TV, live events or a range of VOD offerings, and that these offerings will be enhanced over time to include personal and targeted advertisement to increase monetization potential. We believe many of these streaming offerings will be launched by new entrants into the space, in addition to those launched by traditional media companies who have a history and brand in broadcast television.
Video Infrastructure Technology Trends
•Acceleration of Streaming Services. We believe the industry will continue to adopt streaming technologies to deliver video content to consumers and, increasingly, utilize public clouds to do so.
•Transformation of Broadcast Infrastructure. We believe the industry will continue to seek to transform existing broadcast infrastructure workflows into more flexible and efficient operations, in order to reduce operational and investment costs. We believe that, in order to maximize cost savings, a material portion of these operations will migrate to public clouds in the coming years, while some customers will upgrade and replace their aging on-premise equipment with next-generation software-based appliances that significantly reduce operational complexity.

Cable Access Business
Industry Challenges
Cable operators continue to face challenges from the rapid growth of demand for broadband bandwidth in their networks, driven primarily by:
•more users with more connected devices and applications;
•bundled digital video, voice and high-speed data services; and
•bandwidth-intensive VOD and streaming video services, and interactive cloud applications.
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
Technology Trends
•DOCSIS 3.1. We believe the cable industry will continue to deploy the DOCSIS 3.1 standard, which enables high bandwidth data transfer over existing broadband infrastructure, and we expect future adoption and deployment of the next-generation DOCSIS 4.0 standard.
•Virtualization. We believe cable operators are moving toward more software-driven architectures, which is central to our Cable Access business and product strategy. Virtualized software solutions that are decoupled from underlying hardware and run on COTS servers and/or cloud-native architectures allow for significantly increased efficiencies, upgradability, configuration flexibility, service agility and scalability not feasible with hardware-centric approaches. We believe a software-based cable access solution can significantly reduce cable operator facility costs, especially costs related to physical space and power consumption, and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.
•Distributed Access Architecture. In addition to centralized cable access solutions, we believe there is accelerating interest in distributed access solutions, particularly in competitive gigabit service markets where cable operators are competing with fiber-to-the-home (FTTH) services and are extending fiber networks deeper into their access networks. A distributed access architecture (DAA) coupled with a software-based cable access solution running on COTS servers at a headend, and the distribution of DAA nodes closer to end users, alleviates the power and space requirements of centralized systems at headend sites due to the fact that the radio frequency (RF) processing is distributed into the field outside of the headend. We believe this distributed architecture will enable service providers to efficiently scale to support data and IP video growth.
•Multiple Access. CableOS is a software-based solution that runs on COTS servers connected to distributed access nodes. Traditionally, the distributed access nodes deliver service to the subscribers over RF signals with DOCSIS. With CableOS, FTTH services over passive optical networks (PON) can be supported with software running on the CableOS servers and with remote optical line termination (OLT) modules plugged into the DAA nodes. The result is that the CableOS solution can support delivering both DOCSIS and PON services to different subscribers. As fiber is pulled deeper into the network, cable operators will have the infrastructure and technology to deliver both traditional cable services and FTTH.
Our Cable Access business strategy is focused on providing our customers with software-based solutions, on a centralized, distributed access or hybrid architecture, to enable and support these technology and industry trends.
Our Products and Solutions
Video Processing and Delivery Solutions
We offer two categories of solutions - a broad range of software-based video appliances and SaaS platforms - to deliver broadcast and streaming services and capabilities in the media market.
Software-based Appliances. Our video processing appliances, which include network management and application software and hardware products, provide our customers with the ability to acquire a variety of signals from different sources and in different protocols in order to deliver a variety of real-time and stored content to their subscribers for viewing on a broad range of devices. Our appliance product families include:

•Encoders. Our high-performance encoders compress video, audio and data channels to low bit rates while maintaining high video quality. Our latest software-based XOS encoders can deliver video in multiple formats, including standard, HD and Ultra HD, and in any video compression standard, including MPEG-2, MPEG-4 AVC and HEVC. This capability allows the encoders to converge workflows targeted for all forms of video delivery, whether broadcast or streaming.
•Video Servers. Our Spectrum family of video server systems are used by broadcast and media companies to create play-to-air television channels. Our customers typically use these video server products to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are then stored in the server’s file system until the content is needed for playback as part of a scheduled playlist.
•High-density stream processing. We offer high-density, real-time stream processing systems capable of high-performance, high-throughput video processing for mission-critical IP video delivery applications, including multiplexing, scrambling, splicing and blackout source switching.
•Edge processors. Our family of Edge processing platforms allows service providers to acquire content delivered via satellite, IP or terrestrial networks for distribution to their subscribers. These products are used by broadcasters to decode signals backhauled from live news and sporting events in contribution applications, as well as by content owners looking to distribute their content in a controlled manner to a large base of affiliates.
SaaS platforms. Our VOS360 SaaS platforms provide both streaming and channel origination and distribution services in a public cloud environment that is fully managed and operated by our 24/7 DevOps teams. Our SaaS solutions enable the packaging and delivery of high-quality streaming services, including live streaming, VOD, catch-up TV, start-over TV, network-DVR and cloud-DVR services through HTTP streaming to any device, along with dynamic and personal ad insertion. In addition, our VOS360 platforms enable the transformation of traditional broadcast video workflows into cloud-based workflows, resulting in more efficient and leaner operations for our customers. We continue to see an increasing number of customers seeking to leverage the inherent commercial, operational and infrastructure flexibility offered by our VOS360 SaaS platforms. We also provide an on-premise SaaS offering with our VOS cloud-native software solution for customers seeking to deploy a cloud-like architecture in a private data center.
Cable Access Products and Solutions
Software-Based Cable Access Solution. As demand continues to rapidly grow for high-speed broadband services such as streaming, VOD, time-shift TV and cloud DVR, we believe we can help cable operators take advantage of this opportunity with our CableOS software-based cable access solution, an end-to-end cable access solution that we believe delivers unprecedented scalability, agility and cost savings. Our CableOS solution enables the migration to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our solution resolves space and power constraints in cable operator facilities, significantly reduces dependence on hardware upgrade cycles, and reduces total cost of ownership. Our CableOS solution can be deployed based on a centralized, distributed access or hybrid architecture.
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
We believe that our CableOS solution, which includes a software-based CMTS, will have an opportunity to be sold into a significantly larger and growing market, with growth driven by virtualization and the distributed access architecture.
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

Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, listed alphabetically, based, in part, on revenue during 2020.

United States	International
AT&T	Arqiva
Atlantic Broadband	Bell ExpressVu
Charter Communications	France Televisions
Comcast	Groupe Canal+
Cox Communications	Guangdong Fuhaitong
Dish Network	Millicom
Heartland Video Systems	Netorium
Mega Hertz	Tele2 Sverige AB
SES	Telefonia por Cable
Tegna Media	Vodafone
Sales to our 10 largest customers in 2020, 2019 and 2018 accounted for approximately 51%, 49% and 37% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2020, 2019 and 2018, Comcast accounted for 20%, 23% and 15% of our net revenue, respectively. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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

Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus accounts for the majority of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2021. We do not generally maintain long-term agreements with any of our contract manufacturers.
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
Intellectual Property
As of December 31, 2020, we held 96 issued U.S. patents and 58 issued foreign patents and had 51 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of unfilled firm purchase orders by our customers which have not been completed. Approximately 80% to 90% of our backlog and deferred revenue is projected to be converted to revenue within a rolling one-year period. As of December 31, 2020 and 2019, we had backlog, including deferred revenue, of $290.5 million and $210.2 million, respectively. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in spending by our customers or changes in specific customer requirements. In addition, due to annual budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.

Competition
The markets in which our Video and Cable Access businesses operate are extremely competitive and have been characterized by rapid technological change and declining average selling prices in the past. The principal competitive factors in these markets include product performance, functionality and features, reliability, pricing, breadth of product offerings, brand recognition and awareness, sales and distribution capabilities, technical operations, support and services, and relationships with end customers. We believe that we compete favorably in each of these categories.
Our competitors in our Video appliance business include ATEME, MediaKind, Synamedia, Grass Valley, Evertz Microsystems and Imagine Communications. Our competitors in our Video SaaS business include Amazon Web Services (AWS), Brightcove and Verizon Digital Media Services.
Our competitors in our Cable Access business include CommScope, Casa Systems and Cisco Systems.
Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2020, 2019 and 2018 were approximately $82.5 million, $84.6 million and $89.2 million, respectively. Research and development expenses as a percentage of revenue in 2020, 2019 and 2018 were approximately 22%, 21% and 22%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon and New Jersey), France, Israel and Hong Kong. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and India.
Our research and development program is primarily focused on developing new products and systems, and adding new features and other improvements to existing products and systems. Our development strategy is to identify features and capabilities in our core software appliances and SaaS platforms that are, or are expected to be, needed by our customers. For our Video business segment, our current research and development efforts are focused on advanced streaming capabilities and improving the efficiency and flexibility of broadcast workflows. With respect to our Cable Access business segment, our major research and development efforts are focused on cable access solutions for both video and data, particularly the ongoing development of our centralized and distributed CableOS software-based cable access solutions.
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
Human Capital Resources
As of December 31, 2020, we employed a total of 1,169 full time employees, including 430 in research and development, 212 in sales, 282 in service and support, 51 in operations, 81 in marketing (corporate and product) and 113 in a general and administrative capacity. Of those employees, 371 were located in the U.S. and Canada, and 798 employees were located outside of North America in 25 countries in Central and South America, the Middle East and Africa, Europe and the Asia Pacific region. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in France are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Competition for qualified personnel in the technology space is intense, and we believe that our future success largely depends upon our continued ability to attract, develop and retain highly skilled individuals across the globe. We believe we offer competitive compensation (including salary, incentive bonus and equity awards) and comprehensive benefits packages in each of our locations around the globe. We aim to create an environment in which our employees can develop and grow, and be recognized for their achievements. We offer training, development and on-demand learning programs to support continuous learning and cultivate talent throughout the company, and promote opportunities for internal mobility and recruitment. We offer rewards and recognition programs, including spot awards to recognize employee contributions, patent incentive awards, and various functional recognition awards. We regularly conduct employee surveys to gauge employee engagement and satisfaction, and we use the views expressed in the surveys to influence our people strategy and policies.

As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion, where all employees are respected regardless of gender, race, color, national origin, ancestry, citizenship, religion, age, physical or mental disability, medical condition, genetic information, pregnancy, sexual orientation, gender identity or gender expression, veteran status, or marital status. We are focused on understanding our diversity, equity and inclusion opportunities and executing on a strategy to support further progress. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the company.
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
Risks Related to Our Business and Our Industry
The COVID-19 pandemic has disrupted and harmed, and may continue to disrupt and harm, our business, financial condition and operating results. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition and operating results and the achievement of our strategic objectives.
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans and restrictions, social distancing requirements and shelter-in-place orders. The pandemic and these related responses have caused, and may continue to cause, decreased demand for our offerings or delayed purchasing decisions by our customers, a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services) and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in demand for our offerings or delays in purchasing decisions as a result of COVID-19, which generally occurred in the first half of 2020 and may occur in the future, including as a result of social distancing requirements and shelter-in-place orders limiting our ability to deploy our products, and general economic uncertainty causing a number of businesses to delay or reduce costs.
•Delays in payments or defaults by our customers or if customers terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us.
•Challenges in establishing certain new customer relationships due to travel and meeting restrictions as a result of COVID-19; and
•Our modified business practices in response to the pandemic, such as having most of our employees work remotely, canceling all non-essential employee travel, and cancelling, postponing or holding virtually events and meetings. We may in the future be required to, or choose voluntarily to, take additional actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively affect our business, our financial condition and operating results could be adversely affected.
The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences are uncertain, dynamic and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our customers and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: government, business and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, prohibitions on, or voluntary cancellation of, large gatherings of people and social distancing requirements, and modified workplace activities); the impact of the pandemic and actions taken in response to local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, including the impact of any unsuccessful reopening of economic activity or subsequent outbreaks of COVID-19. As a result of the uncertainty and disrupted market conditions due to the COVID-19 pandemic, our business, operating results and financial condition has been and may continue to be adversely affected.

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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, in recent years, streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including the impact of the COVID-19 pandemic and government and business responses thereto on the global economy and regional economies;
•access to financing;
•annual budget cycles of customers in each of the industries we serve;
•the impact of industry consolidation;
•customers suspending or reducing spending in anticipation of: (i) new video or cable industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions, and (iii) new products, such as products and services based on our VOS software platform or our CableOS software-based cable access solutions;
•delayed or reduced near-term spending as customers transition away from video appliance solutions and adopt new business and operating models enabled by software- and cloud-based solutions, including SaaS unified video processing solutions;
•federal, state, local and foreign government regulation of telecommunications, television broadcasting and streaming media;
•overall demand for communication services and consumer acceptance of new video and data technologies and services;
•competitive pressures, including pricing pressures;
•the impact of fluctuations in currency exchange rates; and
•discretionary end-user customer spending patterns.
In the past, specific factors contributing to reduced spending have included:
•uncertainty and deteriorated market conditions regionally and globally due to the COVID-19 pandemic;
•weak or uncertain economic and financial conditions in the U.S. or one or more international markets;
•uncertainty related to development of industry technology;
•delays in evaluations of new services, new standards and systems architectures by many operators;
•emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades;
•a reduction in the amount of capital available to finance projects of our customers and potential customers;

•proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;
•completion of a new system or significant expansion or upgrade to a system; and
•bankruptcies and financial restructuring of major customers.
In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, such as the ongoing COVID-19 pandemic, and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S., Europe or other key markets, remain uncertain or deteriorate further, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the fiscal years ended December 31, 2020, 2019 and 2018 accounted for approximately 51%, 49% and 37% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
In the fiscal years ended December 31, 2020, 2019 and 2018, Comcast accounted for 20%, 23% and 15% of our net revenue, respectively. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
Our competitors in our Video appliance business include ATEME, MediaKind, Synamedia, Grass Valley, Evertz Microsystems and Imagine Communications. Our competitors in our Video SaaS business include Amazon Web Services (AWS), Brightcove and Verizon Digital Media Services. Our competitors in our Cable Access business include CommScope, Casa Systems and Cisco Systems.
A number of our principal business competitors in both of our business segments are substantially larger and/or may have access to greater financial, technical, marketing or other resources than we have. Consolidation in the Video industry has led to the acquisition of a number of our historic competitors over the last several years by private equity firms and by AWS. With respect to our Cable Access business, our competitors are generally substantially larger than us.
In addition, some of our larger competitors may have more long-standing and established relationships with certain domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets and may be better able to navigate periods of market uncertainty, such as the uncertainty caused by the COVID-19 pandemic. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
Further, some of our competitors have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing or payment terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Also, some competitors that are smaller than we are have engaged in, and may continue to engage in, aggressive price competition in order to gain customer traction and market share. Reductions in prices for any of our products could materially and adversely affect our operating margins and revenue.
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
Our future growth depends on a number of video and broadband industry trends.
Technology, industry and regulatory trends and requirements may affect the growth of our business. These trends and requirements include the following:
•convergence, whereby network operators bundle video, voice and data services to consumers, including mobile delivery options;
•continued strong consumer demand for streaming video services;
•service providers and broadcast and media companies utilizing public cloud SaaS platforms to deliver video content to consumers, as well as for broadcast infrastructure workflows;
•the pace of adoption and deployment of high-bandwidth technology, such as DOCSIS 3.x, DOCSIS 4.0, next generation LTE and fiber-to-the-premises (FTTP);
•the use of digital video by businesses, governments and educational institutions globally;
•efforts by regulators and governments in the U.S. and internationally to encourage the adoption of broadband and digital technologies, including 5G broadband networks, as well as to regulate broadband access and delivery;
•consumer interest in higher resolution video such as Ultra HD or retina-display technologies on mobile devices;
•the need to develop partnerships with other companies involved in video infrastructure workflow and broadband services;
•the continued adoption of the television and streaming video viewing behaviors of consumers in developed economies by the growing middle class across emerging economies;
•the extent and nature of regulatory attitudes towards issues such as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services, such as mobile video; and
•the outcome of disputes and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.
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
We believe our CableOS software-based cable access solutions, supporting centralized, DAA or hybrid configurations, will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. If we are unsuccessful in continuing to innovate and develop and deploy our cable access solutions in a timely manner, or are otherwise delayed in making our solutions available to our customers, our business may be adversely impacted, particularly if our competitors develop and market similar or superior products and solutions.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•the level and timing of spending of our customers in the U.S., Europe and in other markets;
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the global economic uncertainty caused by the COVID-19 pandemic and government and business responses thereto;
•changes in market acceptance of and demand for our products or our customers’ services or products;
•the timing and amount of orders, especially from large individual transactions and transactions with our significant customers;
•the mix of our products sold and the effect it has on gross margins;
•the timing of revenue recognition, including revenue recognition on sales arrangements and from transactions with significant service and support components, which may span several quarters;
•our transition to a SaaS subscription model for our Video business, which may cause near-term declines in revenue;
•the timing of completion of our customers’ projects;
•the length of each customer product upgrade cycle and the volume of purchases during the cycle;
•competitive market conditions, including pricing actions by our competitors;
•the level and mix of our domestic and international revenue;
•new product introductions by our competitors or by us;
•uncertainty in both the U.K. and the European Union due to the U.K.’s exit from the European Union and the impact of the U.K.’s transitional period following this exit, which could adversely affect our results, financial condition and prospects;
•changes in domestic and international regulatory environments affecting our business;
•the evaluation of new services, new standards and system architectures by our customers;
•the cost and timely availability to us of components, subassemblies and modules;
•the mix of our customer base, by industry and size, and sales channels;
•changes in our operating and extraordinary expenses;
•the timing of acquisitions and dispositions by us and the financial impact of such transactions;
•impairment of our goodwill and intangibles;
•the impact of litigation, such as related litigation expenses and settlement costs;
•write-downs of inventory and investments;

•changes in our effective federal tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, and changes in our effective state tax rates, including as a result of apportionment;
•changes to tax rules related to the deferral of foreign earnings and compliance with foreign tax rules;
•the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest; and
•the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition related costs and expenses and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date.
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
These risks could be heightened during a substantial economic slowdown because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and other pandemics, such as the COVID-19 pandemic, which has adversely impacted and may continue to adversely impact our supply chain. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.
Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our French and Israeli operations are outsourced to another third-party manufacturer in France and Israel, respectively. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2021.

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
Operational Risks
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
As of December 31, 2020, we had 808 employees in our international operations, representing approximately 69% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of Thomson Video Networks (“TVN”) on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working from home following shelter-in-place orders, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
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
As of December 31, 2020, we maintained facilities in Israel with a total of 191 employees, or approximately 16% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 5% of those employees were called for active military duty in 2020. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.
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
Cyber criminals and hackers may attempt to penetrate our network security, misappropriate our proprietary information or cause business interruptions. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we have faced compromises to our network security, and companies are facing additional attacks as workforces become more distributed following shelter-in-place orders. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, ransomware, data protection breaches, computer viruses, denial-of-service attacks and similar disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:
•our intellectual property and other proprietary data, or financial assets, could be stolen;
•our ability to manage and conduct our business operations could be seriously disrupted;
•defects and security vulnerabilities could be introduced into our product, software and SaaS offerings, thereby damaging the reputation and perceived reliability and security of our products; and
•personally identifiable data of our customers, employees and business partners could be compromised.

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
Our corporate headquarters is located in California, which is prone to earthquakes. In addition, climate change is contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes, such as floods and wildfires. We have employees, consultants and contractors located in regions and countries around the world. In the event that any of our business, sales or research and development centers or offices in the U.S. or internationally are adversely affected by an earthquake, flood, wildfire or by any other natural disaster, we may sustain damage to our operations and properties, which could cause a sustained interruption or loss of affected operations, and cause us to suffer significant financial losses.
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
Financial, Transactional and Tax Risks
We may need additional capital in the future and may not be able to secure adequate funds at all or on terms acceptable to us.
We engage in the design, development and manufacture and sale of a variety of video and cable access products and system solutions, which has required, and will continue to require, significant research and development expenditures.
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $98.6 million at December 31, 2020 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2022 Notes and the 2024 Notes (together, the “Notes”), or to make cash payments in connection with any conversion of the Notes or in connection with any repurchase of Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus any accrued and unpaid interest thereon, as set forth in the applicable indenture governing the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, including the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.
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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of each indenture governing our Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due. In addition, the Credit Agreement we entered into with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower, on December 19, 2019 and amended in 2020, permits us to incur certain additional indebtedness and grant certain liens on our assets that could intensify the risks discussed above.
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
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. Among other changes, ASU No. 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Notes. Additionally, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which would result in an increase in diluted shares for purposes of calculating our diluted EPS. The new ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of the new ASU can either be on a modified retrospective or full retrospective basis. We are currently evaluating the timing, method of adoption and overall impact of this standard on our consolidated financial statements.
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
As part of our business strategy, from time to time we have acquired, and we may continue to acquire, businesses, technologies, assets and product lines that we believe complement or expand our existing business. Acquisitions involve numerous risks, including the following:
•unanticipated costs or delays associated with an acquisition;
•difficulties in the assimilation and integration of acquired operations, technologies and/or products;
•potential disruption of our business and the diversion of management’s attention from the regular operations of the business during the acquisition process;
•the challenges of managing a larger and more geographically widespread operation and product portfolio after the closing of the acquisition;
•potential adverse effects on new and existing business relationships with suppliers, contract manufacturers, resellers, partners and customers;
•compliance with regulatory requirements, such as local employment regulations and organized labor in France;

•risks associated with entering markets in which we may have no or limited prior experience;
•the potential loss of key employees of acquired businesses and our own business as a result of integration;
•difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;
•impact of known potential liabilities or unknown liabilities, including litigation and infringement claims, associated with companies we acquire;
•substantial charges for acquisition costs or for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;
•substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it;
•difficulties in establishing and maintaining uniform financial and other standards, controls, procedures and policies;
•delays in realizing, or failure to realize, the anticipated benefits of an acquisition; and
•the possibility that any acquisition may be viewed negatively by our customers or investors or the financial markets.
Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and is likely to continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target chooses to be acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we may, in each of those acquisitions:
•issue equity securities which would dilute current stockholders’ percentage ownership;
•incur substantial debt to finance the acquisition or assume substantial debt in the acquisition;
•incur significant acquisition-related expenses;
•assume substantial liabilities, contingent or otherwise; or
•expend significant cash.
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
As of December 31, 2020, we had approximately $243.7 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $6.7 million and $23.9 million in 2020 and 2019, respectively, against the net deferred tax assets. The increases in valuation allowance in 2020 and 2019 were offset partially by the valuation allowance release of $2.6 million and $5.6 million, respectively. The releases of valuation allowance were associated with our Israel operating subsidiary due to a reduced tax rate as a result of a local tax authority ruling.
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

Legal, Regulatory and Compliance Risks
We or our customers may face intellectual property infringement claims from third parties.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. Also, patent infringement claims and litigation by entities that purchase or control patents, but do not produce goods or services covered by the claims of such patents (so-called “non-practicing entities” or “NPEs”), have increased rapidly over the last decade or so. From time to time, third parties, including NPEs, have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers, and have initiated audits to determine whether we have missed royalty payments for technology that we license. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us.
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
At December 31, 2020, we held 96 issued U.S. patents and 58 issued foreign patents, and had 51 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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
Our products are subject to U.S. export control laws, and may be exported outside the U.S. only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”) requesting information about transactions involving Iran. The transactions were by the French company Thomson Video Networks, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. Harmonic is fully cooperating in the OFAC investigation. If we are found to have violated U.S. export control laws as a result of the pending OFAC investigation or future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. While we do not anticipate the impact of the OFAC investigation to be material on our business, our business and operating results could be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.
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
Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2020, 2019 and 2018 represented approximately 49%, 50% and 55% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the COVID-19 pandemic;
•fluctuations in currency exchange rates;
•changes in foreign government regulations and telecommunications standards;
•import and export license requirements, tariffs, taxes, economic sanctions, contractual limitations and other trade barriers;
•our significant reliance on resellers and others to purchase and resell our products and solutions, particularly in emerging market countries;
•availability of credit, particularly in emerging market countries;
•longer collection periods and greater difficulty in enforcing contracts and collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;
•compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and/or similar anti-corruption and anti-bribery laws, particularly in emerging market countries;
•the burden of complying with a wide variety of foreign laws, treaties and technical standards;
•fulfilling “country of origin” requirements for our products for certain customers;
•difficulty in staffing and managing foreign operations;
•business and operational disruptions or delays caused by political, social and/or economic instability and unrest (e.g., Hong Kong), including risks related to terrorist activity, particularly in emerging market countries;
•changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the U.S. and the European Union on the Russian Federation;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers, including those between the U.S. and China;
•any negative economic impacts resulting from the political environment in the U.S. or the U.K.’s exit from the European Union; and
•business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics, such as the COVID-19 pandemic, which has led and may continue to lead to trade shows and in-person meetings being canceled or delayed and employees working remotely, and which has impacted our supply chain and may continue to impact our supply chain or general business in other manners.

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
Risks Related to Ownership of Our Common Stock
Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
We have provisions in our certificate of incorporation and bylaws that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. These include provisions:
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call, and bring business before, special meetings;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;
•controlling the procedures for conducting and scheduling of Board and stockholder meetings; and
•providing our Board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including market volatility due to the COVID-19 pandemic;
•actual or anticipated variations in operating results;
•increases or decreases in the general stock market or to the stock prices of technology companies;
•announcements of technological innovations, new products or new services by us or by our competitors or customers;
•changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
•announcements by us or our competitors of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
•announcements by our customers regarding end user market conditions and the status of existing and future infrastructure network deployments;
•additions or departures of key personnel; and
•future equity or debt offerings or our announcements of these offerings.
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
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the U.S. and various locations in Europe and Asia. Our leases, which expire at various dates through March 2030, are for an aggregate of approximately 292,726 square feet of space. We have two business segments: Video and Cable Access. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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
An unfavorable outcome on any litigation matters could require us to pay substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, operating results, financial position and cash flows. Refer to Note 19, “Legal Proceedings,” of the Notes to our Consolidated Financial Statements for additional information on our Avid litigation settlement.
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
Holders
As of February 24, 2021, there were approximately 316 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2020.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2015 and ending on December 31, 2020. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2015, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/15	12/16	12/17	12/18	12/19	12/20
Harmonic Inc.	100.00	122.85	103.19	115.97	191.65	181.57
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Telecom	100.00	112.56	135.96	125.10	158.73	192.30
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material,” “filed” or incorporated by reference in previous or future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Harmonic specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

Item 6.	SELECTED FINANCIAL DATA
This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

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
Business Overview
We are a leading global provider of (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and streaming video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) cable access solutions that enable cable operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services to consumers’ homes.
We classify our total revenue in two categories, “Appliance and integration” and “SaaS and service.” The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for our SaaS platform and support service revenue from our appliance-based customers and reflects our recurring revenue stream.
We conduct business in three geographic regions - the Americas, EMEA and APAC - and operate in two segments, Video and Cable Access. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telecommunications (“telco”) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions. Our Cable Access business sells cable access solutions and related services, including our CableOS software-based cable access solution, primarily to cable operators globally.
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
The worldwide spread of COVID-19 has resulted in public health responses in affected regions, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders, which have caused a global slowdown of economic activity and negatively impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators, which generally occurred in the first half of 2020. In our Video segment, sales of video appliances and integration fell following the spread of COVID-19 as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed in the first half of 2020. In the third and fourth quarters of fiscal 2020, we experienced an increase in sales activities, transactions and deployments in both business segments due to the loosening of certain COVID-19 restrictions, and customer adaptation to such restrictions. We expect that the COVID-19 pandemic may continue to have an impact on our results of operations.

We continue to monitor the impact of the COVID-19 pandemic and have adopted several measures in response to COVID-19, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with declines in revenues and business travel, and restricting non-essential business travel by our employees. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the evolving severity of the pandemic in different countries and regions of the world, vaccination efforts, and other actions by governments and businesses in response to the pandemic. As such, given the uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of COVID-19 on our future results of operations. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for additional information.
We believe a material and growing portion of the opportunities for our Video business are linked to the industry and our customers (i) continuing to adopt streaming technologies to capture, process and deliver video content to consumers and, increasingly, utilizing public cloud solutions like our VOS SaaS platform to do so; (ii) transforming existing broadcast infrastructure workflows into more flexible, efficient and cost-effective operations running in public clouds; and (iii) for those customers maintaining on-premise video delivery infrastructure, continuing to upgrade and replace aging equipment with next-generation software-based appliances that significantly reduce operational complexity. Our Video business strategy is focused on continuing to develop and deliver products, solutions and services to enable and support these trends.
Our Cable Access strategy is focused on continuing to develop and deliver software-based cable access technologies, which we refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based cable access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, DAA or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our CableOS solutions resolve space and power constraints in cable operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and will help us become a major player in the cable access market. In the meantime, we believe our Cable Access segment is gaining momentum in the marketplace as our customers have begun to adopt new virtualized DOCSIS 3.1 CMTS solutions and distributed access architectures. We continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements.
Critical Accounting Policies, Judgments and Estimates
The preparation of consolidated financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. Refer to Note 2 of the Notes to our Consolidated Financial Statements for details of our accounting policies. Critical accounting policies, judgments and estimates that we believe have the most significant impact on Harmonic’s financial statements are set forth below:
•Revenue recognition;
•Valuation of inventories;
•Impairment of goodwill or long-lived assets; and
•Accounting for income taxes.
Revenue Recognition
We recognize revenue from contracts with customers using the following five steps:
a) Identify the contract(s) with a customer;
b) Identify the performance obligations in the contract;
c) Determine the transaction price;
d) Allocate the transaction price to the performance obligations in the contract; and
e) Recognize revenue when (or as) we satisfy a performance obligation.

Refer to Note 3, “Revenue,” of the Notes to our Consolidated Financial Statements for additional information about our revenue recognition policies, including critical judgments and estimates associated with our revenue recognition.
Valuation of Inventories
We state inventories at the lower-of-cost (determined on first-in, first-out basis) or net realizable value. We write down the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical consumption. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.
Impairment of Goodwill or Long-lived Assets
On January 1, 2020, we adopted Accounting Standard Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350) using the prospective approach. The ASU eliminates step two from the goodwill impairment test. Under ASU No. 2017-04, we will recognize an impairment charge for an amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.
In evaluating goodwill for impairment, we first assesses qualitative factors such as the magnitude of the excess fair value over carrying value from the prior period’s impairment testing, other reporting unit specific operating results as well as new events and circumstances impacting the operations at the reporting unit level. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative impairment test is performed to determine the fair value of the reporting unit and compare it with its carrying value. We determine the fair value of our reporting units using both income and market valuation approaches.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit. Under the market approach, the fair value of the reporting unit is estimated based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting units, and then apply a control premium which is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with our reporting units.
Both valuation approaches require significant judgments and use of estimates in determining future operating trends and other variables. We base our fair value estimates on assumptions that we believe to be reasonable. However, those assumptions can be unpredictable and inherently uncertain. Actual results could be materially different from the estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
During the fourth quarter of 2020, we performed the goodwill impairment testing for our two reporting units as part of our annual goodwill impairment test and concluded that goodwill was not impaired. We have not recorded any impairment charges related to goodwill for any prior periods. Refer to Note 7, “Goodwill,” for additional information.
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
Accounting for Income Taxes
In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax expense and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets.

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
Refer to Note 14, “Income Taxes,” of the Notes to our Consolidated Financial Statements for additional information.
Results of Operations
Net Revenue
The following table presents the breakdown of net revenue by category and geographical region:

	Year ended December 31,
(in thousands, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Appliance and integration	$252,014	$275,797	$287,564	$(23,783)	(9)%	$(11,767)	(4)%
as % of total net revenue	67%	68%	71%
SaaS and service	126,817	127,077	115,994	(260)	—%	11,083	10%
as % of total net revenue	33%	32%	29%
Total net revenue	$378,831	$402,874	$403,558	$(24,043)	(6)%	$(684)	—%

Americas	$219,394	$224,193	$218,900	$(4,799)	(2)%	$5,293	2%
as % of total net revenue	58%	56%	54%
EMEA	117,126	117,477	107,074	(351)	—%	10,403	10%
as % of total net revenue	31%	29%	27%
APAC	42,311	61,204	77,584	(18,893)	(31)%	(16,380)	(21)%
as % of total net revenue	11%	15%	19%
Total net revenue	$378,831	$402,874	$403,558	$(24,043)	(6)%	$(684)	—%
Fiscal 2020 compared to Fiscal 2019
Appliance and integration net revenue decreased in 2020 compared to 2019, primarily due a decrease in Video appliance revenue as media investment slowed in response to the COVID-19 pandemic, partially offset by the addition of new CableOS customer deployments and increased penetration of existing CableOS customers.
Americas net revenue decreased in 2020 compared to 2019, primarily due to the recognition of one-time up front $37.5 million in software license revenue from the Comcast CableOS software license agreement in fiscal 2019, partially offset by the addition of new CableOS customer deployments and increased penetration of existing CableOS customers.
EMEA net revenue decreased in 2020 compared to 2019, primarily due to a decrease in Video appliance revenue as media investment slowed in response to the COVID-19 pandemic, partially offset by the ramping of our CableOS solutions in the region.

APAC net revenue decreased in 2020 compared to 2019, as media investment slowed in response to the COVID-19 pandemic throughout APAC as shutdowns continued in the region resulting in a decrease in Video appliance revenue.
Fiscal 2019 compared to Fiscal 2018
Appliance and integration net revenue decreased in 2019 compared to 2018, primarily due to a decrease in revenue in the Video segment. The decrease in revenue in our Video segment was primarily due to a shift in product mix to software and SaaS-based products.
SaaS and service net revenue increased in 2019 compared to 2018, primarily due to the growing success of our CableOS solutions, as well as a shift in product mix to software and SaaS-based products in our Video segment.
Americas net revenue increased in 2019 compared to 2018, primarily due to the growing success of our CableOS solutions, which was offset by a decrease in revenue from other products and services.
EMEA net revenue increased in 2019 compared to 2018, primarily due to an increase in revenue from the sale of CableOS products and services, offset by a decrease in revenue in the Video segment.
APAC net revenue decreased in 2019 compared to 2018, primarily due to a decrease in revenue in the Video segment. The decrease in revenue in our Video segment was primarily due to a shift in product mix to software and SaaS-based products.
Gross Profit

	Year ended December 31,
(in thousands, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Gross profit	$194,997	$223,012	$209,209	$(28,015)	$—	$13,803	$—
as % of total net revenue (“gross margin”)	51%	55%	52%	(4)%		3%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin decreased 4% in 2020, as compared to 2019, primarily due to the recognition of the one-time up front $37.5 million in software license gross profit from the Comcast CableOS software license agreement during fiscal 2019, partially offset by increased gross profit from new CableOS customer deployments and increased penetration of existing CableOS customers.
Gross margin increased 3% in 2019, as compared to 2018, primarily due to a higher proportion of software in the product mix for each of our business segments.
Research and Development Expenses

	Year ended December 31,
(in thousands, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Research and development	$82,494	$84,614	$89,163	$(2,120)	(3)%	$(4,549)	(5)%
as % of total net revenue	22%	21%	22%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French R&D tax credits.
The decrease in research and development expenses in 2020 compared to 2019 was primarily due to a decrease in expenses as a result of our continuing transformation from a capital-intensive hardware development model to a predominantly software development model, and lower travel and entertainment expenses as a result of the COVID-19 pandemic. These decreases were partially offset by higher employee compensation costs due to headcount increases, higher outside consulting spending attributable to our Cable Access segment, and higher stock-based compensation expense related to performance-based RSUs.

The decrease in research and development expenses in 2019 compared to 2018 was primarily due to lower employee compensation costs due to headcount reductions as a result of our continuing transformation from a capital-intensive hardware development model to a predominantly software development model and lower stock-based compensation expense, offset by higher costs for third-party engineering services.
Selling, General and Administrative Expenses

	Year ended December 31,
(in thousands, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Selling, general and administrative	$119,611	$119,035	$118,952	$576	—%	$83	—%
as % of total net revenue	32%	30%	29%
Selling, general and administrative expenses increased slightly in 2020 compared to 2019, primarily due to higher employee compensation costs due to higher headcount, higher sales incentive bonus expenses towards the end of fiscal 2020, and an increase in stock-based compensation related to performance-based RSUs, mostly offset by lower travel, entertainment and trade show expenses due to the COVID-19 pandemic.
Selling, general and administrative expenses increased slightly in 2019 compared to 2018, primarily due to higher trade show and marketing expenses, offset by lower employee compensation costs due to headcount reductions and lower stock-based compensation expense.
Amortization of Intangibles

	Year ended December 31,
(in thousands, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Amortization of intangibles	$3,019	$3,139	$3,187	$(120)	(4)%	$(48)	(2)%
as % of total net revenue	1%	1%	1%
The amortization of intangibles expense decreased in 2020 compared to 2019 as certain intangible assets became fully amortized.
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

	Year ended December 31,
(in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Cost of revenue	$1,094	$1,391	$857	$(297)	(21)%	$534	62%
Operating expenses-Restructuring and related charges	2,322	3,141	2,918	(819)	(26)%	223	8%
Total restructuring and related charges	$3,416	$4,532	$3,775	$(1,116)	(25)%	$757	20%
The decrease in restructuring and related charges in 2020 compared to 2019, was primarily due to lower severance and employee benefit costs recorded in conjunction with restructuring activities during 2020.
The increase in restructuring and related charges in 2019 compared to 2018, was primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities during 2019.
Refer to Note 10, “Restructuring and Related Charges,” of the Notes to our Consolidated Financial Statements for additional information.

Interest Expense, Net

	Year ended December 31,
(in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Interest expense, net	$(11,509)	$(11,651)	$(11,401)	$142	(1)%	$(250)	2%
The decrease in interest expense, net from 2019 to 2020, was primarily driven by lower interest due to the partial repurchase of the 2020 Notes in 2019, partially offset by the higher amortization of debt discount and issuance costs for the 2024 Notes issued in September 2019 and the 2022 Notes issued in June 2020. Refer to Note 11, “Convertible Notes, Other Debts and Finance Leases,” of the Notes to our Consolidated Financial Statements for additional information.
The increase in interest expense, net from 2018 to 2019, was primarily due to higher amortization of debt discount and issuance costs for the 2020 Notes and from amortization of debt discount and issuance costs for the 2024 Notes issued in September 2019, offset by lower interest due to the partial repurchase of the 2020 Notes during 2019.
Loss on Convertible Debt Extinguishment

	Year ended December 31,
(in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Loss on convertible debt extinguishment	$(1,362)	$(5,695)	$—	$4,333	(76)%	$(5,695)	100%
The loss on convertible debt extinguishment of $1.4 million in 2020 includes $0.9 million loss related to the exchange of a portion of the 2020 Notes in June 2020 and the $0.5 million loss related to the settlement of the remaining 2020 Notes in December 2020. The loss on convertible debt extinguishment of $5.7 million in 2019 relates to the repurchase of a portion of the 2020 Notes in September 2019. Refer to Note 11, “Convertible Notes, Other Debts and Finance Leases,” of the Notes to our Consolidated Financial Statements for additional information.
Other Expense, Net

	Year ended December 31,
(in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Other Expense, Net	$(897)	$(2,333)	$(536)	$1,436	(62)%	$(1,797)	100%
Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekel. The decrease in other expense, net in 2020 compared to 2019 was primarily due to lower foreign exchange losses resulting from the change in Euro against the U.S. dollar in 2020. To mitigate the volatility related to fluctuations in foreign exchange rates, we enter into various foreign currency forward contracts. See “Foreign Currency Exchange Risk” under Item 7A of this Annual Report on Form 10-K for additional information.
Income Taxes

	Year ended December 31,
(in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Provision for (benefit from) income taxes	$3,054	$(672)	$4,087	$3,726	(554)%	$(4,759)	(116)%
Changes in provision for (benefit from) income taxes are primarily due to discrete items during fiscal 2019: (i) a one-time benefit of approximately $2.0 million due to changes in our global tax structure and (ii) a $0.8 million benefit from a valuation allowance release for one of our foreign subsidiaries. This release of the valuation allowance was due to changes in forecasted taxable income resulting from receiving a favorable tax ruling during 2019.

Segment Financial Results

	Year ended December 31,
(in thousands, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Video
Revenue	$242,510	$278,028	$313,828	$(35,518)	(13)%	$(35,800)	(11)%
as % of total segment revenue	64%	69%	78%	(5)%		(9)%
Gross profit	132,092	162,156	178,170	(30,064)	(19)%	(16,014)	(9)%
Gross margin %	54%	58%	57%	(4)%		1%
Operating income	1,326	15,837	26,170	(14,511)	(92)%	(10,333)	(39)%
Operating margin %	1%	6%	8%	(5)%		(2)%
Cable Access
Revenue	$136,321	$124,894	$90,908	$11,427	9%	$33,986	37%
as % of total segment revenue	36%	31%	22%	5%		9%
Gross profit	66,661	68,596	40,207	(1,935)	(3)%	28,389	71%
Gross margin %	49%	55%	44%	(6)%		11%
Operating income (loss)	11,651	22,219	(578)	(10,568)	(48)%	22,797	(3,944)%
Operating margin %	9%	18%	(1)%	(9)%		19%
Total
Segment revenue	$378,831	$402,922	$404,736	$(24,091)	(6)%	$(1,814)	—%
Gross profit	198,753	230,752	218,377	(31,999)	(14)%	12,375	6%
Operating income	12,977	38,056	25,592	(25,079)	(66)%	12,464	49%
A reconciliation of our consolidated segment operating income to consolidated loss before income taxes is as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Total segment operating income	$12,977	$38,056	$25,592
Amortization of non-cash warrants	—	(48)	(1,178)
Unallocated corporate expenses (1)	(3,416)	(4,532)	(3,769)
Stock-based compensation	(18,040)	(12,074)	(17,289)
Amortization of intangibles	(3,970)	(8,319)	(8,367)
Consolidated income (loss) from operations	(12,449)	13,083	(5,011)
Loss on convertible debt extinguishment	(1,362)	(5,695)	—
Non-operating expense, net	(12,406)	(13,984)	(11,937)
Loss before income taxes	$(26,217)	$(6,596)	$(16,948)
(1) Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges, and certain other non-recurring charges, to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.
Video
Our Video segment net revenue decreased in 2020 compared to 2019, due to a decrease of $26.1 million in Video appliance and integration revenue, and a decrease of $9.4 million in Video SaaS and service revenue. The decrease in our Video segment net revenue in 2020 was largely due to the impact from the COVID-19 pandemic, as media investment slowed in response to the pandemic. Video segment operating margin decreased in 2020, compared to 2019, primarily due to the decrease in revenue and related gross profit, offset by lower operating expenses due to reduced travel, entertainment, and trade show expenses as a result of the COVID-19 pandemic, as well as overall aggressive expense management.

Our Video segment net revenue decreased in 2019 compared to 2018, due to a decrease of $35.5 million in Video appliance and integration revenue, offset by an increase of $1.8 million in Video SaaS and service revenue. The decrease in our Video segment net revenue in 2019 was primarily due to a shift in product mix to software and SaaS-based products. Video segment operating margin decreased in 2019 compared to 2018, primarily due to the decrease in revenue and related gross profit, offset by lower operating expenses due to headcount reductions and lower discretionary spending as a result of vigilant cost management throughout the Company.
Cable Access
Our Cable Access segment net revenue increased in 2020, compared to 2019, primarily driven by the increased penetration of our existing CableOS customers and addition of new CableOS customer deployments in 2020 compared to 2019, partially offset by the recognition of the one-time up front $37.5 million in software license revenue from the Comcast CableOS software license agreement during fiscal 2019. Cable Access segment operating margin decreased in 2020, compared to 2019, primarily due to the recognition of the one-time up front $37.5 million in software license revenue from the Comcast CableOS software license agreement during fiscal 2019 at margins higher than other software revenue in our Cable Access segment, higher selling, general and administrative expenses in line with the ramping of our CableOS sales, offset by improved product mix.
Our Cable Access segment net revenue increased in 2019 compared to 2018, primarily due to the growing success of our CableOS solutions, reflected by additional customer deployments in 2019 compared to 2018. Cable Access segment operating margin increased in 2019, compared to 2018, primarily due to the recognition of the one-time up front $37.5 million in software license revenue from the Comcast CableOS software license agreement during fiscal 2019 at margins higher than other software revenue in our Cable Access segment.
Liquidity and Capital Resources
As of December 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $98.6 million, net accounts receivable of $66.2 million, our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A., described in more detail below, and financing from French government agencies. As of December 31, 2020, we had $115.5 million in principal amount of convertible senior notes outstanding, bearing interest at a rate of 2.00% per year, payable semi-annually on March 1 and September 1 of each year (the “2024 Notes”) which are due on September 1, 2024, and $37.7 million in principal amount of convertible senior notes outstanding, bearing interest at a rate of 4.375% per year, payable in cash on June 1 and December 1 of each year (the “2022 Notes”). We also had debts with French government agencies and to a lesser extent, with other financial institutions, primarily in France, in the aggregate of $15.0 million at December 31, 2020. We also received a loan from Société Générale S.A. (the “SG Loan”) in France and a loan from UBS Switzerland AG (the “UBS Loan”) in Switzerland in connection with relief loan programs related to the COVID-19 pandemic, of which there was $6.1 million and $0.6 million outstanding, respectively. The SG loan initially matures in June 2021 (with an option to extend for up to five years), and the UBS loan is to be repaid in full no later than April 8, 2025. Refer to Note 11, “Convertible Notes, Other Debts and Finance Leases,” of the Notes to our Consolidated Financial Statements for additional information.
During fiscal year 2020, we also deferred $1.7 million in employer’s share of payroll taxes incurred from March 27, 2020 to December 31, 2020 under the “Coronavirus Aid, Relief, and Economic Security” Act that was signed into law in the United States on March 27, 2020. We will pay $0.8 million of the total deferred payroll taxes by December 31, 2021, and the remainder will be paid by December 31, 2022.
Our cash and cash equivalents of $98.6 million as of December 31, 2020 consisted of bank deposits held throughout the world, of which $66.7 million of the cash and cash equivalents balance was held outside of U.S. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our cash and cash equivalents of $98.6 million at December 31, 2020 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
On December 19, 2019, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, which may also be used for the issuance of letters of credit. Under the terms of the Credit Agreement, the principal amount of outstanding loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed an amount equal to the lesser of (i) $25.0 million and (ii) the sum of 85% of our eligible receivables and 50% of our eligible inventory. During fiscal 2020, we amended the Credit Agreement to extend the maturity date to October 30, 2022 and amend the interest rates for the revolving loans. As amended, the revolving loans bear interest, at our election, at a floating rate per annum equal to either (1) 2.00% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 3.00% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR loans.
We are also obligated to pay other customary closing fees, commitment fees and letter of credit fees for a credit facility of this size and type. Our obligations are required to be guaranteed by certain material domestic subsidiaries, and all such obligations, including the guarantees, are secured by substantially all of the assets of the Company and such guarantors and certain assets of Harmonic International GmbH. The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. We are also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. There were no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2020. As of December 31, 2020, we were in compliance with the covenants under the Credit Agreement.
The table below presents selected cash flow data:

	Year ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$39,163	$31,295	$12,284
Net cash used in investing activities	(32,205)	(10,328)	(6,940)
Net cash provided by (used in) financing activities	(2,109)	6,305	2,651
Effect of exchange rate changes on cash, cash equivalents and restricted cash	738	(203)	(763)
Net increase in cash, cash equivalents and restricted cash	$5,587	$27,069	$7,232
Operating Activities
Net cash provided by operating activities increased $7.9 million in 2020 compared to 2019, primarily due to cash generated from working capital, partially offset by an increase in net loss.
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

Investing Activities
Net cash used in investing activities increased $21.9 million in 2020 compared to 2019, due to an increase in purchases of property and equipment primarily relating to the leasehold improvements of the new headquarters which was under construction during fiscal 2020.
Net cash used in investing activities increased $3.4 million in 2019 compared to 2018, primarily due to an increase in purchases of property and equipment.
Financing Activities
Net cash provided by (used in) financing activities decreased $8.4 million in 2020 compared to 2019, primarily due to the $8.0 million repayment of the remaining principal of the 2020 Notes.
Net cash provided by financing activities increased $3.7 million in 2019 compared to 2018, primarily due to higher proceeds from the exercise of employee stock options.
Off-Balance Sheet Arrangements
None as of December 31, 2020.
Contractual Obligations
Future payments under contractual obligations as of December 31, 2020 are as follows:

	Payments due in each fiscal year
(in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible debt	$153,207	$—	$37,707	$115,500	$—
Operating leases (1)	42,698	7,682	16,980	4,900	13,136
Purchase commitments (2)	49,908	43,476	6,384	48	—
TVN debt	15,141	5,620	9,276	245	—
Interest on convertible debt	12,540	3,960	6,270	2,310	—
Other commitments (3)	1,597	826	763	8	—
Relief loans (4)	6,694	6,129	—	565	—
Total	$281,785	$67,693	$77,380	$123,576	$13,136
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
(3) Primarily includes payments associated with lease arrangements with an initial term of twelve months or less.
(4) Primarily includes the SG Loan in the aggregate amount of 5,000,000 Euro and the UBS loan of CHF 500,000 related to the COVID-19 pandemic relief programs. Refer to Note 11, “Convertible Notes, Other Debts and Finance Leases” of the Notes to our Consolidated Financial Statements for additional information.
New Accounting Pronouncements
Refer to Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and estimated effects, if any, on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries account for approximately 95%, 94% and 95% of our consolidated net revenues in 2020, 2019 and 2018, respectively. We recorded net billings denominated in foreign currencies of approximately 22%, 16% and 14% of total company billings in 2020, 2019 and 2018, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
We enter into forward currency contracts to hedge foreign currency denominated monetary assets and liabilities. These derivative instruments are marked to market through earnings every period and mature generally within three months. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statements of Operations, and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows:

	December 31,
(in thousands)	2020	2019
Derivatives not designated as hedging instruments:
Purchase	$11,426	$14,806
Sell	$—	$2,629
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests as well as our borrowings under the Credit Agreement.
On December 19, 2019, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., and Harmonic International GmbH, as co-borrower. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, based on a borrowing base of eligible accounts receivable and inventory. During fiscal 2020, we amended the Credit Agreement to extend the Credit Agreement maturity date to October 30, 2022 and amend the interest rates for the revolving loans. As amended, the revolving loans bear interest, at our election, at a floating rate per annum equal to either (1) 1.25% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 2.25% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR.
We had no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2020.
We had no short-term investments as of December 31, 2020.
For our French entity, the aggregate debt balance at December 31, 2020 was $13.6 million, which are financed by French government agencies. These debt instruments have maturities ranging from one to three years; expiring from 2021 through 2023. These loans are tied to the 1-month EURIBOR rate plus spread. Refer to Note 11, “Convertible Notes, Other Debts and Finance Leases,” of the Notes to our Consolidated Financial Statements for additional information. As of December 31, 2020, a hypothetical 1.0% increase in interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of December 31, 2020, we had $37.7 million aggregate principal amount of the 2022 Notes outstanding, which have a fixed 4.375% coupon rate and $115.5 million aggregate principal of the 2024 Notes outstanding, which have a fixed 2.00% coupon rate. Additionally, during fiscal 2020 we received a loan from Société Générale S.A. in France which bears an effective interest rate of 0.51% per annum and a loan from UBS Switzerland AG in Switzerland which does not bear any interest, in connection with relief loan programs related to the COVID-19 pandemic. As of December 31, 2020, the outstanding balance of these loans were $6.1 million and $0.6 million, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Harmonic Inc.
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Harmonic Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Refer to Note 2 and 3 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company’s contract may contain one or more performance obligations, including hardware, software, professional services and support and maintenance.
Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:
•Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together
•Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately
•Determination of the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation
•Estimation of variable consideration when determining the amount of revenue to recognize (e.g., customer credits, incentives, and in certain instances, determination and estimation of material rights)
Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:
•We tested the effectiveness of internal controls related to the identification of distinct performance obligations, determination of the timing of revenue recognition, and the estimation of variable consideration.
•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms
◦Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration
◦Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the consolidated financial statements
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions
•We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
•We evaluated the reasonableness and accuracy of management’s judgments and estimates used in accounting for discounts and credits for future purchases (“material rights”) which include estimating the stand-alone selling price of a material right. This included testing management’s estimate of calculating discounts offered to customers, assessing management’s probability of customer exercising the material right and verifying future sales forecast with the operations team.

Inventory Valuation— Refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company computes inventory cost on a first-in, first-out basis and applies judgment in determining forecast for products and the valuation of inventories. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value, giving consideration to, among other factors: whether the product is valued at the lower-of-cost or net realizable value; and the estimation of excess and obsolete inventory or that which is not of saleable quality. Most of the Company’s inventory provisions are based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions.
Significant judgment is exercised by the Company to determine inventory carrying value adjustments, specifically the provisions for excess or obsolete inventories, and includes:
•Developing assumptions such as forecasts of future sales quantities and the selling prices, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles.
Given these factors and assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate management’s inventory valuation adjustments was extensive and required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s inventory valuation methodology included the following:
•We tested the effectiveness of internal controls related to inventory carrying value adjustment determination process, including management’s assumptions related to future demand and market conditions.
•We selected a sample of inventory items and performed the following procedures:
◦Tested the mathematical accuracy of the Company’s inventory schedule by comparing the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted
◦Assessed and tested the reasonableness of the significant assumptions (e.g. sales and marketing forecast, build plans, usage and open sales-order)
◦Inquired with the Operations team and evaluated the adequacy of management’s adjustments to sales forecasts by analyzing potential technological changes in line with product life cycles and/or identified alternative customer uses
◦Assessed whether there were any potential sources of contrary information, including historical forecast accuracy or history of significant revisions to previously recorded inventory valuation adjustments, and performed sensitivity analyses over significant assumptions to evaluate the changes in inventory valuation that would result from changes in the assumptions.

/s/Armanino LLP
San Ramon, California
March 2, 2021
We have served as the Company’s auditor since 2018.

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$98,645	$93,058
Accounts receivable, net	66,227	88,500
Inventories	35,031	29,042
Prepaid expenses and other current assets	38,132	40,762
Total current assets	238,035	251,362
Property and equipment, net	43,141	22,928
Operating lease right-of-use assets	27,556	27,491
Other non-current assets	38,609	41,305
Intangibles, net	508	4,461
Goodwill	243,674	239,780
Total assets	$591,523	$587,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes, short-term	$—	$43,375
Other debts and finance lease obligations, current	11,771	6,713
Accounts payable	23,543	40,933
Deferred revenue	54,294	37,117
Operating lease liabilities, current	7,354	8,881
Other current liabilities	50,333	54,880
Total current liabilities	147,295	191,899
Convertible notes, long-term	129,507	88,629
Other debts and finance lease obligations, long-term	10,086	10,511
Operating lease liabilities, long-term	26,071	25,766
Other non-current liabilities	20,262	15,666
Total liabilities	333,221	332,471
Commitments and contingencies (Note 18)
Convertible notes	—	2,410
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 98,204 and 91,875 shares issued and outstanding at December 31, 2020 and 2019, respectively	98	92
Additional paid-in capital	2,353,559	2,327,359
Accumulated deficit	(2,101,211)	(2,071,940)
Accumulated other comprehensive income (loss)	5,856	(3,065)
Total stockholders’ equity	258,302	252,446
Total liabilities and stockholders’ equity	$591,523	$587,327

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenue:
Appliance and integration	$252,014	$275,797	$287,564
SaaS and service	126,817	127,077	115,994
Total net revenue	378,831	402,874	403,558
Cost of revenue:
Appliance and integration	126,948	130,284	148,472
SaaS and service	56,886	49,578	45,877
Total cost of revenue	183,834	179,862	194,349
Total gross profit	194,997	223,012	209,209
Operating expenses:
Research and development	82,494	84,614	89,163
Selling, general and administrative	119,611	119,035	118,952
Amortization of intangibles	3,019	3,139	3,187
Restructuring and related charges	2,322	3,141	2,918
Total operating expenses	207,446	209,929	214,220
Income (loss) from operations	(12,449)	13,083	(5,011)
Interest expense, net	(11,509)	(11,651)	(11,401)
Loss on convertible debt extinguishment	(1,362)	(5,695)	—
Other expense, net	(897)	(2,333)	(536)
Loss before income taxes	(26,217)	(6,596)	(16,948)
Provision for (benefit from) income taxes	3,054	(672)	4,087
Net loss	$(29,271)	$(5,924)	$(21,035)

Net loss per share:
Basic and diluted	$(0.30)	$(0.07)	$(0.25)
Shares used in per share calculations:
Basic and diluted	96,971	89,575	85,615

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(29,271)	$(5,924)	$(21,035)
Other comprehensive income (loss):
Adjustment to pension benefit plan	(159)	(206)	202
Change in foreign currency translation adjustments:
Translation gain (loss)	8,279	(1,437)	(4,433)
Loss reclassified into earnings	—	56	11
	8,279	(1,381)	(4,422)
Other comprehensive income (loss) before tax	8,120	(1,587)	(4,220)
Provision for (benefit from) income taxes	(801)	262	378
Other comprehensive income (loss), net of tax	8,921	(1,849)	(4,598)
Total comprehensive loss	$(20,350)	$(7,773)	$(25,633)

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	82,554	$83	$2,272,690	$(2,057,812)	$3,382	$218,343
Cumulative effect to retained earnings related to adoption of ASC 606	—	—	—	11,431	—	11,431
Balance at January 1, 2018	82,554	$83	$2,272,690	$(2,046,381)	$3,382	$229,774
Net loss	—	—	—	(21,035)	—	(21,035)
Other comprehensive loss, net of tax	—	—	—	—	(4,598)	(4,598)
Issuance of common stock under option, stock award and purchase plans	4,503	4	4,713	—	—	4,717
Stock-based compensation	—	—	17,097	—	—	17,097
Issuance of warrant	—	—	2,295	—	—	2,295
Balance at December 31, 2018	87,057	$87	$2,296,795	$(2,067,416)	$(1,216)	$228,250
Cumulative effect to retained earnings related to adoption of Topic 718	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	$87	$2,296,795	$(2,066,016)	$(1,216)	$229,650
Net loss	—	—	—	(5,924)	—	(5,924)
Other comprehensive, net of tax	—	—	—	—	(1,849)	(1,849)
Issuance of common stock under option, stock award and purchase plans	4,014	4	6,910	—	—	6,914
Stock-based compensation	—	—	12,156	—	—	12,156
Issuance of warrant	—	—	16,142	—	—	16,142
Exercise of warrant	804	1	(1)	—	—	—
Reclassification from equity to mezzanine equity for 2020 Notes	—	—	(2,410)	—	—	(2,410)
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 2020 Notes	—	—	(27,111)	—	—	(27,111)
Conversion feature of 2024 Notes	—	—	24,878	—	—	24,878
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(29,271)	—	(29,271)
Other comprehensive income, net of tax	—	—	—	—	8,921	8,921
Issuance of common stock under option, stock award and purchase plans	3,822	3	3,807	—	—	3,810
Stock-based compensation	—	—	18,034	—	—	18,034
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 2020 Notes	—	—	2,410	—	—	2,410
Conversion feature of 2022 Notes	—	—	8,254	—	—	8,254
Conversion feature of exchanged portion of 2020 Notes	—	—	(6,909)	—	—	(6,909)
Issuance of common stock upon conversion of 2020 Notes	94	1	606	—	—	607
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(29,271)	$(5,924)	$(21,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,737	11,287	12,971
Amortization of intangibles	3,970	8,319	8,367
Stock-based compensation	18,040	12,074	17,289
Amortization of discount on convertible and other debt	7,058	6,756	6,060
Amortization of warrant	1,746	13,576	1,178
Foreign currency adjustments	6,391	(290)	(1,906)
Loss on convertible debt extinguishment	1,362	5,695	—
Deferred income taxes, net	(105)	(2,076)	661
Provision for doubtful accounts and returns	1,666	1,500	2,521
Provision for excess and obsolete inventories	1,847	1,479	1,649
Other non-cash adjustments, net	409	1,349	1,898
Changes in operating assets and liabilities:
Accounts receivable	21,186	(8,388)	(14,700)
Inventories	(8,195)	(4,819)	(2,045)
Other assets	11,556	(3,347)	3,227
Accounts payable	(18,173)	5,086	1,018
Deferred revenues	19,751	(3,436)	(4,808)
Other liabilities	(11,812)	(7,546)	(61)
Net cash provided by operating activities	39,163	31,295	12,284
Cash flows from investing activities:
Proceeds from sales of investments	—	—	104
Purchases of property and equipment	(32,205)	(10,328)	(7,044)
Net cash used in investing activities	(32,205)	(10,328)	(6,940)
Cash flows from financing activities:
Proceeds from convertible debt	—	115,500	—
Payments of convertible debt	(7,999)	(109,603)	—
Payment of convertible debt issuance costs	(672)	(4,277)	—
Proceeds from other debts	9,398	4,684	5,066
Repayment of other debts and finance leases	(6,646)	(6,913)	(7,132)
Proceeds from common stock issued to employees	5,472	8,406	4,947
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,662)	(1,492)	(230)
Net cash (used in) provided by financing activities	(2,109)	6,305	2,651
Effect of exchange rate changes on cash and cash equivalents	738	(203)	(763)
Net increase in cash and cash equivalents	5,587	27,069	7,232
Cash and cash equivalents, beginning of the year	93,058	65,989	58,757
Cash and cash equivalents, end of the year	$98,645	$93,058	$65,989
Supplemental disclosures of cash flow information:
Income tax payments (refunds), net	$(17)	$1,138	$2,031
Interest payments, net	$4,221	$4,260	$5,273
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,155	$2,055	$148
Fair value of warrants issued	$—	$16,142	$2,295
Fair value of 2022 Notes used to settle 2020 Notes	$44,357	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Harmonic Inc. (“Harmonic” or the “Company”), the worldwide leader in visualized cable access and video delivery solutions, enables media companies and service providers to deliver ultra-high-quality video streaming and broadcast services to consumers globally. The Company revolutionized cable access networking via the industry’s first virtualized cable access solution, enabling cable operators to more flexibly deploy gigabit internet service to consumer’s homes and mobile devices. Whether simplifying video delivery via innovative cloud and software platforms, or powering the delivery of gigabit internet cable services, Harmonic is changing the way media companies and service providers monetize live and on-demand content on every screen.
The Company operates in two segments, Video and Cable Access. The Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (“telco”) pay-TV service providers, which are collectively referred to as “service providers,” and to broadcast and media companies, including streaming media companies. The Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. The Cable Access business sells cable access solutions and related services, including our CableOS software-based cable access solution, primarily to cable operators globally.
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
Beginning in fiscal 2019, the Company changed the classification of total revenue and cost of revenue in the Consolidated Statements of Operations from the two previous categories, “Product” and “Service,” to two new categories, “Appliance and integration” and “SaaS and service.” The Company has also adjusted revenue and cost of revenue retrospectively into the two new categories for all prior periods to conform to the current period’s presentation. This reclassification within revenue and cost of revenue did not have an impact on total revenue, cost of revenue or segment revenue for any periods presented.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and highly liquid investments with maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Investments in Equity Securities
From time to time, the Company may acquire certain equity investments for the promotion of business and strategic objectives and these investments may be in marketable equity securities or non-marketable equity securities. The Company accounts for its equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable fair values, the Company measures these investments at cost minus impairment, if any.
The Company’s total investments in equity securities of privately held companies were $3.6 million as of December 31, 2020 and 2019, respectively. The Company’s equity investments are classified as long-term investments and reported as a component of “Other non-current assets” on the Company’s Consolidated Balance Sheets.
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
The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. One customer had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2020 and 2019. During the year ended December 31, 2020, 2019 and 2018, Comcast is the only customer accounted for more than 10% of the Company’s revenue.
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
A contract contains a promise (or promises) to transfer goods or services to a customer. A performance obligation is a promise (or a group of promises) that is distinct. The transaction price is the amount of consideration a Company expects to be entitled to from a customer in exchange for providing the goods or services.
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

The transaction price is allocated to all the separate performance obligations in an arrangement. It reflects the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on the Company’s experience with similar arrangements. The transaction price also reflects the impact of the time value of money if there is a significant financing component present in an arrangement. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes.
Revenue is recognized when the Company satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time depending on the nature of the arrangement.
Refer to Note 3, “Revenue,” for additional information.
Inventories
Inventories are stated at the lower of cost (determined on first-in, first-out basis) or net realizable value. The cost of inventories is comprised of material and manufacturing labor and overheads. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value after evaluation of historical sales, future demand and market conditions, expected product life cycles and current inventory levels. Such provisions are charged to cost of revenue in the Company’s Consolidated Statements of Operations.
Capitalized Software Development Costs
Internal-use software. The Company capitalizes costs associated with internally developed and/or purchased software systems for internal use that have reached the application development stage. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over the estimated useful life, generally three years.
During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $2.3 million, $1.1 million and $0.9 million, respectively, of its software development costs related to the development of its SaaS offerings.
Capitalized Software Implementation Costs
In a hosting arrangement that is a service contract, the Company capitalizes costs for implementation activities in the application development stage depending on the nature of the costs. The costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The costs capitalized are expensed over the term of the hosting arrangement, which is the fixed, non-cancelable term of the arrangement, plus any reasonably certain renewal periods. The capitalized implementation costs are included in “Other non-current assets” in the Consolidated Balance Sheets, and the amortization expense related to these costs are primarily included in “Selling, general and administrative” in the Consolidated Statements of Operations. The payments for capitalized implementation costs are included as operating activities in the Consolidated Statements of Cash Flows.
During the year ended December 31, 2020 and 2018, the capitalized software implementation costs were immaterial. During the year ended December 31, 2019, the Company capitalized $3.6 million of its software implementation costs.
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

Goodwill
As of December 31, 2020, the Company had goodwill of $243.7 million which represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company has two reporting units, which are the same as its operating segments.
On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350) using the prospective approach. The ASU eliminates step two from the goodwill impairment test. Under ASU No. 2017-04, the Company will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. There was no impairment of goodwill resulting from the Company’s fiscal 2020 annual impairment testing.
Refer to Note 7, “Goodwill,” for additional information.
Long-lived Assets
Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets from business combinations and asset acquisitions include customer contracts, trademarks and trade names, and maintenance agreements and related relationships, the amortization of which is charged to general and administrative expenses, and core technology and developed technology, the amortization of which is charged to cost of revenue. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, the Company evaluates the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write down the carrying value of the asset to its estimated fair market value. There were no impairment charges for long-lived assets in the years ended December 31, 2020, 2019 and 2018.
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
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of 1 year to 10 years. The lease term represents the non-cancelable period of the lease. For certain leases, the Company has an option to extend the lease term. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Refer to Note 4, “Leases,” for additional information.
Foreign Currency
The functional currency of the Company’s Israeli and Swiss subsidiaries is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity.
The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its foreign subsidiaries in their nonfunctional currencies. These monetary assets and liabilities are being remeasured into the subsidiaries’ respective functional currencies using exchange rates as of the balance sheet date. Such remeasurement gains and losses are included in “Other expense, net” in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2020, 2019 and 2018, the Company recorded remeasurement losses of approximately $1.0 million, $1.5 million and $0.6 million, respectively.

Derivative Instruments
The Company enters into derivative instruments, primarily foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities as well as certain foreign currencies denominated expenses. The Company does not enter into derivative instruments for trading purposes and these derivatives generally have maturities within three months.
The derivative instruments are recorded at fair value in prepaid expenses and other current assets or accrued and other current liabilities in the Company’s Consolidated Balance Sheets. The Company enters into derivative instruments to hedge existing foreign currency denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
Research and Development
Research and development (“R&D”) costs are expensed as incurred and consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
The Company’s French subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize eligible research expenses. The R&D tax credits receivable from the French government for spending on innovative R&D under the CIR program is recorded as an offset to R&D expenses. In the years ended December 31, 2020, 2019 and 2018, the Company had R&D tax credits of $4.5 million, $4.7 million and $5.9 million, respectively.
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
Refer to Note 10, “Restructuring and Related Charges,” for additional information.
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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $1.1 million, $0.7 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Stock-based Compensation
The Company measures and recognizes compensation expense for all stock-based compensation awards made to employees, including stock options, restricted stock units (“RSUs”) and stock purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards. The Company recognizes the impact of forfeitures as they occur.
The fair value of the Company’s stock options and stock purchase rights under ESPP is estimated at grant date using the Black-Scholes option pricing model. The fair value of the Company’s RSUs and performance-based RSUs (“PRSUs”) is calculated based on the market value of the Company’s stock at the grant date. The fair value of the Company’s market-based RSUs (“MRSUs”) is estimated using the Monte-Carlo valuation model with market vesting conditions.

The Company recognizes the stock-based compensation for options, RSUs, MRSUs and stock purchase rights under ESPP on straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes the stock-based compensation for PRSUs based on the probability of achieving performance criteria defined in the PRSU agreements. The Company estimates the number of PRSUs ultimately expected to vest and recognizes expense using the graded vesting attribution method over the requisite service period. Changes in the estimates related to probability of achieving certain performance criteria and number of PRSUs expected to vest could significantly affect the related stock-based compensation expense from one period to the next.
Pension Plan
Under French law, the Company’s subsidiary in France is obligated to provide for a defined benefit plan to its employees upon their retirement from the Company. The Company’s defined benefit pension plan in France is unfunded.
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
The Company accounts for the actuarial gains (losses) in accordance with ASC 715, “Compensation - Retirement Benefits.” If the net accumulated gain or loss exceeds 10% of the projected plan benefit obligation, a portion of the net gain or loss is amortized and included in expense for the following year based upon the average remaining service period of active plan participants, unless the Company’s policy is to recognize all actuarial gains (losses) when they occur. The Company elected to defer actuarial gains (losses) in accumulated other comprehensive income (loss). As of December 31, 2020, the Company did not meet the 10% threshold, and therefore no amortization of 2020 actuarial gain would be recorded in 2021.
Refer to Note 12, “Employee Benefit Plans and Stock-based Compensation-French Pension Plan,” for additional information.
Income Taxes
In preparing the Company’s consolidated financial statements, the Company estimates the income taxes for each of the jurisdictions in which the Company operates. This involves estimating the Company’s current tax expense and assessing temporary and permanent differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheets.
The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheets and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2020. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results, and financial position could be materially affected.
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
Recently Adopted Accounting Pronouncements
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)
In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company is required to use a new forward-looking “expected loss” model.
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have a material impact on its consolidated financial statements.
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
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have an impact on its consolidated financial statements.
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
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have a material impact on its consolidated financial statements.
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
The Company adopted this new standard in the first quarter of fiscal 2020, and the adoption did not have a material impact on its consolidated financial statements.

ASU 2018-14, Compensation – Retirement Benefits – Defined Benefits Plans- General (Subtopic 715-20)
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This new standard, which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. The new ASU is effective for the Company for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company adopted this new standard in the fourth quarter of fiscal 2020, and the adoption did not have a material impact on its consolidated financial statements and associated disclosures.
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
Revenue recognized during the year ended December 31, 2020 that was included within the deferred revenue balance at January 1, 2020 was $36.2 million. Revenue recognized during the year ended December 31, 2019 that was included within the deferred revenue balance at January 1, 2019 was $41.1 million.
Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).
Contract assets and deferred revenue consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Contract assets	$9,800	$13,969
Deferred revenue	63,533	43,450
Contract assets and the non-current portion of Deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Consolidated Balance Sheets.

Shipping and handling costs are accounted for as a fulfillment cost and are recorded in “Cost of revenue” in the Company’s Consolidated Statements of Operations. Sales tax and other amounts collected on behalf of third parties are excluded from the transaction price.
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
Solution Sales. Solution sales for the design, manufacture, test, integration and installation of products, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for based on the percentage-of-completion basis, using the input method. Some of our arrangements may include acceptance provisions that require testing of the solution against specific performance criteria. The Company performs a detailed evaluation to determine whether the arrangement involves performance criteria based on our standard performance criteria. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales based on standard performance criteria. For this type of arrangement, we consider the customer acceptance clause not substantive and recognize product revenue when the customer takes possession of the product and recognize service on a percentage-of-completion basis using the input method. However, if the solution results in significant production, modification or customization, we consider the arrangement as a single performance obligation and recognize the revenue at a point in time, depending on the complexity of the solution and nature of acceptance.
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
Contract costs. The incremental costs of obtaining a contract are capitalized if the costs are expected to be recovered. Costs that are recognized as assets are amortized on a straight-line basis over the period during which the related goods or services transfer to the customer. Costs incurred to fulfill a contract are capitalized if they are not covered by other relevant guidance, relate directly to a contract, will be used to satisfy future performance obligations, and are expected to be recovered.
The balances of net capitalized contract costs included in the Company’s Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
Balance Sheet Location	2020	2019
Prepaid expenses and other current assets	$1,581	$1,309
Other non-current assets	1,287	722
Total net capitalized contract costs	$2,868	$2,031

The amortization of the capitalized contract costs for the years ended December 31, 2020, 2019 and 2018 was $1.6 million, $1.5 million and $1.3 million.

Significant Judgments. The Company has revenue arrangements that include promises to transfer multiple products and services to a customer. The Company may exercise significant judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together.
The Company allocates transaction price to all separate performance obligations based on their relative SSP. The Company’s best evidence for SSP is the price the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers. If goods or services are not always sold separately, the Company uses the best estimate of SSP in the allocation of transaction price. The objective of determining the best estimate of SSP is to estimate the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company’s process for determining best estimate of SSP involves management’s judgment, and considers multiple factors including, but not limited to, major product groupings, geographies, gross margin objectives and pricing practices. Pricing practices taken into consideration include contractually stated prices, discounts offered and applicable price lists. These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.
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
In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS software as contemplated under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of December 31, 2020, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations was $77.6 million, and the Company will recognize this revenue as the related performance obligations are satisfied over the next ten quarters.
Refer to Note 17, “Segment Information, Geographic Information and Customer Concentration” for disaggregated revenue information.
NOTE 4. LEASES
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of 1 year to 10 years. The lease term represents the non-cancelable period of the lease. For certain leases, the Company has an option to extend the lease term. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
The Company elected certain practical expedients under Topic 842 which are: (i) to not record leases with an initial term of twelve months or less on the balance sheet; (ii) to combine the lease and non-lease components in determining the lease liabilities and right-of-use assets, and (iii) to carry forward prior conclusions about lease identification and classification.

The Company’s lease contracts do not provide an implicit borrowing rate; hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. The Company generally uses the parent entity’s incremental borrowing rates as the treasury operations are managed centrally by the parent entity and, consequently, the pricing of leases at a subsidiary level is typically significantly influenced by the credit risk evaluated at the parent or consolidated group level on the basis of guarantees or other payment mechanisms that allow the lessor to look beyond just the subsidiary for payment.
During the fiscal year ended December 31, 2020, the Company entered into new or modified lease agreements which were assessed under Topic 842 to be operating leases. The new or modified lease agreements resulted in the balance sheet recognition of $5.4 million in “Operating lease right-of use assets,” $4.1 million in “Operating lease liabilities, long-term,” and $1.3 million in “Operating lease liabilities, current.”
The components of lease expense are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Operating lease cost	$8,369	$9,574
Variable lease cost	2,675	3,232
Total lease cost	$11,044	$12,806
Supplemental cash flow information related to leases are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9,584	$9,702
ROU assets obtained in exchange for operating lease obligations	$5,414	$12,032

Other information related to leases are as follows:

	Year ended December 31,
	2020	2019
Operating leases
Weighted-average remaining lease term (years)	7	7
Weighted-average discount rate	7.1%	7.1%
Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 are as follows (in thousands):

Years ending December 31,
2021	$7,682
2022	6,297
2023	5,535
2024	5,148
2025	4,900
Thereafter	13,136
Total future minimum lease payments	$42,698
Less: imputed interest	(9,273)
Total lease liability balance	$33,425

NOTE 5: DERIVATIVES AND HEDGING ACTIVITIES
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company’s balance sheet hedges consist of foreign currency forward contracts which mature generally within three months. These forward contracts are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and intercompany receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statements of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged. Foreign currency forward contracts’ gains (losses) recognized during the years ended December 31, 2020, 2019 and 2018, were $2.2 million, $1.4 million and $(2.3) million, respectively.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts were as follows:

	As of December 31,
(in thousands)	2020	2019
Purchase	$11,426	$14,806
Sell	$—	$2,629
While the Company’s arrangements with its counterparties allow for net settlement, which is designed to reduce credit risk by permitting net settlement with the same counterparty, the Company recognizes all derivative instruments in the Consolidated Balance Sheets on a gross basis. As of December 31, 2020 and 2019, gross fair values of derivative assets and liabilities, recorded as components of “Prepaid expenses and other current assets” and “Other current liabilities”, respectively, in the Consolidated Balance Sheets, were immaterial.
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of  December 31, 2020 and 2019, the total compensating balance maintained was $1.0 million.
NOTE 6: FAIR VALUE MEASUREMENTS
The applicable accounting guidance establishes a framework for measuring fair value and requires disclosure about the fair value measurements of assets and liabilities. This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as follows:
•Level 1 - Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

The Company's financial instruments not measured at fair value on a recurring basis were as follows:

	December 31, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2020 Notes	n/a	n/a	n/a	n/a	$43,785	$—	$66,844	$—
2022 Notes	$35,925	$—	$54,204	$—	n/a	n/a	n/a	n/a
2024 Notes	$93,582	$—	$125,953	$—	$88,629	$—	$131,887	$—
French and other loans	$21,835	$—	$21,835	$—	$17,153	$—	$17,153	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date. The Company’s French and other loans are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities; therefore, the carrying value of these debts approximate its fair value. Refer to Note 11, “Convertible Notes, Other Debts and Finance Leases,” for additional information.
The fair value of the Company’s French pension plan liability as of December 31, 2020 and 2019 was $6.1 million and $5.3 million, respectively. Refer to Note 12, “Employee Benefit Plans and Stock-based Compensation - French Pension Plan,” for additional information.
During the years ended December 31, 2020, 2019, and 2018, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
NOTE 7: GOODWILL
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has two reporting units, Video and Cable Access.
The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of fiscal October. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the quantitative goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The fair value of each of the Company’s reporting units is determined using both the income and market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to the value of publicly-traded companies in similar lines of business. In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results related to assumed variables could differ from these estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.

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
During the fourth quarter of 2020, the Company performed the quantitative goodwill impairment testing for the two reporting units as part of the Company’s annual goodwill impairment test and concluded that goodwill was not impaired. The Company has not recorded any impairment charges related to goodwill for any prior periods. If future economic conditions are different than those projected by management, future impairment charges may be required.
The changes in the Company’s carrying amount of goodwill are as follows:

(in thousands)	Video	Cable Access	Total
Balance as of December 31, 2018	$179,839	$60,779	$240,618
Foreign currency translation adjustment	(857)	19	(838)
Balance as of December 31, 2019	$178,982	$60,798	$239,780
Foreign currency translation adjustment	3,873	21	3,894
Balance as of December 31, 2020	$182,855	$60,819	$243,674
NOTE 8: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Accounts receivable, net:
Accounts receivable	$68,295	$91,513
Less: allowance for doubtful accounts and sales returns	(2,068)	(3,013)
Total	$66,227	$88,500
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
The following table is a summary of activities in allowances for doubtful accounts and sales returns:

(in thousands)	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2020	$3,013	$1,367	$299	$(2,611)	$2,068
2019	$3,497	$1,896	$(396)	$(1,984)	$3,013
2018	$4,631	$1,949	$572	$(3,655)	$3,497

NOTE 9: CERTAIN BALANCE SHEET COMPONENTS

Inventories:	December 31,
(in thousands)	2020	2019
Raw materials	$2,529	$4,179
Work-in-process	1,689	1,633
Finished goods	22,777	14,080
Service-related spares	8,036	9,150
Total	$35,031	$29,042

Prepaid expenses and other current assets:	December 31,
(in thousands)	2020	2019
Prepaid expenses	$11,453	$3,050
Contract assets (1)	9,800	13,969
Other current assets	16,879	23,743
Total	$38,132	$40,762
(1) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

Property and equipment, net:	December 31,
(in thousands)	2020	2019
Machinery and equipment	$72,731	$75,229
Capitalized software	37,141	34,190
Leasehold improvements*	38,718	15,170
Furniture and fixtures	2,913	6,036
Construction-in-progress	2,209	5,506
Property and equipment, gross	153,712	136,131
Less: accumulated depreciation and amortization	(110,571)	(113,203)
Total	$43,141	$22,928

*During fiscal 2020, the Company completed construction of $23.9 million leasehold improvements for the new headquarters facility.

Other current liabilities:	December 31,
(in thousands)	2020	2019
Accrued employee compensation and related expenses	$23,131	$19,454
Other	27,202	35,426
Total	$50,333	$54,880

NOTE 10: RESTRUCTURING AND RELATED CHARGES
The Company has implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to the Company’s net revenue, while simultaneously implementing extensive company-wide expense control programs. The restructuring plans have primarily been comprised of excess facilities, severance payments and termination benefits related to headcount reductions. The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities.
The following table summarizes the activities related to the Company’s restructuring plans during the year ended December 31, 2020:

(in thousands)	Excess facilities	Severance and Benefits	French VDP	Other	Total
Balance at December 31, 2019	$720	$3,294	$806	$30	$4,850
Charges for current period	—	3,278	91	47	3,416
Cash payments	(720)	(2,367)	(862)	(77)	(4,026)
Other	—	(107)	(35)	—	(142)
Balance at December 31, 2020	$—	$4,098	$—	$—	$4,098
For the year ended December 31, 2020, $1.1 million and $2.3 million of restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges”, respectively, in the Consolidated Statements of Operations. A majority of the costs incurred during the year ended December 31, 2020 relate to the Company’s Video segment.
NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND FINANCE LEASES
4.375% Convertible Senior Notes due 2022 (the “2022 Notes”)
In June 2020, the Company issued the 2022 Notes with an aggregate principal amount of $37.7 million in a non-cash exchange for its 2020 Notes with an equal principal amount pursuant to an indenture, dated June 2, 2020 (the “2022 Notes Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The 2022 Notes bear interest at a rate of 4.375% per year, payable in cash on June 1 and December 1 of each year. The 2022 Notes will mature on December 1, 2022, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.
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
Prior to the close of business on the business day immediately preceding September 1, 2022, the 2022 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on June 26, 2020 (and only during such fiscal quarter), if the last reported sale price of Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Common Stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2022 Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.

As the 2022 Notes were issued in exchange for the 2020 Notes, which was accounted for as an extinguishment, the 2022 Notes were initially accounted for at fair value, which was estimated to be $44.4 million. In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2022 Notes was initially valued at $8.3 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital.” The remaining amount of $36.0 million, which represents the fair value of the liability component of the 2022 Notes, was recorded as the initial carrying value of the 2022 Notes. The initial debt discount on the 2022 Notes is $1.7 million, calculated as the difference between the stated principal amount of $37.7 million and the initial carrying value of the liability component of $36.0 million. The debt discount is being amortized to interest expense at the effective interest rate over the contractual terms of the 2022 Notes.
The following table presents the components of the 2022 Notes:

(in thousands, except for years and percentages)	As of December 31, 2020
Liability:
Principal amount	$37,707
Less: Debt discount, net of amortization	(1,357)
Less: Debt issuance costs, net of amortization	(425)
Carrying amount	$35,925

Remaining amortization period (years)	1.9
Effective interest rate on liability component	6.95%
The following table presents interest expense recognized for the 2022 Notes:

(in thousands)	Year ended December 31, 2020
Contractual interest expense	$953
Amortization of debt discount	373
Amortization of debt issuance costs	117
Total interest expense recognized	$1,443
2.00% Convertible Senior Notes due 2024 (the “2024 Notes”)
In September 2019, the Company issued $115.5 million of the 2024 Notes pursuant to an indenture (the “2024 Notes Indenture”), dated September 13, 2019, by and between the Company and U.S. Bank National Association, as trustee. The 2024 Notes bear interest at a rate of 2.00% per year, payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2020. The 2024 Notes will mature on September 1, 2024, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.
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
In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2024 Notes was valued at $24.9 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital.” The resulting debt discount on the 2024 Notes is being amortized to interest expense at the effective interest rate over the contractual term of the 2024 Notes.

The following table presents the components of the 2024 Notes:

	As of December 31,
(in thousands, except for years and percentages)	2020	2019
Liability:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	(19,294)	(23,652)
Less: Debt issuance costs, net of amortization	(2,624)	(3,219)
Carrying amount	$93,582	$88,629

Remaining amortization period (years)	3.7	4.7
Effective interest rate on liability component	7.95%	7.95%
The following table presents interest expense recognized for the 2024 Notes:

	Year ended December 31,
(in thousands)	2020	2019
Contractual interest expense	$2,310	$687
Amortization of debt discount	4,358	1,226
Amortization of debt issuance costs	595	166
Total interest expense recognized	$7,263	$2,079
4.00% Convertible Senior Notes due 2020 (the “2020 Notes”)
In December 2015, the Company issued $128.25 million in aggregate principal amount of the 2020 Notes pursuant to an indenture (the “2020 Notes Indenture”), dated December 14, 2015, by and between the Company and U.S. Bank National Association, as trustee. The 2020 Notes bear interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year. The 2020 Notes matured on December 1, 2020.
The 2020 Notes were convertible into cash, shares of the Common Stock, or a combination thereof, at the Company’s election, at a conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of 2020 Notes (which is equivalent to a conversion price of approximately $5.75 per share). The conversion rate, and thus the effective conversion price, was adjustable under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances, in each case, as set forth in the 2020 Notes Indenture.
In September 2019, the Company used approximately $109.6 million of the net proceeds from the issuance of the 2024 Notes to repurchase $82.5 million aggregate principal of the 2020 Notes in privately negotiated transactions. The repurchase of the 2020 Notes was accounted for as a debt extinguishment, and the consideration transferred was allocated between the equity and liability components by determining the fair value of the conversion option immediately prior to the debt extinguishment and allocating that portion of the repurchase price to additional paid-in capital for $27.1 million, with the residual repurchase price allocated to the liability component, respectively. The partial repurchase of the 2020 Notes resulted in the recognition of a $5.7 million loss on debt extinguishment for the year ended December 31, 2019, which is recorded in “Loss on convertible debt extinguishment” in the Consolidated Statements of Operations.
In accordance with accounting guidance on embedded conversion features, the conversion feature associated with the 2020 Notes was initially valued at $26.1 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital.” The resulting debt discount on the 2020 Notes had been amortized to interest expense at the effective interest rate over the contractual terms of the 2020 Notes prior to the maturity date in December 2020.
The 2020 Notes became convertible as of December 31, 2019, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price of the 2020 Notes on each applicable trading day. As a result of the 2020 Notes becoming convertible for cash up to the principal amount of $45.8 million, the Company reclassified the unamortized debt discount for the 2020 Notes in the amount of $2.4 million from “Additional paid-in-capital” to convertible debt in the mezzanine equity section in the Consolidated Balance Sheets as of December 31, 2019. During the year ended December 31, 2020, this conversion condition was not present, and accordingly, the Company reclassified this balance from convertible debt in the mezzanine equity section to “Additional paid-in-capital.”

In June 2020, the Company exchanged $37.7 million in aggregate principal amount of the 2020 Notes for $37.7 million in aggregate principal amount of its 2022 Notes. The fair value of the consideration transferred in the form of the 2022 Notes of $44.4 million was allocated between the equity and liability components as discussed in the 2022 Notes section above. The exchange of the 2020 Notes was accounted for as a debt extinguishment, which resulted in the recognition of a $0.8 million loss on debt extinguishment for the year ended December 31, 2020, which is recorded in “Loss on convertible debt extinguishment” in the Consolidated Statements of Operations. Following the exchange, there was a total of $8.1 million aggregate principal amount of the 2020 Notes remaining.
On or after September 1, 2020, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2020 Notes were able to convert all or a portion of their 2020 Notes regardless of any conditions.
Prior to maturity date, a total of $7.8 million of the principal balance was converted by holders of the 2020 Notes. In accordance with provisions of the 2020 Notes Indenture, conversion was settled in a combination of cash and the Company’s Common Stock. The conversion resulted in the recognition of a $0.5 million loss, which was recorded in “Loss on convertible debt extinguishment” in the Consolidated Statements of Operations. The remaining principal of $0.3 million matured on December 1, 2020 and was paid in cash.
The following table presents interest expense recognized for the 2020 Notes:

	Year ended December 31,
(in thousands)	2020	2019	2018
Contractual interest expense	$936	$4,148	$5,130
Amortization of debt discount	1,158	4,787	5,408
Amortization of debt issuance costs	138	577	652
Total interest expense recognized	$2,232	$9,512	$11,190
Other Debts and Finance Leases
The Company has a variety of debt and credit facilities primarily in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below:

	December 31,
(in thousands)	2020	2019
Financing from French government agencies related to various government incentive programs (1)	$14,974	$16,566
Relief loans (2)	6,694	—
Term loans	167	587
Obligations under finance leases	22	71
Total debt obligations	21,857	17,224
Less: current portion	(11,771)	(6,713)
Long-term portion	$10,086	$10,511
(1) Loans backed by French R&D tax credit receivables were $13.6 million and $15.1 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the French subsidiary had an aggregate of $21.5 million of R&D tax credit receivables from the French government from 2021 through 2024. These tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month plus 1.3% and mature between 2021 through 2023. The remaining loans of $1.4 million and $1.5 million as of December 31, 2020 and 2019, respectively, primarily relate to financial support from French government agencies for R&D innovation projects at minimal interest rates, and the loans outstanding at December 31, 2020 mature between 2021 through 2025.
(2) Refer to the below section “Relief Loans” for the description of these loans.

The table below presents the future minimum repayments of debts and finance lease obligations in France as of December 31, 2020 (in thousands):

Years ending December 31,	Finance lease obligations	Other Debt obligations
2021	$22	$11,749
2022	—	5,420
2023	—	3,856
2024	—	184
2025	—	626
Total	$22	$21,835
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
During fiscal 2020, the Company amended the Credit Agreement to extend the Credit Agreement maturity date to October 30, 2022 and amend the interest rates for the revolving loans. As amended, the revolving loans bear interest, at the Company’s election, at a floating rate per annum equal to either (1) 2.00% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 3.00% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR loans.
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2020, the Company was in compliance with the covenants under the Credit Agreement.
There were no revolving borrowings under the Credit Agreement as of December 31, 2020.
Relief Loans
In June 2020, Harmonic France was granted a loan from Société Générale S.A. (the “SG Loan”) in the aggregate amount of 5,000,000 Euros, pursuant to a state guarantee program introduced in March 2020 to provide relief to companies from the financial consequences of the COVID-19 pandemic. The SG Loan initially matures in 12 months (with an option to extend for up to five years) and bears an effective interest rate of 0.51% per annum payable annually. The SG Loan may be repaid at any time prior to maturity with no repayment penalties. There are no restrictions on the use of funds from the SG Loan. The purpose of the funds from the SG Loan is to allow the preservation of activity and employment in France. As of December 31, 2020, there was $6.1 million outstanding under the loan, which is recorded in “Other debts and finance lease obligations, current” in the Consolidated Balance Sheets.
In April 2020, Harmonic International GmbH was granted a loan of CHF 500,000 from UBS Switzerland AG (the “UBS Loan”) in accordance with a Swiss federal COVID-19 loan guarantee program with an initial maturity of five years. The exclusive purpose of the UBS Loan is to guarantee the Company’s current liability requirements. The UBS Loan does not bear any interest. The UBS Loan is to be repaid in full no later than April 8, 2025. As of December 31, 2020, there was $0.6 million outstanding under the loan, which is recorded in “Other debts and finance lease obligations, long-term” in the Consolidated Balance Sheets.

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Equity Award Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and RSUs. Incentive stock options may be granted only to employees. All other awards may be granted to employees and non-employees. Under the terms of the 1995 Stock Plan, no incentive stock option or non-statutory stock option may be granted in the ordinary course of business with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and options expire seven years from the date of grant. Some of the RSUs granted by the Company have performance-based vesting terms, where vesting is dependent on achievement of certain financial and non-financial operating goals of the Company (performance-based RSUs, or “PRSUs”), or where vesting is dependent on performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index (market-based RSUs, or “MRSUs”). As of December 31, 2020, an aggregate of 11,149,423 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 6,622,440 shares remained available for grant.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, no non-statutory stock option may be granted with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally one year for RSUs and three years for options, and options expire seven years from the date of grant. As of December 31, 2020, an aggregate of 497,974 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 303,814 shares remained available for grant.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. Under the ESPP, 1,036,543, 1,037,366 and 1,132,438 shares were issued during fiscal 2020, 2019 and 2018, respectively, representing $4.5 million, $4.1 million and $4.0 million in contributions. As of December 31, 2020, 1,208,449 shares were reserved for future purchases by eligible employees.
Stock Options

(in thousands, except per share amounts)	Number of Shares	Weighted-Average Exercise Price (per share)
Balance at December 31, 2019	1,888	$5.83
Exercised	(177)	5.53
Canceled	(258)	6.19
Balance at December 31, 2020	1,453	$5.80
All stock options outstanding as of December 31, 2020 are fully vested and exercisable. The weighted-average remaining contractual term of stock options outstanding as of December 31, 2020 was 1.2 years. The aggregate intrinsic value of stock options outstanding as of December 31, 2020 was $2.4 million. Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of December 31, 2020. The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $1.8 million and $0.3 million, respectively.
No stock options were granted during the years ended December 31, 2020, 2019 and 2018.
The fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was zero, $0.1 million and $0.7 million, respectively.

The Company realized no income tax benefit from stock option exercises for the years ended December 31, 2020, 2019 and 2018 due to recurring losses and valuation allowances.
Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2019	3,601	$5.18
Granted	2,966	5.86
Vested	(2,869)	5.39
Forfeited	(430)	4.65
Balance at December 31, 2020	3,268	$5.67
The fair value of all RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $15.5 million, $9.7 million and $15.6 million, respectively.
French Pension Plan
Under French law, the Company’s subsidiaries in France are obligated to make certain payments to their employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement. The French pension plan is unfunded and there are no contributions to the plan required by related laws or funding regulations. No required contributions are expected in fiscal 2021, but the Company, at its discretion, may make contributions to the defined benefit plan.
The Company’s defined benefit pension obligations are measured annually as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation considers the employees’ age and period of service with the Company, projected mortality rates, mobility rates, increases in salaries and a discount rate.
The Company’s pension obligations as of December 31, 2020 and December 31, 2019 and the changes to the Company’s pension obligations for each of those years were as follows:

	December 31,
(in thousands)	2020	2019
Projected benefit obligation:
Balance at January 1	$5,259	$4,881
Service cost	252	227
Interest cost	37	78
Actuarial losses	159	206
Benefits paid	(173)	(31)
Foreign currency translation adjustment	523	(102)
Balance at December 31	$6,057	$5,259

Presented on the Consolidated Balance Sheets under:
Current portion (presented under “Accrued and other current liabilities”)	$47	$30
Long-term portion (presented under “Other non-current liabilities”)	$6,010	$5,229
The table below presents the components of net periodic benefit costs:

	Year ended December 31,
(in thousands)	2020	2019
Service cost	$252	$227
Interest cost	37	78
Net periodic benefit cost included in operating loss	$289	$305

The following assumptions were used in determining the Company’s pension obligation:

	December 31,
	2020	2019
Discount rate	0.4%	0.7%
Mobility rate	5.2%	5.0%
Salary progression rate	2.0%	2.0%
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
As of December 31, 2020, future benefits expected to be paid in each of the next five years, and in the aggregate for the five-year period thereafter are as follows (in thousands):

Years ending December 31,
2021	$46
2022	—
2023	341
2024	254
2025	480
2026 - 2030	3,465
Total	$4,586
Share-based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2020	2019	2018
Share-based compensation expense included in:
Cost of revenue	$1,712	$1,124	$1,953
Research and development expense	4,850	3,261	5,192
Selling, general and administrative expense	11,478	7,689	10,144
Total	$18,040	$12,074	$17,289

Share-based compensation expense by type of award:
Stock options	—	94	670
RSUs	11,522	9,444	8,901
PRSUs	4,022	924	6,075
MRSUs	711	286	222
Employee stock purchase rights under ESPP	1,785	1,326	1,421
Total	$18,040	$12,074	$17,289
As of December 31, 2020, total unrecognized share-based compensation cost related to unvested RSUs was $12.8 million and is expected to be recognized over a weighted-average period of approximately 1.58 years.

Valuation Assumptions
The Company estimates the fair value of stock purchase rights under the ESPP using a Black-Scholes option valuation model. The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model. At the date of grant, the Company estimated the fair value of each stock purchase right granted under the ESPP using the following weighted average assumptions:

	December 31,
	2020	2019	2018
Expected term (in years)	0.50	0.50	0.50
Volatility	56%	38%	55%
Risk-free interest rate	0.9%	2.3%	1.9%
Expected dividends	0.0%	0.0%	0.0%
The expected term of the stock purchase right under ESPP represents the period of time from the beginning of the offering period to the purchase date. The Company uses its historical volatility for a period equivalent to the expected term to estimate the expected volatility. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company has not paid and does not plan to pay any cash dividends in the foreseeable future.
The estimated weighted-average fair value per share of stock purchase rights under the ESPP, granted for the years ended December 31, 2020, 2019 and 2018 was $1.80, $1.33 and $1.33, respectively.
NOTE 13: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows:

	December 31,
(in thousands)	2020	2019
Foreign currency translation adjustments	$5,774	$(3,306)
Actuarial gain	82	241
Total accumulated other comprehensive income (loss)	$5,856	$(3,065)
NOTE 14: INCOME TAXES

Loss before income tax:	Year ended December 31,
(in thousands)	2020	2019	2018
United States	$(42,905)	$1,769	$(19,780)
International	16,688	(8,365)	2,832
Loss before income taxes	$(26,217)	$(6,596)	$(16,948)

Provision for (benefit from) income taxes:	Year ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$124	$(180)	$(305)
State	93	108	116
International	2,103	1,525	2,958
Deferred:
International	734	(2,125)	1,318
Total provision for (benefit from) income taxes	$3,054	$(672)	$4,087

Effective tax rate	(12)%	10%	(24)%

The difference between the tax provision at the statutory federal income tax rate and the provision for (benefit from) income tax as a percentage of loss before income taxes (effective tax rate) for each period was as follows:

	Year ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21%	21%	21%
Increase (reduction) in rate resulting from:
Differential in rates on foreign earnings	(11)%	(37)%	(25)%
Change in valuation allowance	(16)%	14%	(9)%
Change in liabilities for uncertain tax positions	—%	6%	1%
Non-deductible stock-based compensation	(2)%	(8)%	(8)%
Permanent differences	(2)%	11%	(6)%
Adjustments related to tax positions taken during prior years	—%	6%	(1)%
Other	(2)%	(3)%	3%
Effective tax rate	(12)%	10%	(24)%
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal and state deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. The Company’s effective income tax rate may be affected by changes in its interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as one-time discrete items. During fiscal 2019, the Company recorded a one-time benefit of approximately $2.0 million due to changes in the Company's global tax structure, and a $0.8 million benefit from a valuation allowance release for one of its foreign subsidiaries. This release of the valuation allowance was due to changes in forecasted taxable income resulting from the Company receiving a favorable tax ruling during 2019.
The components of deferred taxes included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Reserves and accruals	$21,823	$20,622
Net operating loss carryforwards	39,733	33,811
Research and development credit carryforwards	38,179	36,914
Deferred stock-based compensation	1,202	1,675
Intangibles	7,838	8,224
Operating lease liabilities	7,822	8,892
Capitalized research and development expenses	10,805	10,897
Other	442	—
Gross deferred tax assets	127,844	121,035
Valuation allowance	(99,585)	(95,518)
Gross deferred tax assets after valuation allowance	28,259	25,517
Deferred tax liabilities:
Depreciation	(6,399)	(1,272)
Convertible notes	(4,708)	(6,275)
Operating lease right-of-use assets	(6,529)	(7,076)
Other	—	(319)
Gross deferred tax liabilities	(17,636)	(14,942)
Net deferred tax assets	$10,623	$10,575

The following table summarizes the activities related to the Company’s valuation allowance:

	Year ended December 31,
(in thousands)	2020	2019	2018
Balance at beginning of period	$95,518	$77,144	$77,756
Additions	6,690	23,929	928
Deductions	(2,623)	(5,555)	(1,540)
Balance at end of period	$99,585	$95,518	$77,144
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
As of December 31, 2020, the Company had $137.1 million, $70.4 million, $28.1 million and $35.0 million of foreign, U.S. federal, California state, and other U.S. states’ net operating loss (“NOL”) carryforwards, respectively. Certain foreign NOL carryforwards expire beginning in 2027, if not utilized, while the majority of the foreign NOLs carryforward indefinitely. $37.8 million of the U.S. federal NOL carryforward expires at various dates beginning in 2021 through 2037, if not utilized, and the remainder carries forward indefinitely. The California NOL carryforward expires at various dates beginning in 2029 through 2040, if not utilized.
As of December 31, 2020, the Company had U.S. federal and California state tax credit carryforwards of $14.4 million and $36.5 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit carryforward will not expire.
The Company has not provided U.S. state income taxes and foreign withholding taxes on approximately $33.7 million of cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in the Company’s judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2020, the Company had $16.2 million of unrecognized future tax benefits that would favorably impact the effective tax rate in future periods if recognized. The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Year ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of period	$17.0	$18.0	$18.8
Increase in balance related to tax positions taken during current year	0.3	0.2	1.0
Decrease in balance as a result of a lapse of the applicable statutes of limitations	—	(0.1)	(0.1)
Decrease in balance due to settlement with tax authorities	—	—	(1.6)
Increase in balance related to tax positions taken during prior years	0.3	—	0.2
Decrease in balance related to tax positions taken during prior years	—	(1.1)	(0.3)
Balance at end of period	$17.6	$17.0	$18.0
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2018 through 2020, were not material.
The 2017 through 2020 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In addition, the Company remains subject to income tax examination for several other jurisdictions, including in Switzerland for years after 2015, Israel for years after 2014, and France for years after 2016.
On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” was signed into law. The new legislation includes a number of income tax provisions applicable to individuals and businesses. The Company recognized the effect of the tax law changes in the period of enactment, such as the reclassification of the long-term receivable of $0.5 million for the alternative minimum tax credit refund to short-term receivable.
NOTE 15: NET LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. Potentially dilutive shares, consisting of outstanding stock options, restricted stock units, ESPP awards, warrants, and the Company’s convertible notes, are excluded from the net loss per share computations when their effect is anti-dilutive.
The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2020, 2019 and 2018, as the effect of inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the years presented.
The following table sets forth the potential weighted common shares outstanding that were excluded from the diluted net loss per share computations:

	December 31,
(in thousands)	2020	2019	2018
2020 Notes	312	1,322	—
2022 Notes	192	n/a	n/a
Stock options	1,603	2,568	3,327
Restricted stock units	3,041	2,955	2,997
Stock purchase rights under the ESPP	531	478	609
Warrants (1)	—	4,321	1,268
Total	5,679	11,644	8,201
(1) Refer to Note 16, “Warrants,” for additional information.
The Company applies the treasury stock method to determine the potential dilutive effect of the 2020 Notes, 2022 Notes, and 2024 Notes on net earnings per share as a result of the Company's intent and stated policy to settle the principal amount of the 2020 Notes, 2022 Notes, and 2024 Notes in cash. The 2020 Notes, 2022 Notes, and 2024 Notes are excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when their respective conversion prices exceeded the average market price for the Company's common stock.
Under the if-converted method, the 2022 Notes and the 2024 Notes have potential dilutive effect of 6.6 million shares and 13.3 million shares, respectively. Refer to Note 11, “Convertible Notes, Other Debts and Finance Leases,” for additional information on the 2022 Notes and the 2024 Notes.

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
The fair value of the Warrant was recorded as a component of “Prepaid expenses and other current assets” and “Other non-current assets” with a corresponding offset to “Additional paid-in capital” on the Company’s Consolidated Balance Sheets. This asset is being amortized as a reduction to the Company’s revenue, based on the recognition pattern of the related transaction price.
During the years ended December 31, 2020, 2019 and 2018, the Company recorded $1.7 million, $13.6 million and $1.2 million, respectively, as a reduction to net revenues in connection with amortization of the Warrant.
On December 17, 2019, Comcast exercised the Warrant in its entirety, resulting in a net issuance of 3,217,547 shares.
NOTE 17: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s CODM, which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on the internal reporting structure, the Company consists of two operating segments: Video and Cable Access. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telco Pay-TV service providers. The Cable Access segment provides CableOS cable access solutions and related services to cable operators globally. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

The following table provides summary financial information by reportable segment:

	Year ended December 31,
(in thousands)	2020	2019	2018
Video
Revenue	$242,510	$278,028	$313,828
Gross profit	132,092	162,156	178,170
Operating income	1,326	15,837	26,170
Cable Access
Revenue	$136,321	$124,846	$89,730
Gross profit	66,661	68,548	39,029
Operating income (loss)	11,651	22,171	(1,756)
Total
Revenue	$378,831	$402,874	$403,558
Gross profit	$198,753	$230,704	$217,199
Operating income	$12,977	$38,008	$24,414
A reconciliation of the Company’s consolidated segment operating income to consolidated loss before income taxes:

	Year ended December 31,
(in thousands)	2020	2019	2018
Total segment operating income	$12,977	$38,008	$24,414
Unallocated corporate expenses (1)	(3,416)	(4,532)	(3,769)
Stock-based compensation	(18,040)	(12,074)	(17,289)
Amortization of intangibles	(3,970)	(8,319)	(8,367)
Consolidated income (loss) from operations	(12,449)	13,083	(5,011)
Loss on convertible debt extinguishment	(1,362)	(5,695)	—
Non-operating expense, net	(12,406)	(13,984)	(11,937)
Loss before income taxes	$(26,217)	$(6,596)	$(16,948)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges and certain other non-recurring charges to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.
Geographic Information

Net revenue (1):	Year ended December 31,
(in thousands)	2020	2019	2018
United States	$191,854	$202,272	$181,965
Other countries	186,977	200,602	221,593
Total	$378,831	$402,874	$403,558
(1) Revenue is attributed to countries based on the location of the customer.
Other than the U.S., no single country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2020, 2019 and 2018.

Property and equipment, net:	As of December 31,
(in thousands)	2020	2019
United States	$31,017	$13,301
Israel	8,803	5,919
France	2,461	2,615
Other countries	860	1,093
Total	$43,141	$22,928

Customer Concentration
Net revenue from Comcast accounted for 20%, 23% and 15% of total revenue during the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 18: COMMITMENTS AND CONTINGENCIES
Bank Guarantees and Standby Letters of Credit
As of December 31, 2020 and 2019, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $3.3 million and $2.7 million, respectively, consisting of building leases and performance bonds issued to customers.
There were no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2020.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.3 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of December 31, 2020 and 2019.
Indemnification
The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2020.
Purchase Commitments
As of December 31, 2020, the Company had approximately $49.9 million of commitments to purchase goods and services.
NOTE 19: LEGAL PROCEEDINGS
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of us, rejecting Avid’s infringement allegations in their entirety. In January 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit. In January 2016, the Federal Circuit issued an order vacating the verdict of non-infringement and remanding the case to the trial court for a new trial on infringement.
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
On October 19, 2017, the parties agreed to settle the consolidated cases by entering into a settlement and patent portfolio cross-license agreement, and the cases were dismissed with prejudice. In connection with the agreement, the Company recorded a $6.0 million litigation settlement expense in “Selling, general and administrative expenses” in the Company’s 2017 Consolidated Statements of Operations. Of the associated $6.0 million settlement liability, $2.5 million was paid in October 2017, $1.5 million was paid in April 2019 and $2.0 million was paid in the third quarter of 2020.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2020.
The Company’s independent registered public accounting firm, Armanino LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2020, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2021 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2021 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

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
The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.
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

Exhibit Number	Description

3.1 (ii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2 (viii)	Amended and Restated Bylaws of Harmonic Inc.

4.1 (i)	Form of Common Stock Certificate

4.2 (iii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

4.3 (ix)	Indenture, dated September 13, 2019, between the Company and U.S. Bank National Association

4.4 (ix)	Form of 2.00% Convertible Senior Note due 2024 (included in Exhibit 4.1)

4.5 (xii)	Description of Common Stock

4.6 (xiii)	Indenture, dated June 2, 2020, by and between the Company and U.S. Bank National Association

4.7 (xiii)	Form of 4.375% Convertible Senior Note due 2022 (included in Exhibit 4.1)

10.1 (i)*	Form of Indemnification Agreement

10.2 (xv)*	1995 Stock Plan, as amended and restated on June 10, 2020

10.3 (xi)*	2002 Director Stock Plan, as amended and restated on June 5, 2019

10.4 (xv)*	2002 Employee Stock Purchase Plan, as amended and restated on June 5, 2019

10.5 (vii)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective March 20, 2018

10.6 (vii)*	Form of Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and each of Sanjay Kalra, Nimrod Ben-Natan, and Neven Haltmayer, effective March 20, 2018

10.7 (vi)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.8 (iv)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.9 (iv)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.10 (iv)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.11 (vi)	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.12 (x)
Credit Agreement, dated as of December 19, 2019, by and among Harmonic Inc. and Harmonic International GmbH, as co-borrowers, certain subsidiaries of Harmonic Inc. from time to time party thereto, as guarantors, and JPMorgan Chase Bank, N.A., as lender.

10.13 (xiii)	First Amendment to Credit Agreement, dated as of May 28, 2020, by and among Harmonic Inc., Harmonic International GmbH and JPMorgan Chase Bank, N.A.

10.14 (xiv)	Form of Separation Agreement and Release by and between Harmonic Inc. and Eric Louvet

10.15 (xvi)	Second Amendment to Credit Agreement, dated as of October 30, 2020, by and among Harmonic Inc, Harmonic International GmbH and JP Morgan Chase Bank, N.A.

10.16 (xvii)	Third Amendment to Credit Agreement, dated as of November 10, 2020, by and among Harmonic Inc., Harmonic International GmbH and JP Morgan Chase Bank, N.A.

10.17 (xvii)	Draft Purchase Agreement, dated as of November 10, 2020, by and between Harmonic Inc. and Commerzbank AG, Luxembourg Branch

21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2020, December 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020, December 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, December 31, 2019 and December 31, 2018; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, December 31, 2019 and December 31, 2018; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.
†    Registrant has omitted portions of this exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.
(i)Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(ii)Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(iii)Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.
(iv)Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(v)Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.
(vi)Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(vii)Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 26, 2018.
(viii)Previously filed as an exhibit to the Company’s Periodic Report on Form 10-Q, dated August 5, 2019.
(ix)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated September 16, 2019.
(x)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated December 26, 2019.
(xi)Previously filed as an exhibit to the Company’s definitive proxy statement on Schedule 14A dated April 26, 2019.
(xii)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(xiii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2020.
(xiv)Previously filed as an exhibit to the Company’s Periodic Report on Form 10-Q, dated August 4, 2020.
(xv)Previously filed as an Exhibit to the Company’ Registration Statement on Form S-8, dated August 11, 2020.
(xvi)Previously filed as an exhibit to the Company’s Periodic Report on Form 10-Q, dated November 2, 2020.
(xvii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 17, 2020.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 2, 2021.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	March 2, 2021
(Patrick J. Harshman)

/s/ SANJAY KALRA	Chief Financial Officer	March 2, 2021
(Sanjay Kalra)	(Principal Financial and Accounting Officer)

/s/ PATRICK GALLAGHER	Chairperson	March 2, 2021
(Patrick Gallagher)

/s/ SUSAN G. SWENSON	Director	March 2, 2021
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	March 2, 2021
(Mitzi Reaugh)

/s/ NIKOS THEODOSOPOULOS	Director	March 2, 2021
(Nikos Theodosopoulos)

/s/ DAVID KRALL	Director	March 2, 2021
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	March 2, 2021
(Deborah L. Clifford)