Form 10-Q
period 2021-04-02
HARMONIC INC
filed 2021-05-07
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 2, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 3, 2021 was 101,087,383.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	April 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$100,777	$98,645
Accounts receivable, net	85,704	66,227
Inventories	35,539	35,031
Prepaid expenses and other current assets	38,647	38,132
Total current assets	260,667	238,035
Property and equipment, net	43,136	43,141
Operating lease right-of-use assets	25,751	27,556
Other non-current assets	38,308	39,117
Goodwill	241,847	243,674
Total assets	$609,709	$591,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$36,143	$—
Other debts, current	5,405	11,771
Accounts payable	36,148	23,543
Deferred revenue	63,851	54,294
Operating lease liabilities, current	7,032	7,354
Other current liabilities	43,986	50,333
Total current liabilities	192,565	147,295
Convertible debt, non-current	94,884	129,507
Other debts, non-current	15,415	10,086
Operating lease liabilities, non-current	24,548	26,071
Other non-current liabilities	20,963	20,262
Total liabilities	348,375	333,221
Commitments and contingencies (Note 10)
Convertible debt (Note 6)	1,564	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 100,993 and 98,204 shares issued and outstanding at April 2, 2021 and December 31, 2020, respectively	101	98
Additional paid-in capital	2,365,129	2,353,559
Accumulated deficit	(2,107,335)	(2,101,211)
Accumulated other comprehensive income	1,875	5,856
Total stockholders’ equity	259,770	258,302
Total liabilities and stockholders’ equity	$609,709	$591,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	April 2, 2021	March 27, 2020
Revenue:
Appliance and integration	$79,976	$47,752
SaaS and service	31,600	30,665
Total net revenue	111,576	78,417
Cost of revenue:
Appliance and integration	42,619	26,287
SaaS and service	13,812	15,392
Total cost of revenue	56,431	41,679
Total gross profit	55,145	36,738
Operating expenses:
Research and development	23,528	22,123
Selling, general and administrative	34,911	31,218
Amortization of intangibles	507	770
Restructuring and related charges	43	676
Total operating expenses	58,989	54,787
Loss from operations	(3,844)	(18,049)
Interest expense, net	(2,603)	(2,903)
Other income (expense), net	1,019	(273)
Loss before income taxes	(5,428)	(21,225)
Provision for income taxes	696	729
Net loss	$(6,124)	$(21,954)

Net loss per share:
Basic and diluted	$(0.06)	$(0.23)
Shares used in per share calculation:
Basic and diluted	99,868	95,575
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	April 2, 2021	March 27, 2020
Net loss	$(6,124)	$(21,954)
Change in foreign currency translation adjustments	(4,249)	(3,119)
Other comprehensive loss before tax	(4,249)	(3,119)
Provision for (benefit from) income taxes	(268)	156
Other comprehensive loss, net of tax	(3,981)	(3,275)
Total comprehensive loss	$(10,105)	$(25,229)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302
Net loss	—	—	—	(6,124)	—	(6,124)
Other comprehensive loss, net of tax	—	—	—	—	(3,981)	(3,981)
Issuance of common stock under stock option, award and purchase plans	2,789	3	4,772	—	—	4,775
Stock-based compensation	—	—	8,362	—	—	8,362
Reclassification from equity to mezzanine equity for 2022 Notes	—	—	(1,564)	—	—	(1,564)
Balance at April 2, 2021	100,993	$101	$2,365,129	$(2,107,335)	$1,875	$259,770

	Three Months Ended March 27, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(21,954)	—	(21,954)
Other comprehensive loss, net of tax	—	—	—	—	(3,275)	(3,275)
Issuance of common stock under stock option, award and purchase plans	2,278	3	2,168	—	—	2,171
Stock-based compensation	—	—	6,301	—	—	6,301
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 2020 Notes	—	—	633	—	—	633
Balance at March 27, 2020	$96,566	$97	$2,336,459	$(2,093,894)	$(6,340)	$236,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	April 2, 2021	March 27, 2020
Cash flows from operating activities:
Net loss	$(6,124)	$(21,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,057	2,843
Amortization of intangibles	507	1,655
Stock-based compensation	8,398	6,259
Amortization of convertible debt discount	1,532	1,835
Amortization of warrant	429	434
Foreign currency remeasurement	(2,609)	(2,066)
Deferred income taxes	432	653
Provision for expected credit losses and returns	1,089	331
Provision for excess and obsolete inventories	644	234
Other adjustments	143	121
Changes in operating assets and liabilities:
Accounts receivable	(20,758)	(5,068)
Inventories	(1,119)	(6,281)
Other assets	(1,019)	10,579
Accounts payable	13,527	(242)
Deferred revenues	11,285	12,477
Other liabilities	(7,736)	(12,851)
Net cash provided by (used in) operating activities	1,678	(11,041)
Cash flows from investing activities:
Purchases of property and equipment	(3,645)	(11,224)
Net cash used in investing activities	(3,645)	(11,224)
Cash flows from financing activities:
Payment of convertible debt issuance costs	—	(35)
Repayment of other debts	(108)	(406)
Proceeds from common stock issued to employees	5,685	3,000
Payment of tax withholding obligations related to net share settlements of restricted stock units	(913)	(829)
Net cash provided by financing activities	4,664	1,730
Effect of exchange rate changes on cash and cash equivalents	(565)	(811)
Net increase (decrease) in cash and cash equivalents	2,132	(21,346)
Cash and cash equivalents at beginning of period	98,645	93,058
Cash and cash equivalents at end of period	$100,777	$71,712
Supplemental disclosures of cash flow information:
Income taxes, net of refunds	$537	$408
Interest payments	$1,183	$1,095
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$973	$7,620
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include the accounts of Harmonic Inc. and its controlled subsidiaries (collectively, “Harmonic” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for the three month period ended April 2, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Certain prior period balances have been reclassified to conform to the current period’s presentation. These reclassifications did not have a material impact on previously reported financial statements.
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2020 Form 10-K. There have been no significant changes to these policies during the three months ended April 2, 2021.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. Among other changes, ASU No. 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. This ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020 and can be adopted either on a modified retrospective or full retrospective basis. The Company is evaluating the impact, timing and method of adoption of this ASU. Upon adoption of this ASU, the Company expects to recombine the equity conversion component of its convertible notes, which was initially separated and recorded in equity, and remove the remaining debt discounts recorded for this previous separation. Adoption of this ASU will also result in the elimination of a portion of non-cash interest expense related to amortization of debt discount. Additionally, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which would result in an increase in the number of shares for calculating diluted earnings per share by approximately 19.9 million shares.
From time to time, new accounting pronouncements are issued by the FASB, or other standards setting bodies, that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

NOTE 3: CONTRACT ASSETS AND DEFERRED REVENUE
Contract Balances. Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer). Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer.
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	April 2, 2021	December 31, 2020
Contract assets	$11,067	$9,800
Deferred revenue	$74,609	$63,533
Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
During the three months ended April 2, 2021 and March 27, 2020, the Company recognized revenue of $30.4 million and $18.0 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year.
In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS® software under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of April 2, 2021, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations is $68.3 million, and the Company will recognize this revenue as the related performance obligations are delivered over the next 27 months.
Refer to Note 9, “Segment Information” for disaggregated revenue information.
NOTE 4: LEASES
The components of lease expense are as follows:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Operating lease cost	$1,866	$2,668
Variable lease cost	1,099	792
Total lease cost	$2,965	$3,460
Supplemental information related to leases are as follows:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Cash payments	$1,838	$2,421
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,671

NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

	As of
(in thousands)	April 2, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable	$87,960	$68,295
Less: allowances for expected credit losses and sales returns	(2,256)	(2,068)
Total	$85,704	$66,227

	As of
(in thousands)	April 2, 2021	December 31, 2020
Inventories:
Raw materials	$4,462	$2,529
Work-in-process	1,828	1,689
Finished goods	21,114	22,777
Service-related spares	8,135	8,036
Total	$35,539	$35,031

	As of
(in thousands)	April 2, 2021	December 31, 2020
Prepaid expenses and other current assets:
Prepaid expenses	$11,234	$11,453
Contract assets	11,067	9,800
Other current assets	16,346	16,879
Total	$38,647	$38,132

	As of
(in thousands)	April 2, 2021	December 31, 2020
Property and equipment, net:
Machinery and equipment	$73,377	$72,731
Capitalized software	37,140	37,141
Leasehold improvements	38,800	38,718
Furniture and fixtures	2,871	2,913
Construction-in-progress	3,478	2,209
Property and equipment, gross	155,666	153,712
Less: accumulated depreciation and amortization	(112,530)	(110,571)
Total	$43,136	$43,141

	As of
(in thousands)	April 2, 2021	December 31, 2020
Other current liabilities:
Accrued employee compensation and related expenses	$17,258	$23,131
Other	26,728	27,202
Total	$43,986	$50,333

NOTE 6: CONVERTIBLE DEBT
4.375% Convertible Senior Notes due 2022 (the “2022 Notes”)
In June 2020, the Company issued the 2022 Notes with an aggregate principal amount of $37.7 million in a non-cash exchange for its 2020 Notes with an equal principal amount pursuant to an indenture, dated June 2, 2020 (the “2022 Notes Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The 2022 Notes bear interest at a rate of 4.375% per year, payable in cash on June 1 and December 1 of each year. The 2022 Notes will mature on December 1, 2022, unless earlier repurchased or redeemed by the Company, or converted pursuant to their terms.
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
As the 2022 Notes were issued in exchange for the 2020 Notes, which was accounted for as an extinguishment, the 2022 Notes were initially accounted for at fair value, which was estimated to be $44.4 million. In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2022 Notes was initially valued at $8.3 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital.” The remaining amount of $36.0 million, which represents the fair value of the liability component of the 2022 Notes, was recorded as the initial carrying value of the 2022 Notes. The initial debt discount on the 2022 Notes is $1.7 million, calculated as the difference between the stated principal amount of $37.7 million and the initial carrying value of the liability component of $36.0 million. The debt discount is being amortized to interest expense at the effective interest rate over the contractual term of the 2022 Notes.
The following table presents the components of the 2022 Notes:

	As of
(in thousands, except for years and percentages)	April 2, 2021	December 31, 2020
Liability component:
Principal amount	$37,707	$37,707
Less: Debt discount, net of amortization	(1,191)	(1,357)
Less: Debt issuance costs, net of amortization	(373)	(425)
Carrying amount	$36,143	$35,925
Remaining debt discount amortization period (years)	1.7	1.9
Effective interest rate on liability component	6.95%	6.95%
The following table presents interest expense recognized for the 2022 Notes:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Contractual interest expense	$412	n/a
Amortization of debt discount	166	n/a
Amortization of debt issuance costs	52	n/a
Total interest expense recognized	$630	n/a

The 2022 Notes became convertible as of April 2, 2021, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on April 2, 2021 was greater than 130% of the conversion price of the 2022 Notes on each applicable trading day. As a result of the 2022 Notes becoming convertible for cash up to the principal amount of $37.7 million, the Company reclassified the unamortized debt discount for the 2022 Notes in the amount of $1.6 million from “Additional paid-in-capital” to “Convertible Debt” in the mezzanine equity section in the Condensed Consolidated Balance Sheet as of April 2, 2021. Additionally, all $36.1 million of the net carrying amount of the liability component of the 2022 Notes outstanding as of April 2, 2021 was classified as a current liability as of that date.
2.00% Convertible Senior Notes due 2024 (the “2024 Notes”)
In September 2019, the Company issued the 2024 Notes with an aggregate principal amount of $115.5 million pursuant to an indenture (the “2024 Notes Indenture”), dated September 13, 2019, by and between the Company and U.S. Bank National Association, as trustee. The 2024 Notes bear interest at a rate of 2.00% per year, payable semiannually on March 1 and September 1 of each year. The 2024 Notes will mature on September 1, 2024, unless earlier repurchased or redeemed by the Company, or converted pursuant to their terms.
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
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	April 2, 2021	December 31, 2020
Liability component:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	(18,153)	(19,294)
Less: Debt issuance costs, net of amortization	(2,463)	(2,624)
Carrying amount	$94,884	$93,582
Remaining debt discount amortization period (years)	3.4	3.7
Effective interest rate on liability component	7.95%	7.95%

The following table presents interest expense recognized for the 2024 Notes:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Contractual interest expense	$578	$578
Amortization of debt discount	1,146	1,058
Amortization of debt issuance costs	156	144
Total interest expense recognized	$1,880	$1,780
NOTE 7: FAIR VALUE MEASUREMENTS
The Company’s financial instruments not measured at fair value on a recurring basis were as follows:

	April 2, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2022 Notes	$36,143	$—	$57,628	$—	$35,925	$—	$54,204	$—
2024 Notes	$94,884	$—	$131,197	$—	$93,582	$—	$125,953	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.
NOTE 8: EARNINGS PER SHARE
The diluted net loss per share was the same as basic net loss per share for the three months ended April 2, 2021 and March 27, 2020, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for all periods presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the diluted net loss per share computation:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Convertible debt	1,795	1,169
Stock options	1,191	1,796
Restricted stock units	2,828	2,899
Stock purchase rights under the ESPP	340	443
Total	6,154	6,307
The Company applies the treasury stock method to determine the potential dilutive effect of its convertible debt on net earnings per share as a result of the Company's intent and stated policy to settle the principal amount of its convertible debt in cash. Under the treasury stock method, the Company’s convertible debt is excluded from the calculation of diluted earnings per share for the periods when its conversion price exceeds the average market price for the Company's common stock. Under the if-converted method, the Company’s convertible debt has potential dilutive effect of 19.9 million shares.

NOTE 9: SEGMENT INFORMATION
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
The following table provides summary financial information by reportable segment:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Video
Revenue	$70,331	$54,372
Gross profit	38,774	27,907
Operating income (loss)	3,772	(6,267)
Cable Access
Revenue	$41,245	$24,045
Gross profit	17,408	10,414
Operating income (loss)	1,296	(3,265)
Total
Revenue	$111,576	$78,417
Gross profit	56,182	38,321
Operating income (loss)	$5,068	$(9,532)
A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Total consolidated segment operating income (loss)	$5,068	$(9,532)
Unallocated corporate expenses(1)	(7)	(603)
Stock-based compensation	(8,398)	(6,259)
Amortization of intangibles	(507)	(1,655)
Consolidated income (loss) from operations	(3,844)	(18,049)
Non-operating expense, net	(1,584)	(3,176)
Loss before income taxes	$(5,428)	$(21,225)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.
Geographic Information

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Net revenue (1)
United States	$67,095	$34,403
Other countries	44,481	44,014
Total	$111,576	$78,417
(1)  Revenue is attributed to countries based on the location of the customer.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnification
The Company is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through April 2, 2021.
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
•concentration of revenue sources;
•expectations regarding our CableOS solutions and SaaS solutions;
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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in Item 1A of Part II of this Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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
We classify our total revenue in two categories, “Appliance and integration” and “SaaS and service.” The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for our software-as-a-service (“SaaS”) platform and support revenue stream from our appliance-based customers and reflects our recurring revenue stream.
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
The worldwide spread of COVID-19 has resulted in public health responses in affected regions, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders, which have caused a global slowdown of economic activity and negatively impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators. In our Video segment, sales of video appliances and integration fell following the spread of COVID-19 as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed in the first half of 2020. In the second half of fiscal 2020 and the first quarter of 2021, we experienced an increase in sales activities, transactions and deployments in both business segments due to the loosening of certain COVID-19 restrictions, and customer adaptation to such restrictions. We expect that the COVID-19 pandemic may continue to have an impact on our results of operations.
We continue to monitor the impact of the COVID-19 pandemic and we have adopted several measures in response to COVID-19, including instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with declines in revenues, and restricting non-essential business travel by our employees. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the evolving severity of the pandemic in different countries and regions of the world, vaccination efforts, and other actions by governments and businesses in response to the pandemic. As such, given the uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our future results of operations. Refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for additional information.
We believe a material and growing portion of the opportunities for our Video business are linked to the industry and our customers (i) continuing to adopt streaming technologies to capture, process and deliver video content to consumers and, increasingly, utilizing public cloud solutions like our VOS®360 SaaS platform to do so; (ii) transforming existing broadcast infrastructure workflows into more flexible, efficient and cost-effective operations running in public clouds; and (iii) for those customers maintaining on-premise video delivery infrastructure, continuing to upgrade and replace aging equipment with next-generation software-based appliances that significantly reduce operational complexity. Our Video business strategy is focused on continuing to develop and deliver products, solutions and services to enable and support these trends.

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
Our critical accounting policies, judgments and estimates are disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the three months ended April 2, 2021.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Appliance and integration	79,976	$47,752	$32,224	67%
as % of total net revenue	72%	61%
SaaS and service	31,600	30,665	935	3%
as % of total net revenue	28%	39%
Total net revenue	$111,576	$78,417	$33,159	42%
Appliance and integration net revenue increased in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily due to an increase in our Video segment net revenue reflecting the impact from the COVID-19 pandemic on results of the first quarter in fiscal 2020 and an increase in our Cable Access segment net revenue driven by the increased penetration of our existing CableOS customers and addition of new CableOS customer deployments.
SaaS and service net revenue did not change significantly.
Gross Profit

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Gross profit	$55,145	$36,738	$18,407	50%
as % of total net revenue (“gross margin”)	49%	47%	3%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin increased in the three months ended April 2, 2021 compared to the corresponding period in 2020, primarily due to favorable product mix.

Research and Development Expenses

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Research and development	$23,528	$22,123	$1,405	6%
as % of total net revenue	21%	28%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French R&D tax credits.
Research and development expenses increased in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily due to higher employee compensation costs as a result of headcount increases.
Selling, General and Administrative Expenses

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Selling, general and administrative	$34,911	$31,218	$3,693	12%
as % of total net revenue	31%	40%
Selling, general and administrative expenses increased in the three months ended April 2, 2021 compared to the corresponding period in 2020, primarily due to higher employee compensation costs as a result of headcount increases and higher stock-based compensation expense related to performance-based RSUs.
Amortization of Intangibles

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Amortization of intangibles	$507	$770	$(263)	(34)%
as % of total net revenue	—%	1%
The amortization of intangibles expense in the three months ended April 2, 2021 decreased compared to the corresponding period in 2020 as certain intangible assets became fully amortized.
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

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Cost of revenue	$(36)	$(73)	37	(51)%
Operating expenses-Restructuring and related charges	43	676	(633)	(94)%
Total restructuring and related charges	$7	$603	(596)	(99)%
Restructuring and related charges in the three months ended April 2, 2021 decreased compared to the corresponding period in 2020, primarily due to lower severance and employee benefit costs recorded in conjunction with restructuring activities during the first quarter of fiscal 2021.

Interest Expense, Net

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Interest expense, net	$(2,603)	$(2,903)	$300	(10)%
Interest expense, net decreased in the three months ended April 2, 2021 compared to the corresponding period in 2020, primarily due to the repayment of the 2020 Notes in December 2020 upon their maturity.
Other Income (Expense), Net

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Other income (expense), net	$1,019	$(273)	$1,292	(473)%
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchange rates of the Euro, British pound, Japanese yen and Israeli shekel. Change in other income (expense), net in the three months ended April 2, 2021 compared to the corresponding period in 2020 was primarily due to foreign currency exchange gains resulting from the fluctuation of the Euro against the U.S. dollar in 2021.
Income Taxes

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Provision for income taxes	$696	$729	$(33)	(5)%
Change in provision for income taxes was insignificant. Our tax expense primarily consists of foreign income and withholding taxes which are materially consistent on quarterly basis.

Segment Financial Results

	Three months ended
(in thousands, except percentages)	April 2, 2021	March 27, 2020	change
Video
Revenue	$70,331	$54,372	$15,959	29%
as % of total segment revenue	63%	69%	(6)%
Gross profit	38,774	27,907	10,867	39%
Gross margin %	55%	51%	4%
Operating income (loss)	3,772	(6,267)	10,039	(160)%
Operating margin %	5%	(12)%	17%
Cable Access
Revenue	$41,245	$24,045	$17,200	72%
as % of total segment revenue	37%	31%	6%
Gross profit	17,408	10,414	6,994	67%
Gross margin %	42%	43%	(1)%
Operating income (loss)	1,296	(3,265)	4,561	(140)%
Operating margin %	3%	(14)%	17%
Total
Segment revenue	$111,576	$78,417	$33,159	42%
Gross profit	56,182	38,321	17,861	47%
Operating income (loss)	5,068	(9,532)	14,600	(153)%
A reconciliation of our consolidated total segment operating income (loss) to consolidated loss before income taxes is as follows:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Total consolidated segment operating income (loss)	$5,068	$(9,532)
Unallocated corporate expenses (1)	(7)	(603)
Stock-based compensation	(8,398)	(6,259)
Amortization of intangibles	(507)	(1,655)
Loss from operations	(3,844)	(18,049)
Non-operating expense, net	(1,584)	(3,176)
Loss before income taxes	$(5,428)	$(21,225)
(1) Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges, and certain other non-recurring charges, to the operating income (loss) for each segment because our management does not include this information in the measurement of the performance of the operating segments.
Video
Our Video segment net revenue increased in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily due to an increase in Video appliance and integration revenue reflecting the impact from the COVID-19 pandemic on results of the first quarter in fiscal 2020. Video segment operating margin increased in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily due to the increase in revenue and gross profit.
Cable Access
Our Cable Access segment net revenue increased in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily driven by the increased penetration of our existing CableOS customers and addition of new CableOS customer deployments. Cable Access segment operating margin increased in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily due to revenue growth partially offset by higher R&D expenses resulting from headcount increases.

Liquidity and Capital Resources
As of April 2, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $100.8 million, accounts receivable, net, of $85.7 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A.
As of April 2, 2021, $68.0 million of the cash and cash equivalents balance was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing sources of liquidity will be sufficient to fund our principal uses of cash for at least the next 12 months. However, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
The table below sets forth selected cash flow data:

	Three months ended
(in thousands)	April 2, 2021	March 27, 2020
Net cash provided by (used in):
Operating activities	$1,678	$(11,041)
Investing activities	(3,645)	(11,224)
Financing activities	4,664	1,730
Effect of foreign exchange rate changes on cash and cash equivalents	(565)	(811)
Net increase (decrease) in cash and cash equivalents	$2,132	$(21,346)
Operating Activities
Net cash provided by operating activities increased $12.7 million in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily due to a decrease in net loss.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including, but not limited to, the impact of COVID-19 on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $7.6 million in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily due to higher purchases of property and equipment relating to the leasehold improvements of the new headquarters which was under construction during fiscal 2020.
Financing Activities
Net cash provided by financing activities increased $2.9 million in the three months ended April 2, 2021, compared to the corresponding period in 2020, primarily due to higher proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of April 2, 2021.

Contractual Obligations
Future payments under contractual obligations as of April 2, 2021 are as follows:

	Payments due in
(in thousands)	Total	2021 (Remaining nine months)	2022 and 2023	2024 and 2025	Thereafter
Convertible debt	$153,207	$—	$37,707	$115,500	$—
Operating leases (1)	40,334	5,893	11,579	9,831	13,031
Purchase commitments (2)	68,072	57,169	10,903	—	—
Other debts (3)	20,796	5,278	10,345	3,699	1,474
Interest on convertible debt	11,385	2,805	6,270	2,310	—
Other commitments (4)	1,554	708	829	17	—
Total	$295,348	$71,853	$77,633	$131,357	$14,505
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
(3) Includes financing from French government agencies related to various government incentive programs and the COVID-19 pandemic relief program loans in France and Switzerland.
(4) Primarily includes payments associated with lease arrangements with an initial term of twelve months or less.
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
For quantitative and qualitative disclosures about market risk (including foreign currency exchange risk and interest rate risk) affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our exposure related to market risk has not changed materially since December 31, 2020.
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

Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended April 2, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although most of our employees are working remotely due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans and restrictions, social distancing requirements and shelter-in-place orders. The pandemic and these related responses have caused, and may continue to cause, decreased demand for our offerings or delayed purchasing decisions by our customers, a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), supply chain constraints, and significant volatility and disruption of financial markets.
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
While we have seen improvement in our markets in recent periods, we remain cautious given recent COVID-19 surges across the globe and the impact the pandemic continues to have on global supply chains and the pricing and availability of certain materials and components. The severity, magnitude and duration of the COVID-19 pandemic, the vapublic health responses and its economic consequences continue to be uncertain, dynamic and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our customers and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: government, business and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, prohibitions on, or voluntary cancellation of, large gatherings of people and social distancing requirements, and modified workplace activities); the impact of the pandemic and actions taken in response to local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; and the success of vaccination efforts and pace of recovery in the regions and countries where we conduct business, including the impact of any faltering or unsuccessful reopening of economic activity or subsequent outbreaks of COVID-19. As a result of the uncertainty and disrupted market conditions due to the COVID-19 pandemic, our business, operating results and financial condition has been and may continue to be adversely affected.

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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three months ended April 2, 2021 and March 27, 2020 accounted for approximately 61% and 48% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three months ended April 2, 2021 and March 27, 2020, Comcast accounted for 23% and 17% of our net revenue, respectively. During the three months ended April 2, 2021, SES accounted for 16% of our net revenue. During the three months ended March 27, 2020, Vodafone accounted for 12% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products. In addition, our financial results may be impacted by tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods. If any such tariffs are imposed on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, financial condition and operating results.
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

Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, or any of our suppliers of key components, subassemblies and modules used in our products, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries of our products or any materials used in our products, or the inability of any of our contract manufacturers to scale their production to meet demand, such as the inability of certain of our contract manufacturers to operate at capacity for periods of time due to the COVID-19 pandemic, which may occur again in future periods, or any other circumstance that would require us to seek alternative sources of supply, had negatively impacted and could continue to negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. Furthermore, if we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business and our operating results, financial condition and cash flows. Increases, from time to time, in demand on our suppliers and subcontractors from our customers or from other parties have, on occasion, caused delays in the availability of certain components and products. In response, we may increase our inventories of certain components and products and expedite shipments of our products when necessary. These actions could increase our costs and could also increase our risk of holding obsolete or excess inventory, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial condition and cash flows.
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
As of April 2, 2021, we had 837 employees in our international operations, representing approximately 70% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of Thomson Video Networks (“TVN”) on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working from home following shelter-in-place orders, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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
As of April 2, 2021, we maintained facilities in Israel with a total of 205 employees, or approximately 17% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $100.8 million at April 2, 2021 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. Among other changes, ASU No. 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. This ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020 and can be adopted either on a modified retrospective or full retrospective basis. We are evaluating the impact, timing and method of adoption of this ASU. Upon adoption of this ASU, we expect to recombine the equity conversion component of our convertible notes, which was initially separated and recorded in equity, and remove the remaining debt discounts recorded for this previous separation. Adoption of this ASU will also result in the elimination of portion of non-cash interest expense related to amortization of debt discount. Additionally, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which would result in an increase in the number of shares for calculating diluted earnings per share by approximately 19.9 million shares.
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
As of April 2, 2021, we had approximately $241.8 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $6.7 million and $23.9 million in 2020 and 2019 respectively, against the net deferred tax assets. The increases in valuation allowance in 2020 and 2019 were offset partially by the valuation allowance release of $2.6 million and $5.6 million, respectively. The releases of valuation allowance were associated with our Israel operating subsidiary due to a reduced tax rate as a result of a local tax authority ruling.
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
At April 2, 2021, we held 101 issued U.S. patents and 47 issued foreign patents, and had 47 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue derived from customers outside of the U.S. for the three month ended April 2, 2021 and March 27, 2020 represented approximately 40% and 56% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1(i)	Cooperation Agreement, dated as of April 9, 2021, by and between Harmonic Inc. and Scopia Capital Management LP.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at April 2, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended April 2, 2021 and March 27, 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 2, 2021 and March 27, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 2, 2021 and March 27, 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2021 and March 27, 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

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
(i) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Sanjay Kalra
Sanjay Kalra
Chief Financial Officer
Date: May 7, 2021