Form 10-Q
period 2021-07-02
HARMONIC INC
filed 2021-08-06
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 2, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 2, 2021 was 101,805,695.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	July 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$115,177	$98,645
Accounts receivable, net	100,599	66,227
Inventories	43,031	35,031
Prepaid expenses and other current assets	42,314	38,132
Total current assets	301,121	238,035
Property and equipment, net	44,374	43,141
Operating lease right-of-use assets	30,175	27,556
Other non-current assets	33,322	39,117
Goodwill	242,248	243,674
Total assets	$651,240	$591,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,625	$23,543
Deferred revenue	68,392	54,294
Other debts, current	5,678	11,771
Operating lease liabilities, current	6,847	7,354
Other current liabilities	67,829	50,333
Total current liabilities	186,371	147,295
Convertible debt, non-current	132,575	129,507
Other debts, non-current	13,954	10,086
Operating lease liabilities, non-current	29,015	26,071
Other non-current liabilities	22,001	20,262
Total liabilities	383,916	333,221
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 101,794 and 98,204 shares issued and outstanding at July 2, 2021 and December 31, 2020, respectively	102	98
Additional paid-in capital	2,373,851	2,353,559
Accumulated deficit	(2,109,344)	(2,101,211)
Accumulated other comprehensive income	2,715	5,856
Total stockholders’ equity	267,324	258,302
Total liabilities and stockholders’ equity	$651,240	$591,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenue:
Appliance and integration	$78,598	$42,224	$158,574	$89,976
SaaS and service	34,850	31,770	66,450	62,435
Total net revenue	113,448	73,994	225,024	152,411
Cost of revenue:
Appliance and integration	40,365	22,784	82,984	49,071
SaaS and service	12,578	13,437	26,390	28,829
Total cost of revenue	52,943	36,221	109,374	77,900
Total gross profit	60,505	37,773	115,650	74,511
Operating expenses:
Research and development	24,783	19,498	48,311	41,621
Selling, general and administrative	33,586	27,005	68,497	58,223
Amortization of intangibles	—	742	507	1,512
Restructuring and related charges	—	82	43	758
Total operating expenses	58,369	47,327	117,358	102,114
Income (loss) from operations	2,136	(9,554)	(1,708)	(27,603)
Interest expense, net	(2,630)	(3,062)	(5,233)	(5,965)
Loss on convertible debt extinguishment	—	(834)	—	(834)
Other income (expense), net	(147)	(373)	872	(646)
Loss before income taxes	(641)	(13,823)	(6,069)	(35,048)
Provision for income taxes	1,368	1,578	2,064	2,307
Net loss	$(2,009)	$(15,401)	$(8,133)	$(37,355)

Net loss per share:
Basic and diluted	$(0.02)	$(0.16)	$(0.08)	$(0.39)
Shares used in per share calculation:
Basic and diluted	101,218	96,727	100,539	96,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net loss	$(2,009)	$(15,401)	$(8,133)	$(37,355)
Change in foreign currency translation adjustments	783	2,839	(2,930)	(280)
Other comprehensive income (loss) before tax	783	2,839	(2,930)	(280)
Provision for (benefit from) income taxes	(57)	(125)	211	31
Other comprehensive income (loss), net of tax	840	2,964	(3,141)	(311)
Total comprehensive loss	$(1,169)	$(12,437)	$(11,274)	$(37,666)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended July 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at April 2, 2021	100,993	$101	$2,365,129	$(2,107,335)	$1,875	$259,770
Net loss	—	—	—	(2,009)	—	(2,009)
Other comprehensive income, net of tax	—	—	—	—	840	840
Issuance of common stock under stock option, award and purchase plans	801	1	3,099	—	—	3,100
Stock-based compensation	—	—	4,059	—	—	4,059
Reclassification from mezzanine equity to equity for 2022 Notes	—	—	1,564	—	—	1,564
Balance at July 2, 2021	101,794	$102	$2,373,851	$(2,109,344)	$2,715	$267,324

	Three Months Ended June 26, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 27, 2020	96,566	$97	$2,336,459	$(2,093,894)	$(6,340)	$236,322
Net loss	—	—	—	(15,401)	—	(15,401)
Other comprehensive income, net of tax	—	—	—	—	2,964	2,964
Issuance of common stock under stock option, award and purchase plans	297	—	(220)	—	—	(220)
Stock-based compensation	—	—	3,495	—	—	3,495
Conversion feature of 2022 Notes	—	—	8,254	—	—	8,254
Conversion feature of exchanged portion of 2020 Notes	—	—	(6,909)	—	—	(6,909)
Reclassification from mezzanine equity to equity for 2020 Notes	—	—	1,777	—	—	1,777
Balance at June 26, 2020	96,863	$97	$2,342,856	$(2,109,295)	$(3,376)	$230,282

	Six Months Ended July 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302
Net loss	—	—	—	(8,133)	—	(8,133)
Other comprehensive loss, net of tax	—	—	—	—	(3,141)	(3,141)
Issuance of common stock under stock option, award and purchase plans	3,590	4	7,871	—	—	7,875
Stock-based compensation	—	—	12,421	—	—	12,421
Balance at July 2, 2021	101,794	$102	$2,373,851	$(2,109,344)	$2,715	$267,324

	Six Months Ended June 26, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(37,355)	—	(37,355)
Other comprehensive loss, net of tax	—	—	—	—	(311)	(311)
Issuance of common stock under stock option, award and purchase plans	2,575	3	1,948	—	—	1,951
Stock-based compensation	—	—	9,796	—	—	9,796
Conversion feature of 2022 Notes	—	—	8,254	—	—	8,254
Conversion feature of exchanged portion of 2020 Notes	—	—	(6,909)	—	—	(6,909)
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 2020 Notes	—	—	2,410	—	—	2,410
Balance at June 26, 2020	96,863	$97	$2,342,856	$(2,109,295)	$(3,376)	$230,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 2, 2021	June 26, 2020
Cash flows from operating activities:
Net loss	$(8,133)	$(37,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,164	5,535
Amortization of intangibles	507	2,462
Stock-based compensation	12,429	9,807
Amortization of convertible debt discount	3,093	3,785
Amortization of warrant	863	868
Foreign currency remeasurement	(1,897)	(89)
Loss on convertible debt extinguishment	—	834
Deferred income taxes	981	1,116
Provision for expected credit losses and returns	2,230	662
Provision for excess and obsolete inventories	1,004	723
Other adjustments	111	207
Changes in operating assets and liabilities:
Accounts receivable	(36,709)	13,024
Inventories	(8,825)	(4,032)
Other assets	882	19,182
Accounts payable	14,544	(14,963)
Deferred revenues	15,553	11,241
Other liabilities	15,642	(12,117)
Net cash provided by operating activities	18,439	890
Cash flows from investing activities:
Purchases of property and equipment	(7,685)	(20,753)
Net cash used in investing activities	(7,685)	(20,753)
Cash flows from financing activities:
Payment of convertible debt	—	(25)
Payment of convertible debt issuance costs	—	(35)
Proceeds from other debts	3,772	9,398
Repayment of other debts	(5,401)	(6,342)
Proceeds from common stock issued to employees	9,068	3,000
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,194)	(1,049)
Net cash provided by financing activities	6,245	4,947
Effect of exchange rate changes on cash and cash equivalents	(467)	(398)
Net increase (decrease) in cash and cash equivalents	16,532	(15,314)
Cash and cash equivalents at beginning of period	98,645	93,058
Cash and cash equivalents at end of period	$115,177	$77,744
Supplemental disclosures of cash flow information:
Income taxes, net of refunds	$975	$809
Interest payments	$2,060	$2,037
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,140	$5,000
Fair value of 2022 Notes used to settle 2020 Notes	$—	$44,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include the accounts of Harmonic Inc. and its controlled subsidiaries (collectively, “Harmonic” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for the three and six months period ended July 2, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2020 Form 10-K. There have been no significant changes to these policies during the six months ended July 2, 2021.
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

Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	July 2, 2021	December 31, 2020
Contract assets	$13,920	$9,800
Deferred revenue	$78,950	$63,533
Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
During the three months ended July 2, 2021 and June 26, 2020, the Company recognized revenue of $8.6 million and $8.7 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. During the six months ended July 2, 2021 and June 26, 2020, the Company recognized revenue of $39.2 million and $26.7 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year.
In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS® software under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of July 2, 2021, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations is $57.9 million, and the Company will recognize this revenue as the related performance obligations are delivered over the next 24 months.
Refer to Note 9, “Segment Information” for disaggregated revenue information.
NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Operating lease cost	$1,877	$2,015	$3,743	$4,683
Variable lease cost	518	710	1,027	1,502
Total lease cost	$2,395	$2,725	$4,770	$6,185
Supplemental information related to leases are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Cash payments	$1,919	$2,217	$3,757	$4,638
Right-of-use assets obtained in exchange for operating lease obligations	$5,476	$—	$5,476	$1,671

NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

	As of
(in thousands)	July 2, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable	$103,734	$68,295
Less: allowances for expected credit losses and sales returns	(3,135)	(2,068)
Total	$100,599	$66,227

	As of
(in thousands)	July 2, 2021	December 31, 2020
Inventories:
Raw materials	$5,718	$2,529
Work-in-process	2,974	1,689
Finished goods	25,869	22,777
Service-related spares	8,470	8,036
Total	$43,031	$35,031

	As of
(in thousands)	July 2, 2021	December 31, 2020
Prepaid expenses and other current assets:
Prepaid expenses	$11,217	$11,453
Contract assets	13,920	9,800
Other	17,177	16,879
Total	$42,314	$38,132

	As of
(in thousands)	July 2, 2021	December 31, 2020
Property and equipment, net:
Machinery and equipment	$75,084	$72,731
Capitalized software	38,122	37,141
Leasehold improvements	40,370	38,718
Furniture and fixtures	2,881	2,913
Construction-in-progress	2,927	2,209
Property and equipment, gross	159,384	153,712
Less: accumulated depreciation and amortization	(115,010)	(110,571)
Total	$44,374	$43,141

	As of
(in thousands)	July 2, 2021	December 31, 2020
Other current liabilities:
Accrued employee compensation and related expenses	$20,010	$23,131
Customers’ advances and deposits	24,504	3,385
Other	23,315	23,817
Total	$67,829	$50,333

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
The following table presents the components of the 2022 Notes:

	As of
(in thousands, except for years and percentages)	July 2, 2021	December 31, 2020
Liability component:
Principal amount	$37,707	$37,707
Less: Debt discount, net of amortization	(1,020)	(1,357)
Less: Debt issuance costs, net of amortization	(320)	(425)
Carrying amount	$36,367	$35,925
Remaining debt discount amortization period (years)	1.4	1.9
Effective interest rate on liability component	6.95%	6.95%
The following table presents interest expense recognized for the 2022 Notes:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Contractual interest expense	$412	$128	$824	$128
Amortization of debt discount	171	49	337	49
Amortization of debt issuance costs	53	15	105	15
Total interest expense recognized	$636	$192	$1,266	$192

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
Prior to the close of business on the business day immediately preceding June 1, 2024, the 2024 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on December 31, 2019, and only during such fiscal quarter, if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2024 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2024 Notes may convert all or any portion of their 2024 Notes regardless of the foregoing conditions.
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
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	July 2, 2021	December 31, 2020
Liability component:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	(16,982)	(19,294)
Less: Debt issuance costs, net of amortization	(2,310)	(2,624)
Carrying amount	$96,208	$93,582
Remaining debt discount amortization period (years)	3.2	3.7
Effective interest rate on liability component	7.95%	7.95%
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Contractual interest expense	$578	$578	$1,156	$1,156
Amortization of debt discount	1,166	1,077	2,312	2,134
Amortization of debt issuance costs	158	146	314	290
Total interest expense recognized	$1,902	$1,801	$3,782	$3,580

NOTE 7: FAIR VALUE MEASUREMENTS
The Company’s financial instruments not measured at fair value on a recurring basis were as follows:

	July 2, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2022 Notes	$36,367	$—	$59,577	$—	$35,925	$—	$54,204	$—
2024 Notes	$96,208	$—	$135,297	$—	$93,582	$—	$125,953	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.
NOTE 8: EARNINGS PER SHARE
The diluted net loss per share was the same as basic net loss per share for the three and six months ended July 2, 2021 and June 26, 2020, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for all periods presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the diluted net loss per share computation:

	Three Months ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Convertible debt	1,645	—	1,720	584
Stock options	839	1,558	1,015	1,677
Restricted stock units	2,961	2,963	2,895	2,931
Stock purchase rights under the ESPP	404	581	372	512
Total	5,849	5,102	6,002	5,704
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
The following table provides summary financial information by reportable segment:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Video
Revenue	$63,355	$47,453	$133,686	$101,825
Gross profit	37,571	26,024	76,345	53,931
Operating income (loss)	1,559	(4,237)	5,331	(10,504)
Cable Access
Revenue	$50,093	$26,541	$91,338	$50,586
Gross profit	23,538	12,128	40,946	22,542
Operating income (loss)	4,992	(878)	6,288	(4,143)
Total
Revenue	$113,448	$73,994	$225,024	$152,411
Gross profit	61,109	38,152	117,291	76,473
Operating income (loss)	$6,551	$(5,115)	$11,619	$(14,647)
A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated loss before income taxes:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Total consolidated segment operating income (loss)	$6,551	$(5,115)	$11,619	$(14,647)
Unallocated corporate expenses(1)	(382)	(84)	(389)	(687)
Stock-based compensation	(4,033)	(3,548)	(12,431)	(9,807)
Amortization of intangibles	—	(807)	(507)	(2,462)
Consolidated income (loss) from operations	2,136	(9,554)	(1,708)	(27,603)
Non-operating expense, net	(2,777)	(4,269)	(4,361)	(7,445)
Loss before income taxes	$(641)	$(13,823)	$(6,069)	$(35,048)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.
Geographic Information

	Three Months ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net revenue (1)
United States	$61,294	$35,223	$128,389	$69,626
Other countries	52,154	38,771	96,635	82,785
Total	$113,448	$73,994	$225,024	$152,411
(1)  Revenue is attributed to countries based on the location of the customer.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnification
The Company is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through July 2, 2021.
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
The worldwide spread of COVID-19 has resulted in public health responses in affected regions, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders, which have caused a global slowdown of economic activity and negatively impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators. In our Video segment, sales of video appliances and integration fell following the spread of COVID-19 as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed in the first half of 2020. In the second half of fiscal 2020 and the first half of 2021, we experienced an increase in sales activities, transactions and deployments in both business segments due to the loosening of certain COVID-19 restrictions, and customer adaptation to such restrictions. We expect that the COVID-19 pandemic may continue to have an impact on our results of operations. Refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for additional information.
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
Our critical accounting policies, judgments and estimates are disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the six months ended July 2, 2021.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Appliance and integration	78,598	$42,224	$36,374	86%	158,574	$89,976	$68,598	76%
as % of total net revenue	69%	57%			70%	59%
SaaS and service	34,850	31,770	3,080	10%	66,450	62,435	4,015	6%
as % of total net revenue	31%	43%			30%	41%
Total net revenue	$113,448	$73,994	$39,454	53%	$225,024	$152,411	$72,613	48%
Appliance and integration net revenue increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, due to an increase in our Video segment net revenue primarily reflecting the impact from the COVID-19 pandemic on results in fiscal 2020 and an increase in our Cable Access segment net revenue primarily driven by the increased penetration of our existing CableOS customers and addition of new CableOS customer deployments.
SaaS and service net revenue increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, due to addition of new SaaS customers and increasing maintenance and support service contracts.

Gross Profit

	Three Months ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Gross profit	$60,505	$37,773	$22,732	60%	$115,650	$74,511	$41,139	55%
as % of total net revenue (“gross margin”)	53%	51%	2%		51%	49%	3%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, primarily due to favorable product mix.
Research and Development Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Research and development	$24,783	$19,498	$5,285	27%	$48,311	$41,621	$6,690	16%
as % of total net revenue	22%	26%			21%	27%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French R&D tax credits.
Research and development expenses increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, primarily due to higher employee compensation costs as a result of headcount increases and higher stock-based compensation expense related to performance-based RSUs.
Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Selling, general and administrative	$33,586	$27,005	$6,581	24%	$68,497	$58,223	$10,274	18%
as % of total net revenue	30%	37%			30%	38%
Selling, general and administrative expenses increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, primarily due to higher employee compensation costs as a result of headcount increases and higher stock-based compensation expense related to performance-based RSUs.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Amortization of intangibles	$—	$742	$(742)	(100)%	$507	$1,512	$(1,005)	(66)%
as % of total net revenue	—%	1%			—%	1%
The amortization of intangibles expense decreased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, as all intangible assets became fully amortized.
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

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Cost of revenue	$382	$2	$380	19,000%	$346	$(71)	$417	(587)%
Operating expenses-Restructuring and related charges	—	82	(82)	(100)%	43	758	(715)	(94)%
Total restructuring and related charges	$382	$84	$298	355%	$389	$687	$(298)	(43)%
Restructuring and related charges increased in the three months ended July 2, 2021, compared to the corresponding period in 2020, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in the second quarter of fiscal 2021.
Restructuring and related charges decreased in the six months ended July 2, 2021, compared to the corresponding period in 2020, primarily due to lower severance and employee benefit costs recorded in conjunction with restructuring activities in first half of fiscal 2021.
Interest Expense, Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Interest expense, net	$(2,630)	$(3,062)	$432	(14)%	$(5,233)	$(5,965)	$732	(12)%
Interest expense, net decreased in the three and six months ended July 2, 2021 compared to the corresponding periods in 2020, primarily due to the repayment of the 2020 Notes in December 2020 upon their maturity.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Other income (expense), net	$(147)	$(373)	$226	(61)%	$872	$(646)	$1,518	(235)%
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchange rates of the Euro, British pound, Japanese yen and Israeli shekel. Change in other income (expense), net in the three and six months ended July 2, 2021 compared to the corresponding periods in 2020 was primarily due to foreign currency exchange gains resulting from the fluctuation of the Euro against the U.S. dollar during the first quarter of fiscal 2021.
Income Taxes

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Provision for income taxes	$1,368	$1,578	$(210)	(13)%	$2,064	$2,307	$(243)	(11)%
Our tax expense primarily consists of foreign income and withholding taxes which are materially consistent on quarterly basis. Provision for income taxes decreased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, primarily due to additional tax expense recognized during the second quarter of fiscal 2020 upon the filing of certain tax returns in some of our foreign jurisdictions.

Segment Financial Results

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 2, 2021	June 26, 2020	change		July 2, 2021	June 26, 2020	change
Video
Revenue	$63,355	$47,453	$15,902	34%	$133,686	$101,825	$31,861	31%
as % of total revenue	56%	64%	(8)%		59%	67%	(8)%
Gross profit	37,571	26,024	11,547	44%	76,345	53,931	22,414	42%
Gross margin %	59.3%	54.8%	4.5%		57.1%	53.0%	4.1%
Operating income (loss)	1,559	(4,237)	5,796	137%	5,331	(10,504)	15,835	151%
Operating margin %	2%	(9)%	11%		4%	(10)%	14%
Cable Access
Revenue	$50,093	$26,541	$23,552	89%	$91,338	$50,586	$40,752	81%
as % of total revenue	44%	36%	8%		41%	33%	8%
Gross profit	23,538	12,128	11,410		40,946	22,542	18,404	82%
Gross margin %	47.0%	45.7%	1.3%		44.8%	44.6%	0.2%
Operating income (loss)	4,992	(878)	5,870	669%	6,288	(4,143)	10,431	252%
Operating margin %	10%	(3)%	13%		7%	(8)%	15%
Total
Revenue	$113,448	$73,994	$39,454	53%	$225,024	$152,411	$72,613	48%
Gross profit	61,109	38,152	22,957	60%	117,291	76,473	40,818	53%
Operating income (loss)	6,551	(5,115)	11,666	228%	11,619	(14,647)	26,266	179%
A reconciliation of our total consolidated segment operating income (loss) to consolidated loss before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Total consolidated segment operating income (loss)	$6,551	$(5,115)	$11,619	$(14,647)
Unallocated corporate expenses (1)	(382)	(84)	(389)	(687)
Stock-based compensation	(4,033)	(3,548)	(12,431)	(9,807)
Amortization of intangibles	—	(807)	(507)	(2,462)
Income (loss) from operations	2,136	(9,554)	(1,708)	(27,603)
Non-operating expense, net	(2,777)	(4,269)	(4,361)	(7,445)
Loss before income taxes	$(641)	$(13,823)	$(6,069)	$(35,048)
(1) Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges, and certain other non-recurring charges, to the operating income (loss) for each segment because our management does not include this information in the measurement of the performance of the operating segments.
Video
Our Video segment net revenue increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, primarily due to an increase in Video appliance and integration revenue reflecting the impact from the COVID-19 pandemic on results of the corresponding periods in fiscal 2020. Video segment operating margin increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, primarily due to the increase in revenue partially offset by higher employee compensation costs as a result of headcount increases.
Cable Access
Our Cable Access segment net revenue increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, primarily driven by the increased penetration of our existing CableOS customers and addition of new CableOS customer deployments. Cable Access segment operating margin increased in the three and six months ended July 2, 2021, compared to the corresponding periods in 2020, primarily due to revenue growth partially offset by higher employee compensation costs as a result of headcount increases.

Liquidity and Capital Resources
As of July 2, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $115.2 million, accounts receivable, net, of $100.6 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A.
As of July 2, 2021, $76.3 million of the cash and cash equivalents balance was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
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
The table below sets forth selected cash flow data:

	Six Months Ended
(in thousands)	July 2, 2021	June 26, 2020
Net cash provided by (used in):
Operating activities	$18,439	$890
Investing activities	(7,685)	(20,753)
Financing activities	6,245	4,947
Effect of foreign exchange rate changes on cash and cash equivalents	(467)	(398)
Net increase (decrease) in cash and cash equivalents	$16,532	$(15,314)
Operating Activities
Net cash provided by operating activities increased $17.5 million in the six months ended July 2, 2021, compared to the corresponding period in 2020, primarily due to a decrease in net loss.
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
Investing Activities
Net cash used in investing activities decreased $13.1 million in the six months ended July 2, 2021, compared to the corresponding period in 2020, primarily due to higher purchases of property and equipment relating to the leasehold improvements of our new headquarters, which was under construction during fiscal 2020.
Financing Activities
Net cash provided by financing activities increased $1.3 million in the six months ended July 2, 2021, compared to the corresponding period in 2020, primarily due to higher proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of July 2, 2021.

Contractual Obligations
Future payments under contractual obligations as of July 2, 2021 are as follows:

	Payments due in
(in thousands)	Total	2021 (Remaining six months)	2022 and 2023	2024 and 2025	Thereafter
Convertible debt	$153,207	$—	$37,707	$115,500	$—
Operating leases (1)	47,165	3,983	13,144	12,032	18,006
Purchase commitments (2)	95,808	78,617	16,824	367	—
Other debts (3)	19,632	753	10,560	6,831	1,488
Interest on convertible debt	10,560	1,980	6,270	2,310	—
Other commitments (4)	1,971	653	1,245	73	—
Total	$328,343	$85,986	$85,750	$137,113	$19,494
(1) We lease facilities under operating leases expiring through September 2032. Certain of these leases provide for renewal options for periods ranging from one to five years in the normal course of business.
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

Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended July 2, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although most of our employees are working remotely due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in demand for our offerings or delays in purchasing decisions as a result of COVID-19, which generally occurred in the first half of 2020 and may occur in the future, including as a result of social distancing requirements and shelter-in-place orders limiting our ability to deploy our products, general economic uncertainty causing a number of businesses to delay or reduce costs, or supply chain disruptions.
•Delays in payments or defaults by our customers or if customers terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us.
•Challenges in establishing certain new customer relationships due to travel and meeting restrictions as a result of COVID-19; and
•Our modified business practices in response to the pandemic, such as having most of our employees work remotely, canceling all non-essential employee travel, and cancelling, postponing or holding virtually events and meetings. We may in the future be required to, or choose voluntarily to, take additional actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees, and we have begun the process of reopening certain of our locations. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively affect our business, our financial condition and operating results could be adversely affected.
While we have seen improvement in our markets in recent periods, we remain cautious given recent COVID-19 surges across the globe and the impact the pandemic continues to have on global supply chains and the pricing and availability of certain materials and components. The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences continue to be uncertain, dynamic and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our customers and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: government, business and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, prohibitions on, or voluntary cancellation of, large gatherings of people and social distancing requirements, and modified workplace activities); the impact of the pandemic and actions taken in response to local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; and the success of vaccination efforts and pace of recovery in the regions and countries where we conduct business, including the impact of any faltering or unsuccessful reopening of economic activity or subsequent outbreaks of COVID-19. As a result of the uncertainty and disrupted market conditions due to the COVID-19 pandemic, our business, operating results and financial condition has been and may continue to be adversely affected.

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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three and six months ended July 2, 2021 accounted for approximately 55% and 57% of our net revenue, respectively, compared to approximately 48% and 46% for the corresponding periods in 2020. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three and six months ended July 2, 2021, Comcast accounted for approximately 31% and 27% of our net revenue, respectively. During the three and six months ended June 26, 2020, Comcast accounted for approximately 19% and 18% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
As of July 2, 2021, we had 916 employees in our international operations, representing approximately 69% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of Thomson Video Networks (“TVN”) on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working from home following shelter-in-place orders, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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
As of July 2, 2021, we maintained facilities in Israel with a total of 226 employees, or approximately 17% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $115.2 million at July 2, 2021 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
As of July 2, 2021, we had approximately $242.2 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
At July 2, 2021, we held 105 issued U.S. patents and 47 issued foreign patents, and had 49 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue for the six months ended July 2, 2021 and June 26, 2020 derived from customers outside of the U.S. represented approximately 43% and 54% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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
Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our 2002 Employee Stock Purchase Plan, and in connection with grants of restricted stock units on an ongoing basis. To the extent we do not elect to pay solely cash upon conversion of our Notes, we will also be required to issue additional shares of common stock upon conversion. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.
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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at July 2, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2021 and June 26, 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 2, 2021 and June 26, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended July 2, 2021 and June 26, 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2021 and June 26, 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: August 6, 2021