Form 10-Q
period 2021-10-01
HARMONIC INC
filed 2021-11-05
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 1, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 1, 2021 was 102,568,369.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	October 1, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$128,434	$98,645
Accounts receivable, net	75,442	66,227
Inventories	51,856	35,031
Prepaid expenses and other current assets	35,443	38,132
Total current assets	291,175	238,035
Property and equipment, net	43,848	43,141
Operating lease right-of-use assets	29,216	27,556
Other non-current assets	38,325	39,117
Goodwill	241,302	243,674
Total assets	$643,866	$591,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$36,592	$—
Other debts, current	5,028	11,771
Accounts payable	32,352	23,543
Deferred revenue	58,106	54,294
Operating lease liabilities, current	6,698	7,354
Other current liabilities	64,963	50,333
Total current liabilities	203,739	147,295
Convertible debt, non-current	97,563	129,507
Other debts, non-current	13,538	10,086
Operating lease liabilities, non-current	28,049	26,071
Other non-current liabilities	26,181	20,262
Total liabilities	369,070	333,221
Commitments and contingencies (Note 10)
Convertible debt (Note 6)	1,115	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 102,549 and 98,204 shares issued and outstanding at October 1, 2021 and December 31, 2020, respectively	103	98
Additional paid-in capital	2,381,177	2,353,559
Accumulated deficit	(2,107,814)	(2,101,211)
Accumulated other comprehensive income	215	5,856
Total stockholders’ equity	273,681	258,302
Total liabilities and stockholders’ equity	$643,866	$591,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Revenue:
Appliance and integration	$91,853	$63,251	$250,427	$153,227
SaaS and service	34,468	31,641	100,918	94,076
Total net revenue	126,321	94,892	351,345	247,303
Cost of revenue:
Appliance and integration	47,326	32,082	130,310	81,153
SaaS and service	12,841	13,886	39,231	42,715
Total cost of revenue	60,167	45,968	169,541	123,868
Total gross profit	66,154	48,924	181,804	123,435
Operating expenses:
Research and development	26,552	20,206	74,863	61,827
Selling, general and administrative	34,231	28,773	102,728	86,996
Amortization of intangibles	—	752	507	2,264
Restructuring and related charges	—	814	43	1,572
Total operating expenses	60,783	50,545	178,141	152,659
Income (loss) from operations	5,371	(1,621)	3,663	(29,224)
Interest expense, net	(2,686)	(2,807)	(7,919)	(8,772)
Loss on convertible debt extinguishment	—	—	—	(834)
Other income (expense), net	(213)	(167)	659	(813)
Income (loss) before income taxes	2,472	(4,595)	(3,597)	(39,643)
Provision for income taxes	942	786	3,006	3,093
Net income (loss)	$1,530	$(5,381)	$(6,603)	$(42,736)

Net income (loss) per share:
Basic	$0.01	$(0.06)	$(0.07)	$(0.44)
Diluted	$0.01	$(0.06)	$(0.07)	$(0.44)
Shares used in per share calculation:
Basic	102,099	97,563	101,057	96,623
Diluted	106,421	97,563	101,057	96,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net income (loss)	$1,530	$(5,381)	$(6,603)	$(42,736)
Change in foreign currency translation adjustments	(2,372)	3,518	(5,302)	3,238
Other comprehensive income (loss) before tax	(2,372)	3,518	(5,302)	3,238
Provision for (benefit from) income taxes	128	(255)	339	(224)
Other comprehensive income (loss), net of tax	(2,500)	3,773	(5,641)	3,462
Total comprehensive loss	$(970)	$(1,608)	$(12,244)	$(39,274)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended October 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at July 2, 2021	101,794	$102	$2,373,851	$(2,109,344)	$2,715	$267,324
Net income	—	—	—	1,530	—	1,530
Other comprehensive loss, net of tax	—	—	—	—	(2,500)	(2,500)
Issuance of common stock under stock option, award and purchase plans	755	1	1,907	—	—	1,908
Stock-based compensation	—	—	6,534	—	—	6,534
Reclassification from equity to mezzanine equity for 2022 Notes	—	—	(1,115)	—	—	(1,115)
Balance at October 1, 2021	102,549	$103	$2,381,177	$(2,107,814)	$215	$273,681

	Three Months Ended September 25, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 26, 2020	96,863	$97	$2,342,856	$(2,109,295)	$(3,376)	$230,282
Net loss	—	—	—	(5,381)	—	(5,381)
Other comprehensive income, net of tax	—	—	—	—	3,773	3,773
Issuance of common stock under stock option, award and purchase plans	869	1	1,891	—	—	1,892
Stock-based compensation	—	—	3,972	—	—	3,972
Conversion feature of 2022 Notes	—	—	—	—	—	—
Reclassification from equity to mezzanine equity for 2020 Notes	—	—	(81)	—	—	(81)
Balance at September 25, 2020	97,732	$98	$2,348,638	$(2,114,676)	$397	$234,457

	Nine Months Ended October 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302
Net loss	—	—	—	(6,603)	—	(6,603)
Other comprehensive loss, net of tax	—	—	—	—	(5,641)	(5,641)
Issuance of common stock under stock option, award and purchase plans	4,345	5	9,778	—	—	9,783
Stock-based compensation	—	—	18,955	—	—	18,955
Reclassification from equity to mezzanine equity for 2022 Notes	—	$—	$(1,115)	$—	$—	$(1,115)
Balance at October 1, 2021	102,549	$103	$2,381,177	$(2,107,814)	$215	$273,681

	Nine Months Ended September 25, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(42,736)	—	(42,736)
Other comprehensive income, net of tax	—	—	—	—	3,462	3,462
Issuance of common stock under stock option, award and purchase plans	3,444	4	3,839	—	—	3,843
Stock-based compensation	—	—	13,768	—	—	13,768
Conversion feature of 2022 Notes	—	—	8,254	—	—	8,254
Conversion feature of exchanged portion of 2020 Notes	—	—	(6,909)	—	—	(6,909)
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 2020 Notes	—	—	2,329	—	—	2,329
Balance at September 25, 2020	97,732	$98	$2,348,638	$(2,114,676)	$397	$234,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	October 1, 2021	September 25, 2020
Cash flows from operating activities:
Net loss	$(6,603)	$(42,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,395	8,683
Amortization of intangibles	507	3,214
Stock-based compensation	18,863	13,737
Amortization of convertible debt discount	4,685	5,451
Amortization of warrant	1,302	1,307
Foreign currency remeasurement	(3,435)	2,537
Loss on convertible debt extinguishment	—	834
Deferred income taxes	1,268	1,527
Provision for expected credit losses and returns	3,049	1,966
Provision for excess and obsolete inventories	1,849	1,390
Other adjustments	215	177
Changes in operating assets and liabilities:
Accounts receivable	(12,470)	5,436
Inventories	(18,783)	(9,301)
Other assets	2,614	23,685
Accounts payable	10,144	(11,047)
Deferred revenues	9,978	6,066
Other liabilities	11,078	(15,345)
Net cash provided by (used in) operating activities	33,656	(2,419)
Cash flows from investing activities:
Purchases of property and equipment	(10,570)	(26,176)
Net cash used in investing activities	(10,570)	(26,176)
Cash flows from financing activities:
Payment of convertible debt	—	(25)
Payment of convertible debt issuance costs	—	(672)
Proceeds from other debts	3,861	9,398
Repayment of other debts	(6,070)	(6,342)
Proceeds from common stock issued to employees	11,401	5,227
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,619)	(1,384)
Net cash provided by financing activities	7,573	6,202
Effect of exchange rate changes on cash and cash equivalents	(870)	152
Net increase (decrease) in cash and cash equivalents	29,789	(22,241)
Cash and cash equivalents at beginning of period	98,645	93,058
Cash and cash equivalents at end of period	$128,434	$70,817
Supplemental disclosures of cash flow information:
Income taxes, net of refunds	$1,732	$(426)
Interest payments	$3,242	$3,216
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,055	$3,284
Fair value of 2022 Notes used to settle 2020 Notes	$—	$44,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include the accounts of Harmonic Inc. and its controlled subsidiaries (collectively, “Harmonic” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for the three and nine month periods ended October 1, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2020 Form 10-K. There have been no significant changes to these policies during the nine months ended October 1, 2021.
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	October 1, 2021	December 31, 2020
Contract assets	$11,688	$9,800
Deferred revenue	$73,267	$63,533
Contract assets and Deferred revenue (long-term) are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
During the three months ended October 1, 2021 and September 25, 2020, the Company recognized revenue of $8.2 million and $5.7 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. During the nine months ended October 1, 2021 and September 25, 2020, the Company recognized revenue of $47.3 million and $32.4 million, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year.
In July 2019, Comcast elected enterprise license pricing for the Company’s CableOS® software under certain existing commercial agreements between the Company and Comcast (the “CableOS software license agreement”), which also includes maintenance and support services, and material rights. As of October 1, 2021, the aggregate amount of the transaction price under this agreement allocated to the remaining performance obligations is $52.1 million, and the Company will recognize this revenue as the related performance obligations are delivered over the next 21 months.
Refer to Note 9, “Segment Information” for disaggregated revenue information.
NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Operating lease cost	$1,911	$1,873	$5,654	$6,556
Variable lease cost	467	681	1,494	2,183
Total lease cost	$2,378	$2,554	$7,148	$8,739
Supplemental information related to leases are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Cash payments	$1,987	$3,134	$5,744	$7,772
Right-of-use assets obtained in exchange for operating lease obligations	$194	$69	$5,670	$1,740

NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

	As of
(in thousands)	October 1, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable	$77,962	$68,295
Less: allowances for expected credit losses and sales returns	(2,520)	(2,068)
Total	$75,442	$66,227

	As of
(in thousands)	October 1, 2021	December 31, 2020
Inventories:
Raw materials	$12,105	$2,529
Work-in-process	2,945	1,689
Finished goods	28,761	22,777
Service-related spares	8,045	8,036
Total	$51,856	$35,031

	As of
(in thousands)	October 1, 2021	December 31, 2020
Prepaid expenses and other current assets:
Prepaid expenses	$9,900	$11,453
Contract assets	11,688	9,800
Other	13,855	16,879
Total	$35,443	$38,132

	As of
(in thousands)	October 1, 2021	December 31, 2020
Property and equipment, net:
Machinery and equipment	$76,357	$72,731
Capitalized software	38,107	37,141
Leasehold improvements	40,489	38,718
Furniture and fixtures	2,880	2,913
Construction-in-progress	3,150	2,209
Property and equipment, gross	160,983	153,712
Less: accumulated depreciation and amortization	(117,135)	(110,571)
Total	$43,848	$43,141

	As of
(in thousands)	October 1, 2021	December 31, 2020
Other current liabilities:
Accrued employee compensation and related expenses	$19,118	$23,131
Customers’ advances and deposits	22,534	3,385
Other	23,311	23,817
Total	$64,963	$50,333

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
The 2022 Notes are convertible into cash, shares of the Company’s common stock, par value $0.001 (“Common Stock”), or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of 2022 Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances as set forth in the 2022 Notes Indenture.
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
The following table presents the components of the 2022 Notes:

	As of
(in thousands, except for years and percentages)	October 1, 2021	December 31, 2020
Liability component:
Principal amount	$37,707	$37,707
Less: Debt discount, net of amortization	(849)	(1,357)
Less: Debt issuance costs, net of amortization	(266)	(425)
Carrying amount	$36,592	$35,925
Remaining debt discount amortization period (years)	1.2	1.9
Effective interest rate on liability component	6.95%	6.95%
The following table presents interest expense recognized for the 2022 Notes:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Contractual interest expense	$412	$412	$1,236	$540
Amortization of debt discount	171	161	508	210
Amortization of debt issuance costs	54	50	159	65
Total interest expense recognized	$637	$623	$1,903	$815

The 2022 Notes became convertible as of October 1, 2021, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on October 1, 2021 was greater than 130% of the conversion price of the 2022 Notes on each applicable trading day. As a result of the 2022 Notes becoming convertible for cash up to the principal amount of $37.7 million, the Company reclassified the unamortized debt discount for the 2022 Notes in the amount of $1.1 million from “Additional paid-in capital” to “Convertible Debt” in the mezzanine equity section in the Condensed Consolidated Balance Sheet as of October 1, 2021. Additionally, all $36.6 million of the net carrying amount of the liability component of the 2022 Notes outstanding as of October 1, 2021 was classified as a current liability as of that date.
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
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	October 1, 2021	December 31, 2020
Liability component:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	(15,789)	(19,294)
Less: Debt issuance costs, net of amortization	(2,148)	(2,624)
Carrying amount	$97,563	$93,582
Remaining debt discount amortization period (years)	2.9	3.7
Effective interest rate on liability component	7.95%	7.95%

The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Contractual interest expense	$578	$578	$1,734	$1,734
Amortization of debt discount	1,193	1,102	3,505	3,237
Amortization of debt issuance costs	162	153	476	443
Total interest expense recognized	$1,933	$1,833	$5,715	$5,414
NOTE 7: FAIR VALUE MEASUREMENTS
The Company’s financial instruments not measured at fair value on a recurring basis were as follows:

	October 1, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2022 Notes	$36,592	$—	$62,405	$—	$35,925	$—	$54,204	$—
2024 Notes	$97,563	$—	$140,720	$—	$93,582	$—	$125,953	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.
NOTE 8: EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months ended		Nine Months Ended
(in thousands, except per share amounts)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Numerator:
Net income (loss)	$1,530	$(5,381)	$(6,603)	$(42,736)
Denominator:
Weighted average number of shares outstanding:
Basic	102,099	97,563	101,057	96,623
Effect of dilutive securities:
Stock options, restricted stock units and ESPP	1,505	—	—	—
Convertible debt	2,817	—	—	—
Diluted	106,421	97,563	101,057	96,623
Net income (loss) per share:
Basic	$0.01	$(0.06)	$(0.07)	$(0.44)
Diluted	$0.01	$(0.06)	$(0.07)	$(0.44)
The diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 25, 2020 and nine months ended October 1, 2021, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for these periods. The following table sets forth the potential weighted common shares outstanding and anti-dilutive weighted shares that were excluded from the computation of basic and diluted net income (loss) per share:

	Three Months ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Convertible debt	—	—	2,085	390
Stock options	—	1,558	926	1,637
Restricted stock units	69	3,336	3,079	3,066
Stock purchase rights under the ESPP	—	525	381	516
Total	69	5,419	6,471	5,609

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
The following table provides summary financial information by reportable segment:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Video
Revenue	$68,729	$54,641	$202,415	$156,466
Gross profit	42,534	29,825	118,879	83,756
Operating income (loss)	7,904	(1,699)	13,235	(12,203)
Cable Access
Revenue	$57,592	$40,251	$148,930	$90,837
Gross profit	24,165	19,682	65,111	42,224
Operating income	3,903	5,876	10,191	1,733
Total
Revenue	$126,321	$94,892	$351,345	$247,303
Gross profit	66,699	49,507	183,990	125,980
Operating income (loss)	$11,807	$4,177	$23,426	$(10,470)
A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income (loss) before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Total consolidated segment operating income (loss)	$11,807	$4,177	$23,426	$(10,470)
Unallocated corporate expenses(1)	—	(1,116)	(389)	(1,803)
Stock-based compensation	(6,436)	(3,930)	(18,867)	(13,737)
Amortization of intangibles	—	(752)	(507)	(3,214)
Consolidated income (loss) from operations	5,371	(1,621)	3,663	(29,224)
Non-operating expense, net	(2,899)	(2,974)	(7,260)	(10,419)
Income (loss) before income taxes	$2,472	$(4,595)	$(3,597)	$(39,643)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.
Geographic Information

	Three Months ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net revenue (1)
United States	$64,451	$44,933	$192,840	$114,559
Other countries	61,870	49,959	158,505	132,744
Total	$126,321	$94,892	$351,345	$247,303
(1)  Revenue is attributed to countries based on the location of the customer.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnification
The Company is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through October 1, 2021.
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
The worldwide spread of COVID-19 has resulted in public health responses in affected regions, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders, which have caused a global slowdown of economic activity and negatively impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators. In our Video segment, sales of video appliances and integration fell following the spread of COVID-19 as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed in the first half of 2020. In the second half of fiscal 2020 and the first nine months of 2021, we experienced an increase in sales activities, transactions and deployments in both business segments due to the loosening of certain COVID-19 restrictions, and customer adaptation to such restrictions. We expect that the COVID-19 pandemic may continue to have an impact on our business and results of operations, including from supply chain disruptions and component shortages, and increased costs relating to freight and shipping and securing timely and sufficient supply of certain product components. Refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for additional information.
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
Our critical accounting policies, judgments and estimates are disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the nine months ended October 1, 2021.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Appliance and integration	91,853	$63,251	$28,602	45%	250,427	$153,227	$97,200	63%
as % of total net revenue	73%	67%			71%	62%
SaaS and service	34,468	31,641	2,827	9%	100,918	94,076	6,842	7%
as % of total net revenue	27%	33%			29%	38%
Total net revenue	$126,321	$94,892	$31,429	33%	$351,345	$247,303	$104,042	42%
Appliance and integration net revenue increased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, due to an increase in our Video segment net revenue primarily reflecting the impact from the COVID-19 pandemic on results in fiscal 2020 and an increase in our Cable Access segment net revenue primarily driven by the increased penetration of our existing CableOS customers and addition of new CableOS customer deployments.
SaaS and service net revenue increased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, due to addition of new SaaS customers and increasing maintenance and support service contracts.

Gross Profit

	Three Months ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	June 26, 2020	Change		October 1, 2021	September 25, 2020	Change
Gross profit	$66,154	$48,924	$17,230	35%	$181,804	$123,435	$58,369	47%
as % of total net revenue (“gross margin”)	52%	52%	—%		52%	50%	2%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin was flat in the three months ended October 1, 2021, compared to the corresponding period in 2020. Our gross margin increased in the nine months ended October 1, 2021, compared to the corresponding period in 2020, primarily due to favorable product mix.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Research and development	$26,552	$20,206	$6,346	31%	$74,863	$61,827	$13,036	21%
as % of total net revenue	21%	21%			21%	25%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French R&D tax credits.
Research and development expenses increased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, primarily due to higher employee compensation costs as a result of headcount increases and higher stock-based compensation expense related to performance-based RSUs.
Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Selling, general and administrative	$34,231	$28,773	$5,458	19%	$102,728	$86,996	$15,732	18%
as % of total net revenue	27%	30%			29%	35%
Selling, general and administrative expenses increased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, primarily due to higher employee compensation costs as a result of headcount increases and higher stock-based compensation expense related to performance-based RSUs.
Amortization of Intangibles

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Amortization of intangibles	$—	$752	$(752)	(100)%	$507	$2,264	$(1,757)	(78)%
as % of total net revenue	—%	1%			—%	1%
The amortization of intangibles expense decreased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, as all intangible assets became fully amortized.

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

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Cost of revenue	$—	$302	$(302)	(100)%	$346	$231	$115	50%
Operating expenses-Restructuring and related charges	—	814	(814)	(100)%	43	1,572	(1,529)	(97)%
Total restructuring and related charges	$—	$1,116	$(1,116)	(100)%	$389	$1,803	$(1,414)	(78)%
Restructuring and related charges decreased in the three months ended October 1, 2021, compared to the corresponding period in 2020, as there were no restructuring activities implemented in the third quarter of fiscal 2021.
Restructuring and related charges decreased in the nine months ended October 1, 2021, compared to the corresponding period in 2020, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in fiscal 2020.
Interest Expense, Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Interest expense, net	$(2,686)	$(2,807)	$121	(4)%	$(7,919)	$(8,772)	$853	(10)%
Interest expense, net decreased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, primarily due to the repayment of the 2020 Notes in December 2020 upon their maturity.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Other income (expense), net	$(213)	$(167)	$(46)	28%	$659	$(813)	$1,472	(181)%
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchange rates of the Euro, British pound, Japanese yen and Israeli shekel. Change in other income (expense), net in the nine months ended October 1, 2021, compared to the corresponding period in 2020, was primarily due to foreign currency exchange gains resulting from the fluctuation of the Euro against the U.S. dollar during the first quarter of fiscal 2021. Change in other income (expense), net in the three months ended October 1, 2021, compared to the corresponding period in 2020, was insignificant.

Income Taxes

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Provision for income taxes	$942	$786	$156	20%	$3,006	$3,093	$(87)	(3)%
Our tax expense primarily consists of foreign income and withholding taxes which are materially consistent on quarterly basis. Provision for income taxes increased in the three months ended October 1, 2021, compared to the corresponding period in 2020, primarily due to additional tax expense recognized during the third quarter of fiscal 2021 upon the filing of certain tax returns in some of our foreign jurisdictions. Change in provision for income taxes in the nine months ended October 1, 2021, compared to the corresponding period in 2020, was insignificant.
Segment Financial Results

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 1, 2021	September 25, 2020	Change		October 1, 2021	September 25, 2020	Change
Video
Revenue	$68,729	$54,641	$14,088	26%	$202,415	$156,466	$45,949	29%
as % of total revenue	54%	58%	(4)%		58%	63%	(5)%
Gross profit	42,534	29,825	12,709	43%	118,879	83,756	35,123	42%
Gross margin %	61.9%	54.6%	7.3%		58.7%	53.5%	5.2%
Operating income (loss)	7,904	(1,699)	9,603	565%	13,235	(12,203)	25,438	208%
Operating margin %	12%	(3)%	15%		7%	(8)%	15%
Cable Access
Revenue	$57,592	$40,251	$17,341	43%	$148,930	$90,837	$58,093	64%
as % of total revenue	46%	42%	4%		42%	37%	5%
Gross profit	24,165	19,682	4,483	23%	65,111	42,224	22,887	54%
Gross margin %	42.0%	48.9%	(6.9)%		43.7%	46.5%	(2.8)%
Operating income	3,903	5,876	(1,973)	34%	10,191	1,733	8,458	488%
Operating margin %	7%	15%	(8)%		7%	2%	5%
Total
Revenue	$126,321	$94,892	$31,429	33%	$351,345	$247,303	$104,042	42%
Gross profit	66,699	49,507	17,192	35%	183,990	125,980	58,010	46%
Operating income (loss)	11,807	4,177	7,630	183%	23,426	(10,470)	33,896	324%
A reconciliation of our total consolidated segment operating income (loss) to consolidated income (loss) before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Total consolidated segment operating income (loss)	$11,807	$4,177	$23,426	$(10,470)
Unallocated corporate expenses (1)	—	(1,116)	(389)	(1,803)
Stock-based compensation	(6,436)	(3,930)	(18,867)	(13,737)
Amortization of intangibles	—	(752)	(507)	(3,214)
Income (loss) from operations	5,371	(1,621)	3,663	(29,224)
Non-operating expense, net	(2,899)	(2,974)	(7,260)	(10,419)
Loss before income taxes	$2,472	$(4,595)	$(3,597)	$(39,643)
(1) Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges, and certain other non-recurring charges, to the operating income (loss) for each segment because our management does not include this information in the measurement of the performance of the operating segments.

Video
Our Video segment net revenue increased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, primarily due to an increase in Video appliance and integration revenue reflecting the impact from the COVID-19 pandemic on results of the corresponding periods in fiscal 2020. Video segment operating margin increased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, primarily due to the increase in revenue partially offset by higher employee compensation costs as a result of headcount increases.
Cable Access
Our Cable Access segment net revenue increased in the three and nine months ended October 1, 2021, compared to the corresponding periods in 2020, primarily driven by the increased penetration of our existing CableOS customers and addition of new CableOS customer deployments. Cable Access segment operating margin decreased in the three months ended October 1, 2021, compared to the corresponding period in 2020, primarily due to change in product mix and increased costs related to freight and shipping. Cable Access segment operating margin increased in the nine months ended October 1, 2021, compared to the corresponding period in 2020, primarily due to revenue growth partially offset by higher employee compensation costs as a result of headcount increases.
Liquidity and Capital Resources
As of October 1, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $128.4 million, accounts receivable, net, of $75.4 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A.
As of October 1, 2021, $83.0 million of the cash and cash equivalents balance was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
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
The table below sets forth selected cash flow data:

	Nine Months Ended
(in thousands)	October 1, 2021	September 25, 2020
Net cash provided by (used in):
Operating activities	$33,656	$(2,419)
Investing activities	(10,570)	(26,176)
Financing activities	7,573	6,202
Effect of foreign exchange rate changes on cash and cash equivalents	(870)	152
Net increase (decrease) in cash and cash equivalents	$29,789	$(22,241)

Operating Activities
Net cash provided by operating activities increased $36.1 million in the nine months ended October 1, 2021, compared to the corresponding period in 2020, primarily due to a decrease in net loss.
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
Investing Activities
Net cash used in investing activities decreased $15.6 million in the nine months ended October 1, 2021, compared to the corresponding period in 2020, primarily due to higher purchases of property and equipment relating to the leasehold improvements of our new headquarters, which was under construction during fiscal 2020.
Financing Activities
Net cash provided by financing activities increased $1.4 million in the nine months ended October 1, 2021, compared to the corresponding period in 2020, primarily due to higher proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of October 1, 2021.
Contractual Obligations
Future payments under contractual obligations as of October 1, 2021 are as follows:

	Payments due in
(in thousands)	Total	2021 (Remaining three months)	2022 and 2023	2024 and 2025	Thereafter
Convertible debt	$153,207	$—	$37,707	$115,500	$—
Operating leases (1)	44,898	1,907	13,102	12,025	17,864
Purchase commitments (2)	132,517	59,922	72,170	425	—
Other debts (3)	18,566	103	10,215	6,790	1,458
Interest on convertible debt	9,405	825	6,270	2,310	—
Other commitments (4)	2,227	349	1,703	175	—
Total	$360,820	$63,106	$141,167	$137,225	$19,322
(1)We lease facilities under operating leases expiring through September 2032. Certain of these leases provide for renewal options for periods ranging from one to five years in the normal course of business.
(2)Includes commitments to purchase inventory and property, plant and equipment. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to purchase inventory and services based upon criteria defined by the Company.
(3)Includes financing from French government agencies related to various government incentive programs and the COVID-19 pandemic relief program loans in France.
(4)Primarily includes payments associated with lease arrangements with an initial term of twelve months or less.

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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended October 1, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although most of our employees are working remotely due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS
Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in demand for our offerings or delays in purchasing decisions as a result of COVID-19, which generally occurred in the first half of 2020 and may occur in the future, including as a result of social distancing requirements and shelter-in-place orders limiting our ability to deploy our products, general economic uncertainty causing a number of businesses to delay or reduce costs;
•Supply chain disruptions and component shortages, and increased costs relating to freight and shipping and securing timely and sufficient supply of certain product components;
•Delays in payments or defaults by our customers or if customers terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us;
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three and nine months ended October 1, 2021 accounted for approximately 59% and 56% of our net revenue, respectively, compared to 54% and 47% for the corresponding periods in 2020. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three and nine months ended October 1, 2021, Comcast accounted for approximately 23% and 25% of our net revenue, respectively. During the three and nine months ended September 25, 2020, Comcast accounted for approximately 20% and 19% of our net revenue, and Vodafone accounted for 12% and 10% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the global economic uncertainty caused by the COVID-19 pandemic and government and business responses thereto as well as related supply chain and labor shortage issues;
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
As of October 1, 2021, we had 874 employees in our international operations, representing approximately 70% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of Thomson Video Networks (“TVN”) on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working from home following shelter-in-place orders, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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
As of October 1, 2021, we maintained facilities in Israel with a total of 221 employees, or approximately 18% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $128.4 million at October 1, 2021 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
As of October 1, 2021, we had approximately $241.3 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
At October 1, 2021, we held 106 issued U.S. patents and 47 issued foreign patents, and had 50 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue for the nine months ended October 1, 2021 and September 25, 2020 derived from customers outside of the U.S. represented approximately 45% and 54% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at October 1, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2021 and September 25, 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 1, 2021 and September 25, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended October 1, 2021 and September 25, 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2021 and September 25, 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: November 5, 2021