Form 10-K
period 2021-12-31
HARMONIC INC
filed 2022-02-28
CIK 851310

2021 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the reported closing sale price of the Common Stock on The NASDAQ Global Select Market on July 2, 2021, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $375.1 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2022, there were 103,736,660 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.
FORM 10-K

Forward Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•the impact of the COVID-19 pandemic, and related responses of businesses and governments to the pandemic, on our operations, supply chain and personnel, on commercial activity in the markets in which we operate and worldwide and regional economies, and on our results of operations;
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
•concentration of revenue sources;
•expectations regarding our Cable Access and Video solutions;
•potential future acquisitions and dispositions;
•anticipated results of potential or actual litigation;
•our competitive environment;
•the impact of our restructuring plans;
•the impact of conflict between the Russian Federation and Ukraine on our operations;
•the impact of governmental regulations, including with respect to tariffs and economic sanctions;
•anticipated revenue and expenses, including the sources of such revenue and expenses;
•expected impacts of changes in accounting rules;
•expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;
•expectations and estimates related to goodwill and intangible assets and their associated carrying value; and
•use of cash, cash needs and ability to raise capital, including repaying the Notes and expectations regarding stock repurchases.
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

Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
•We face risks associated with having outsourced engineering resources located in Ukraine; and
•We rely on resellers, value-added resellers and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage our relationships with these customers or the processes and procedures that support them could adversely affect our business.

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
Across our two business segments, we derived approximately 66% of our revenue from the Americas in 2021. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for 25% and 9% of our 2021 revenue, respectively.
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

•Demand for Targeted Advertising. Streaming technology makes it possible for streaming platforms to insert personalized targeted advertisements into video streams to consumers. This capability is highly sought after by advertisers and results in significantly higher advertising revenue for video streaming service providers. With streaming viewership continuing to grow rapidly, we believe targeted ad insertion will become a foundational pillar of the video industry in the coming years.

•Streaming of Live Events. In contrast to the constraints of traditional linear broadcast channels, there is effectively no limit to the number of live events that can be streamed or the audience reach of streamed events. Consequently, we believe the number of live events globally that will be streamed to consumers will continue to grow for the foreseeable future.

•Demand for High Quality Video. High quality video for both traditional broadcast television and streaming continues to be an important factor for consumers. Compression technologies such as High Efficiency Video Compression (HEVC) or advances in H.264/AVC codecs, as well as increasing requirements for HDR encoding, will continue to remain a high priority for both broadcast and streaming providers.

•Decline in Broadcast Viewing. Broadcast television viewership will continue to decline as the growth in streaming accelerates. We believe this transition will cause traditional Pay-TV service providers and broadcasters to focus their investments on (i) providing streaming services and (ii) reducing the operational complexities and cost of broadcast television.

In response to these trends, our customers are:
•expanding their streaming offerings with video-on-demand (VOD) programming, live events and/or linear TV bundles to reach a larger and more global audience;
•utilizing streaming technologies to expand monetization opportunities with personalized and targeted ad insertion;
•continuing to enhance and differentiate their content offerings, consolidate to achieve greater economies of scale and subscriber concentration, and acquire other companies to expand their content libraries and capabilities to develop original content; and
•improving the efficiency and utilization of legacy infrastructure to minimize operational and staffing needs and costs by migrating services to public cloud SaaS or upgrading on-premise equipment with the latest generation of highly dense and functionally rich technologies.
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
Streaming
•We believe media companies of all sizes will invest heavily in streaming services for the foreseeable future, whether for linear TV, live events or a range of VOD offerings, and that these offerings will be enhanced to include personal and targeted advertisements to increase monetization potential. We believe many of these streaming offerings will be launched by new entrants into the space, in addition to those launched by traditional media companies who have a history and brand in broadcast television.
Service Providers
•Wireline Operators. Cable and telco operators continue to focus on various initiatives to improve and differentiate their service offerings from competing service providers, including bundled digital video, voice and high-speed data services; expansion of streaming service offerings to include linear TV, live events and VOD; upgraded consumer-facing applications; and capacity enhancement of high-speed data services.
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
•Virtualization. We believe cable operators are moving toward more software-driven architectures, which is central to our Cable Access business and product strategy. Virtualized software solutions that are decoupled from underlying hardware and run on commercial-off-the-shelf (COTS) servers and/or cloud-native architectures allow for significantly increased efficiencies, upgradability, configuration flexibility, service agility and scalability not feasible with hardware-centric approaches. We believe a software-based cable access solution can significantly reduce cable operator facility costs, especially costs related to physical space and power consumption, and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.
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
SaaS platforms. Our VOS360 SaaS platforms provide both streaming and channel origination and distribution services in a public cloud environment that is fully managed and operated by our 24/7 DevOps teams. Our SaaS solutions enable the packaging and delivery of high-quality streaming services, including live streaming, VOD, catch-up TV, start-over TV, network-DVR and cloud-DVR services through HTTP streaming to any device, along with dynamic and personal ad insertion. In addition, our VOS360 SaaS platforms enable the transformation of traditional broadcast video workflows into cloud-based workflows, resulting in more efficient and leaner operations for our customers. We continue to see an increasing number of customers seeking to leverage the inherent commercial, operational and infrastructure flexibility offered by our VOS360 SaaS platforms. We also provide an on-premise SaaS offering with our VOS cloud-native software solution for customers seeking to deploy a cloud-like architecture in a private data center.
Cable Access Products and Solutions
Software-Based Cable Access Solution. As demand continues to rapidly grow for high-speed broadband services such as streaming, VOD, time-shift TV and cloud DVR, we believe we can help cable operators take advantage of this opportunity with our CableOS software-based cable access solution, an end-to-end cable access solution consisting of virtualized cloud-native software elements that orchestrate and connect with a variety of Harmonic and third-party indoor and outdoor hardware devices. We believe our CableOS solution delivers unprecedented scalability, agility and cost savings, and enables our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 data, video and voice services. We believe our solution resolves space and power constraints in cable operator facilities, significantly reduces dependence on hardware upgrade cycles, and reduces total cost of ownership. Our CableOS solution can be deployed based on a centralized, distributed access or hybrid architecture.
CableOS Central Cloud Services. Our CableOS Central Cloud Services is a value-add subscription service for CableOS customers that bundles three elements: (i) 24x7 technical support, (ii) a dedicated customer success team focused on customer satisfaction and retention, and (iii) a CableOS Central Suite SaaS that enhances and simplifies the deployment, monitoring, operation and maintenance of the CableOS solution.
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

Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, listed alphabetically, based, in part, on revenue during 2021.

United States	International
AT&T	Access Communications
Charter Communications	America Movil Peru
Comcast	EVS Broadcast
Cox Communications	Groupe Canal
Dish Network	Irdeto BV
Heartland Video Systems	Millicom
Intelsat	Netorium
Scripps Media	NYL Electronica
SES	Tele2 Sverige AB
Turner Broadcasting	Vodafone
Sales to our 10 largest customers in 2021, 2020 and 2019 accounted for approximately 58%, 51% and 49% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2021, 2020 and 2019, Comcast accounted for 26%, 20% and 23% of our net revenue, respectively. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
Sales and Marketing
In the United States and internationally, we sell our products through our own direct sales force, as well as through independent resellers and systems integrators. Our direct sales team is organized geographically and by major customers and markets to support customer requirements. Our principal sales offices outside of the United States are located in Europe and Asia, and we have support staff in Switzerland and France to support our international customers and operations. Our international resellers are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory after receiving training from us.
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

Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. (“Plexus”) to act as our primary contract manufacturer. Plexus accounts for the majority of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2022. We do not generally maintain long-term agreements with any of our contract manufacturers.
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
Intellectual Property
As of December 31, 2021, we held 110 issued U.S. patents and 46 issued foreign patents and had 49 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of unfilled firm purchase orders by our customers which have not been completed. Approximately 80% to 90% of our backlog and deferred revenue is projected to be converted to revenue within a rolling one-year period. As of December 31, 2021 and 2020, we had backlog, including deferred revenue, of $441.0 million and $290.5 million, respectively. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in spending by our customers or changes in specific customer requirements. In addition, due to annual budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
Competition
The markets in which our Video and Cable Access businesses operate are extremely competitive and have been characterized by rapid technological change and declining average selling prices in the past. The principal competitive factors in these markets include product performance, functionality and features, reliability, pricing, breadth of product offerings, brand recognition and awareness, sales and distribution capabilities, technical operations, support and services, and customer relationships with our customers. We believe that we compete favorably in each of these categories.

Our competitors in our Video appliance business include ATEME, MediaKind, Synamedia, Grass Valley, Evertz Microsystems, CommScope and Imagine Communications. Our competitors in our Video SaaS business include Amazon Web Services (AWS), Kaltura, iStreamPlanet, Brightcove and Edgecast.
Our competitors in our Cable Access business include CommScope, Casa Systems, Cisco Systems, Vecima Networks and Calix.
Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2021, 2020 and 2019 were approximately $102.2 million, $82.5 million and $84.6 million, respectively. Research and development expenses as a percentage of revenue in 2021, 2020 and 2019 were approximately 20%, 22% and 21%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon and New Jersey), France, Israel and Hong Kong. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and India.
Our research and development program is primarily focused on developing new products and solutions, and adding new features and other improvements to existing products and solutions. Our development strategy is to identify features and capabilities in our core software appliances and SaaS platforms that are, or are expected to be, needed by our customers. For our Video business segment, our current research and development efforts are focused on enhancing our streaming capabilities, expanding our targeted advertising technologies, and improving the efficiency and flexibility of broadcast workflows for our traditional appliances and within our SaaS platform. With respect to our Cable Access business segment, our major research and development efforts are focused on cable access solutions for both video and data, particularly the ongoing development of our centralized and distributed CableOS software-based cable access solutions.
Our success in designing, developing, manufacturing and selling new or enhanced products and solutions will depend on a variety of factors, including the identification of market demand for new products and solutions, product selection, timely product design and development, product performance, effective manufacturing and assembly processes, and sales and marketing. Because of the complexity inherent in such research and development efforts, we cannot assure you that we will successfully develop new products and solutions, or that new products and solutions developed by us will achieve market acceptance. Our failure to successfully develop and introduce new products and solutions would materially and adversely affect our business, operating results, financial condition and cash flows.
Human Capital Resources
As of December 31, 2021, we employed a total of 1,267 full time employees, including 490 in research and development, 243 in sales, 271 in service and support, 60 in operations, 87 in marketing (corporate and product) and 116 in a general and administrative capacity. Of those employees, 405 were located in the United States and Canada, and 862 employees were located outside of North America in 25 countries in Central and South America, the Middle East and Africa, Europe and the Asia Pacific region. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in France are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Competition for qualified personnel in the technology space is intense, and we believe that our future success largely depends upon our continued ability to attract, develop and retain highly skilled individuals across the globe. We believe we offer competitive compensation (including salary, incentive bonus and equity awards) and comprehensive benefits packages in each of our locations around the globe. We aim to create an environment in which our employees can develop and grow, and be recognized for their achievements. We offer training, development and on-demand learning programs to support continuous learning and cultivate talent throughout the company, and promote opportunities for internal mobility and recruitment across functions and geographies. We offer rewards and recognition programs, including spot awards to recognize employee contributions, patent incentive awards, and various functional recognition awards. We regularly conduct employee surveys to gauge employee engagement and satisfaction, and we use the views expressed in the surveys to influence our people strategy and policies.

As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion, where all employees are respected regardless of gender, race, color, national origin, ancestry, citizenship, religion, age, physical or mental disability, medical condition, genetic information, pregnancy, sexual orientation, gender identity or gender expression, veteran status, or marital status. We are focused on understanding our diversity, equity and inclusion (DEI) opportunities and executing on a strategy to support further progress. We support regional employee-led DEI groups that promote and drive various volunteering initiatives aimed at assisting underrepresented and disadvantaged populations in the communities where we operate, as well as internal awareness and educational campaigns on DEI-related topics. We continue to focus on building a pipeline for talent to create more opportunities for workplace gender and other diversity and to support greater representation within the company.
Available Information
Our website is located at www.harmonicinc.com, and our investor relations website is located at investor.harmonicinc.com. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the SEC). The SEC also maintains a website that contains our SEC filings at www.sec.gov.
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, and our investor relations web site (investor.harmonicinc.com) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Except as expressly set forth in this Annual Report on Form 10-K, the contents of our web site are not incorporated by reference into, or otherwise to be regarded as part of, this report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in demand for our offerings or delays in purchasing decisions as a result of the initial COVID-19 outbreak, which generally occurred in the first half of 2020 and may occur in the future, including as a result of social distancing requirements and shelter-in-place orders limiting our ability to deploy our products, and general economic uncertainty causing a number of businesses to delay or reduce costs;
•Supply chain disruptions and component shortages, exacerbated by overall increased demand for such components, and increased costs related to freight and shipping and securing timely and sufficient supply of certain product components;
•Delays in payments or defaults by our customers or if customers terminate their relationships with us or do not renew their agreements on economic or other terms that are favorable to us;
•Challenges in establishing certain new customer relationships due to travel and meeting restrictions as a result of COVID-19; and
•Our modified business practices in response to the pandemic, such as having most of our employees work remotely, canceling all non-essential employee travel, and cancelling, postponing or holding virtually events and meetings. We may in the future be required to, or choose voluntarily to, take additional actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees; we have been and will continue to be flexible in allowing or limiting access to our various office locations based on local conditions. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively affect our business, our financial condition and operating results could be adversely affected.
While we have seen improvements in our markets in recent periods, we remain cautious given recent COVID-19 surges across the globe and the impact the pandemic continues to have on global supply chains and the pricing and availability of certain materials and components. The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences continue to be uncertain, dynamic and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our customers and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: government, business and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, prohibitions on, or voluntary cancellation of, large gatherings of people and social distancing requirements, and modified workplace activities); the impact of the pandemic and actions taken in response to local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; and the success of vaccination efforts and pace of recovery in the regions and countries where we conduct business, including the impact of any faltering or unsuccessful reopening of economic activity or subsequent outbreaks of COVID-19. As a result of the uncertainty and disrupted market conditions due to the COVID-19 pandemic, our business, operating results and financial condition has been and may continue to be adversely affected.

We depend on cable, satellite and telco, and broadcast and media industry spending for our revenue and any material decrease or delay in spending in any of these industries would negatively impact our operating results, financial condition and cash flows.
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, in recent years, streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including the impact of the COVID-19 pandemic and government and business responses thereto on the global economy and regional economies;
•access to financing;
•annual budget cycles of customers in each of the industries we serve;
•the impact of industry consolidation;
•customers suspending, reducing or shifting spending due to: (i) new video or cable industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions, and (iii) new products and solutions, such as products and services based on our VOS software platform or our CableOS software-based cable access solutions;
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
•weak or uncertain economic and financial conditions in the United States or one or more international markets;
•uncertainty related to development of industry technology;
•delays in evaluations of new services, new standards and systems architectures by certain customers;
•emphasis by certain of our customers on generating revenue from existing subscribers or end-customers, rather than from new subscribers or end-customers, through construction, expansion or upgrades;
•a reduction in the amount of capital available to finance projects of our customers and potential customers;
•proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;
•completion of a new system or significant expansion or upgrade to a system; and
•bankruptcies and financial restructuring of major customers.

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, such as the ongoing COVID-19 pandemic, and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the fiscal years ended December 31, 2021, 2020 and 2019 accounted for approximately 58%, 51% and 49% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
In the fiscal years ended December 31, 2021, 2020 and 2019, Comcast accounted for 26%, 20% and 23% of our net revenue, respectively. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
All of the markets we address are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must continually design, develop, manufacture and sell new or enhanced products and solutions that provide increasingly higher levels of performance and reliability and meet our customers’ changing needs. However, we may not be successful in those efforts if, among other things, our products and solutions:
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
Our competitors in our Video appliance business include ATEME, MediaKind, Synamedia, Grass Valley, Evertz Microsystems, CommScope and Imagine Communications. Our competitors in our Video SaaS business include Amazon Web Services (“AWS”), Kaltura, iStreamPlanet, Brightcove and Edgecast. Our competitors in our Cable Access business include CommScope, Casa Systems and Cisco Systems, Vecima Networks and Calix.
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
•continued adoption of public cloud SaaS platforms to stream video content to consumers, as well as for broadcast infrastructure workflows;
•continued growth in targeted advertising as a key revenue source for video streaming service providers;

•the pace of adoption and deployment of high-bandwidth technology, such as DOCSIS 3.x, DOCSIS 4.0, next generation LTE and fiber-to-the-premises (“FTTP”);
•the use of digital video by businesses, governments and educational institutions globally;
•efforts by regulators and governments in the United States and internationally to encourage the adoption of broadband and digital technologies, including 5G broadband networks, as well as to regulate broadband access and delivery;
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
We believe our software-based cable access solutions will continue to replace and make obsolete current CMTS solutions, which is a market our products have historically not addressed, as well as cable edge-QAM products. If demand for our software-based cable access solutions is weaker than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Moreover, if competitors adapt new cable industry technology standards into competing cable access solutions faster than we do, or promulgate a new or competitive architecture for next-generation cable access solutions that renders our CableOS solution obsolete, our business may be adversely impacted.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•the level and timing of spending of our customers in the United States, Europe and in other markets;
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
Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products. In addition, our financial results may be impacted by tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods. If any such tariffs are imposed on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, financial condition and operating results.
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
Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our French and Israeli operations are outsourced to another third-party manufacturer in France and Israel, respectively. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2022.
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
We generate a significant percentage of our revenue through sales to resellers, value-added resellers (“VARs”) and systems integrators that assist us with fulfillment or installation obligations. We expect that these sales will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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
We outsource a portion of our research and development and product support activities to our third-party partner, GlobalLogic, a Hitachi group company. Through GlobalLogic, we have a significant number of engineering resources located in Kyiv, Ukraine that are dedicated to our Cable Access and Video business segments. Political, social and economic instability and unrest or violence in Ukraine from the ongoing military conflict with the Russian Federation have caused, and may continue to cause, disruptions to the business and operations of GlobalLogic, which could slow or delay the development and support work our outsourced engineering teams are undertaking for us. Any escalation of political tensions, military activity, instability, unrest or conflict could limit or prevent our employees from traveling to, from, or within Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development and support work occurring in Ukraine, and/or cause GlobalLogic to relocate personnel to other locations or countries pursuant to its business continuity plans. Any resulting delays could negatively impact our product development and support efforts, operating results and our business.
We may not be able to effectively manage our operations.
As of December 31, 2021, we had 890 employees in our international operations, representing approximately 70% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of Thomson Video Networks (“TVN”) on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working mostly or completely from home, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of December 31, 2021, we maintained facilities in Israel with a total of 226 employees, or approximately 18% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 8% of those employees were called for active military duty in 2021. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.
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
We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, particularly in Silicon Valley, Israel and Hong Kong where we have significant research and development activities, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality, non-solicitation and ownership of inventions, we generally do not have non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and operating results. Furthermore, a certain portion of our personnel in the United States is comprised of foreign nationals whose ability to work for us depends on obtaining the necessary visas. Our ability to hire and retain foreign nationals in the United States, and their ability to remain and work in the United States, is affected by various laws and regulations, including limitations on the availability of visas. Changes in United States laws or regulations affecting the availability of visas have, and may continue to adversely affect, our ability to hire or retain key personnel and as a result may impair our operations.
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
Our corporate headquarters is located in California, which is prone to earthquakes. In addition, climate change is contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes, such as floods and wildfires. We have employees, consultants and contractors located in regions and countries around the world. In the event that any of our business, sales or research and development centers or offices in the United States or internationally are adversely affected by an earthquake, flood, wildfire or by any other natural disaster, we may sustain damage to our operations and properties, which could cause a sustained interruption or loss of affected operations, and cause us to suffer significant financial losses.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $133.4 million at December 31, 2021 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of each indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due. In addition, the Credit Agreement we entered into with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower, on December 19, 2019 and amended in 2020, permits us to incur certain additional indebtedness and grant certain liens on our assets that could intensify the risks discussed above.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled under the respective indenture governing such Notes to convert the Notes at any time during specified periods at their option. During the fourth quarter of fiscal 2021, the Company made an irrevocable election under the terms of the indentures governing each series of the Notes to settle the principal portion of such Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of common stock or a combination thereof, at the Company’s election. Accordingly, if one or more holders elect to convert their Notes, we would be required to settle the principal portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their series of Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. Among other changes, ASU No. 2020-06 removes from United States generally accepted accounting principles (“U.S. GAAP”) the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. This ASU is effective for interim and annual periods beginning after December 15, 2021 and can be adopted either on a modified retrospective or full retrospective basis.

The Company adopted this ASU on January 1, 2022 on a modified retrospective basis. The adoption is expected to reduce additional paid-in capital and convertible debt (mezzanine equity) by approximately $32.2 million and $0.9 million, respectively, due to the recombination of the equity conversion component of outstanding convertible debt, which was initially separated and recorded in stockholder’s equity, and to remove the remaining debt discount of approximately $15.2 million related to this previous separation. The net effect of these adjustments will be recorded as a reduction in the balance of the opening accumulated deficit as of January 1, 2022.
The Company currently expects the adoption of this ASU will result in the reduction of non-cash interest expense for the year ending December 31, 2022 and future periods until the settlement of the remaining outstanding Notes. The required use of the if-converted method to calculate the impact of convertible notes on diluted earnings per share is not expected to have a material impact. During the fourth quarter of fiscal 2021, the Company and the trustee for 2022 Notes and 2024 Notes entered into supplemental indentures for both 2022 Notes and 2024 Notes. Pursuant to the supplemental indentures, the Company eliminated its option to settle the principal of the Notes in shares of the Company's common stock upon conversion. Accordingly, the dilutive effect of the Company's 2022 Notes and 2024 Notes will be limited to the conversion premium. The adoption of this ASU will have no impact on the consolidated statement of cash flows.
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
In addition to the risks outlined above, if we are unable to successfully receive payment of any significant portion of our existing French R&D credit receivables from the French authority as expected, or are unable to successfully apply for or otherwise obtain the financial benefit of new French R&D credits in future years, our ability to achieve the anticipated benefits of the acquisition as well as our business, operating results and financial condition could be adversely affected.
As of December 31, 2021, we had approximately $240.2 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
U.S. GAAP are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. Changes to accounting standards or interpretations thereof may result in different accounting principles under U.S. GAAP that have a significant effect on our reported financial results and require us to incur costs and expenses in order to comply with the updated standards or interpretations.
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
We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, we recorded a net increase in valuation allowance of $0.3 million and $6.7 million in 2021 and 2020, respectively, against the net deferred tax assets. The increases in valuation allowance in 2021 and 2020 were offset by the valuation allowance release of $9.6 million and $2.6 million, respectively, related to deferred taxes for certain foreign jurisdictions. The Company reduced its valuation allowance in 2021 based on continued improved operating results over the past few years and expectations about generating foreign taxable income in the future. Changes in the amount of the U.S. and foreign jurisdictions valuation allowance could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected.
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
At December 31, 2021, we held 110 issued U.S. patents and 46 issued foreign patents, and had 49 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Our products are subject to U.S. export control laws, and may be exported outside the U.S. only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to the United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”) requesting information about transactions involving Iran. The transactions were by the French company TVN, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. Harmonic is fully cooperating in the OFAC investigation. If we are found to have violated U.S. export control laws as a result of the pending OFAC investigation or future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. While we do not anticipate the impact of the OFAC investigation to be material on our business, our business and operating results could be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.
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
Our business and industry are regulated under various federal, state, local and international laws. For example, we are subject to environmental regulations such as the European Union’s Waste Electrical and Electronic Equipment (“WEEE”) and Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directives and similar legislation enacted in other jurisdictions worldwide. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they would likely result in additional costs, and could require that we redesign or change how we manufacture our products, any of which could have a material and adverse effect on our operating results, financial condition and cash flows.
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
Changes in telecommunications legislation and regulations in the United States and other countries could affect our sales and the revenue we are able to derive from our products. In particular, on December 14, 2017, the U.S. Federal Communications Commission (“FCC”) voted to repeal the “net neutrality” rules and return to a “light-touch” regulatory framework. The FCC’s new rules, which took effect in June 2018, granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules, which appeals are currently being reviewed by the D.C. Circuit Court of Appeals; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. Additionally, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018. Since the FCC repealed its nationwide regulations, seven states have also enacted a state-level net neutrality law and a number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. The repeal of the net neutrality rules or other regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.
We depend significantly on our international revenue and are subject to the risks associated with international operations, including those of our resellers, contract manufacturers and outsourcing partners, which may negatively affect our operating results.
Revenue derived from customers outside of the United States in the fiscal years ended December 31, 2021, 2020 and 2019 represented approximately 44%, 49% and 50% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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
•business and operational disruptions or delays caused by political, social and/or economic instability and unrest (e.g., Ukraine), including risks related to terrorist activity, particularly in emerging market countries;
•changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the United States and the European Union on the Russian Federation;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers, including those between the United States and China;
•any negative economic impacts resulting from the political environment in the United States or the United Kingdoms’ exit from the European Union; and
•business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics, such as the COVID-19 pandemic, which has led and may continue to lead to trade shows and in-person meetings being canceled or delayed and employees working remotely, and which has impacted our supply chain and may continue to impact our supply chain or general business in other manners.
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
Our operations outside the United States also require us to comply with a number of U.S. and international regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for corrupt purposes. For example, our operations in countries outside the United States are subject to the FCPA and similar laws, including the U.K. Bribery Act. Our activities in certain emerging countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti-corruption laws, even though these parties may not be under our control. Under the FCPA and U.K. Bribery Act, companies may be held liable for the corrupt actions taken by their directors, officers, employees, channel partners, sales agents, consultants, or other strategic or local partners or representatives. We have internal control policies and procedures with respect to FCPA compliance, have implemented FCPA training and compliance programs for our employees, and include in our agreements with resellers a requirement that those parties comply with the FCPA. However, we cannot provide assurances that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly in emerging market countries, and as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions against us.
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

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In February 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $100 million of the outstanding shares of our common stock. The repurchase program expires in February 2025 and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in open market purchases and 10b5-1 trading plans, as permitted by securities laws and other legal requirements. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing or volume of our share repurchases. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
Our stock price may decline if additional shares are sold in the market or if analysts drop coverage of or downgrade our stock.
Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our 2002 Employee Stock Purchase Plan, and in connection with grants of restricted stock units on an ongoing basis. To the extent we do not elect to pay solely cash upon conversion of the Notes, we will also be required to issue additional shares of common stock upon conversion. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.
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
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the United States and various locations in Europe and Asia. Our leases, which expire at various dates through September 2032, are for an aggregate of approximately 301,718 square feet of space. We have two business segments: Video and Cable Access. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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
Holders
As of February 22, 2022, there were approximately 297 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2021.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2016 and ending on December 31, 2021. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2016, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harmonic Inc., the S&P 500 Index
and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Harmonic Inc.
S&P 500
NASDAQ Telecommunications

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21
Harmonic Inc.	100.00	84.00	94.40	156.00	147.80	235.20
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Telecom	100.00	117.62	108.29	137.49	166.70	174.78
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

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under Item 1A, Risks Factors. For discussion of comparison of our results of operations and cash flows for the fiscal years ended December 31, 2020 and 2019, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 2,2021.
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
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, including the impacts of the COVID-19 pandemic; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
The worldwide spread of COVID-19 has impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators, which generally occurred in the first half of fiscal 2020 when widespread public health responses were initially implemented, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders. Similarly, in our Video segment, sales of video appliances and services fell during the first several months of the pandemic as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed in the first half of 2020. In the second half of fiscal 2020, and throughout fiscal 2021, we experienced a rebound and increases in sales activities, transactions and deployments in both business segments, in part due to the loosening of certain COVID-19 restrictions, and customer adaptation to such restrictions. We expect that the COVID-19 pandemic will continue to have an impact on our results of operations.

The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including pandemic-related supply chain disruptions and the pricing and availability of certain materials and components, increased costs relating to securing timely and sufficient supply of key product components, new waves of infection in the countries and regions of the world in which we operate or conduct business, the impact of global vaccination efforts, and actions and policies of governments and businesses in response to future phases of the pandemic. As such, given the uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of COVID-19 on our future results of operations. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for additional information.
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
Our Cable Access strategy is focused on continuing to develop and deliver software-based cable access technologies, which we refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based cable access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, DAA or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 and/or FTTH data, video and voice services. We believe our CableOS solutions resolve space and power constraints in cable operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us become a major player in the cable access market. In the meantime, we believe our Cable Access segment will continue to gain momentum in the marketplace as our customers adopt and deploy our virtualized DOCSIS 3.1 CMTS and FTHH solutions and distributed access architectures. We continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements.
Critical Accounting Estimates
The preparation of consolidated financial statements and related disclosures, which are prepared in accordance with GAAP, requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions we believe to be reasonable under the circumstances. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. Refer to Note 2 of the Notes to our Consolidated Financial Statements for details of our accounting estimates.
We believe that the following critical accounting estimates involve a greater degree of judgement or complexity than our other accounting estimates. Accordingly, the critical accounting estimates that we believe have the most significant impact on Harmonic’s financial statements are set forth below:
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
Impairment of Goodwill and Long-lived Assets
In evaluating goodwill for impairment, we first assess qualitative factors such as the magnitude of the excess fair value over carrying value from the prior period’s impairment testing, other reporting unit specific operating results as well as new events and circumstances impacting the operations at the reporting unit level. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative impairment test is performed to determine the fair value of the reporting unit and compare it with its carrying value. We determine the fair value of our reporting units using both income and market valuation approaches.
We evaluate the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, we evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to write down the carrying value of the asset to its estimated fair value.
In the current year our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.
Accounting for Income Taxes
In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax expense and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We maintain valuation allowances for deferred tax assets when it is likely that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect the utilization of a deferred tax asset.
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

Results of Operations
Net Revenue
The following table presents the breakdown of net revenue by category and geographical region:

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Appliance and integration	$369,767	$252,014	$275,797	$117,753	47%	$(23,783)	(9)%
as % of total net revenue	73%	67%	68%
SaaS and service	137,382	126,817	127,077	10,565	8%	(260)	—%
as % of total net revenue	27%	33%	32%
Total net revenue	$507,149	$378,831	$402,874	$128,318	34%	$(24,043)	(6)%

Americas	$335,731	$219,394	$224,193	$116,337	53%	$(4,799)	(2)%
as % of total net revenue	66%	58%	56%
EMEA	126,427	117,126	117,477	9,301	8%	(351)	—%
as % of total net revenue	25%	31%	29%
APAC	44,991	42,311	61,204	2,680	6%	(18,893)	(31)%
as % of total net revenue	9%	11%	15%
Total net revenue	$507,149	$378,831	$402,874	$128,318	34%	$(24,043)	(6)%
Appliance and integration net revenue increased in 2021, as compared to 2020, primarily due to an increase in our Cable Access segment net revenue primarily driven by the increased penetration of existing CableOS customers and addition of new CableOS customer deployments and an increase in our Video segment net revenue primarily reflecting the impact from the COVID-19 pandemic on 2020 results.
SaaS and service net revenue increased in 2021, as compared to 2020, primarily due to increasing usage from existing customers and activation of new SaaS customers.
Americas net revenue increased in 2021, as compared to 2020, primarily due to the impact from the COVID-19 pandemic on 2020 results in the region, increased penetration of existing CableOS customers and addition of new CableOS customer deployments.
EMEA and APAC net revenue increased in 2021, as compared to 2020, primarily due to the impact from the COVID-19 pandemic on 2020 results in the region.
Gross Profit

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Gross profit	$259,742	$194,997	$223,012	$64,745	33%	$(28,015)	(13)%
as % of total net revenue (“gross margin”)	51.2%	51.5%	55.4%	(0.3)%		(3.9)%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin did not change significantly in 2021, as compared to 2020.
Research and Development Expenses

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Research and development	$102,231	$82,494	$84,614	$19,737	24%	$(2,120)	(3)%
as % of total net revenue	20%	22%	21%

Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French R&D credits.
Research and development expenses increased in 2021, as compared to 2020, primarily due to higher employee compensation costs as a result of headcount increases and higher stock-based compensation expense related to performance-based RSUs.
Selling, General and Administrative Expenses

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Selling, general and administrative	$138,085	$119,611	$119,035	$18,474	15%	$576	—%
as % of total net revenue	27%	32%	30%
Selling, general and administrative expenses increased in 2021, as compared to 2020, primarily due to higher employee compensation costs as a result of headcount increases and higher stock-based compensation expense related to performance-based RSUs.
Amortization of Intangibles

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Amortization of intangibles	$507	$3,019	$3,139	$(2,512)	(83)%	$(120)	(4)%
The amortization of intangibles expense decreased in 2021, as compared to 2020, as intangible assets were fully amortized during the first quarter of fiscal 2021.
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

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Cost of revenue	$571	$1,094	$1,391	$(523)	(48)%	$(297)	(21)%
Operating expenses-Restructuring and related charges	110	2,322	3,141	(2,212)	(95)%	(819)	(26)%
Total restructuring and related charges	$681	$3,416	$4,532	$(2,735)	(80)%	$(1,116)	(25)%
Restructuring and related charges decreased in 2021, as compared to 2020, primarily due to higher severance and employee benefit costs incurred in conjunction with restructuring activities in fiscal 2020.
Refer to Note 10, “Restructuring and Related Charges,” of the Notes to our Consolidated Financial Statements for additional information.
Interest Expense, Net

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Interest expense, net	$(10,625)	$(11,509)	$(11,651)	$884	(8)%	$142	(1)%
Interest expense, net decreased in 2021, as compared to 2020, primarily due to the repayment of the 2020 Notes in December 2020 upon their maturity.

Loss on Convertible Debt Extinguishment

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Loss on convertible debt extinguishment	$—	$(1,362)	$(5,695)	$1,362	(100)%	$4,333	(76)%
The loss on convertible debt extinguishment of $1.4 million in 2020 includes $0.9 million loss related to the exchange of a portion of the 2020 Notes in June 2020 and the $0.5 million loss related to the settlement of the remaining 2020 Notes in December 2020. Refer to Note 11, “Convertible Notes and Other Debts,” of the Notes to our Consolidated Financial Statements for additional information.
Other Income (Expense), Net

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Other income (expense), net	$687	$(897)	$(2,333)	$1,584	(177)%	$1,436	(62)%
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekel. The change in other income (expense), net in 2021, as compared to 2020, was primarily due to the exchange rate fluctuation between Euro and the U.S. dollar in 2021.
Income Taxes

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Provision for (benefit from) income taxes	$(4,383)	$3,054	$(672)	$(7,437)	(244)%	$3,726	(554)%
The change in provision for (benefit from) income taxes in 2021, as compared to 2020, was primarily due to the release of the valuation allowance on deferred tax assets in certain foreign jurisdictions of $8.6 million in recognition of their improved historical earnings and increasing future projected earnings.

Segment Financial Results

	Year ended December 31,
(in thousands, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Video
Revenue	$288,507	$242,510	$278,028	$45,997	19%	$(35,518)	(13)%
as % of total revenue	57%	64%	69%	(7)%		(5)%
Gross profit	169,468	132,092	162,156	37,376	28%	(30,064)	(19)%
Gross margin %	59%	54%	58%	5%		(4)%
Operating income	28,460	1,326	15,837	27,134	2,046%	(14,511)	(92)%
Operating margin %	10%	1%	6%	9%		(5)%
Cable Access
Revenue	$218,642	$136,321	$124,894	$82,321	60%	$11,427	9%
as % of total revenue	43%	36%	31%	7%		5%
Gross profit	93,191	66,661	68,596	26,530	40%	(1,935)	(3)%
Gross margin %	43%	49%	55%	(6)%		(6)%
Operating income (loss)	15,599	11,651	22,219	3,948	34%	(10,568)	(48)%
Operating margin %	7%	9%	18%	(2)%		(9)%
Total
Revenue	$507,149	$378,831	$402,922	$128,318	34%	$(24,091)	(6)%
Gross profit	262,659	198,753	230,752	63,906	32%	(31,999)	(14)%
Operating income	44,059	12,977	38,056	31,082	240%	(25,079)	(66)%
A reconciliation of our total segment operating income to income (loss) before income taxes is as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Total segment operating income	$44,059	$12,977	$38,056
Amortization of non-cash warrants	—	—	(48)
Unallocated corporate expenses (1)	(681)	(3,416)	(4,532)
Stock-based compensation	(24,062)	(18,040)	(12,074)
Amortization of intangibles	(507)	(3,970)	(8,319)
Income (loss) from operations	18,809	(12,449)	13,083
Loss on convertible debt extinguishment	—	(1,362)	(5,695)
Non-operating expense, net	(9,938)	(12,406)	(13,984)
Income (loss) before income taxes	$8,871	$(26,217)	$(6,596)
(1) Together with amortization of intangibles and stock-based compensation, we do not allocate restructuring and related charges, and certain other non-recurring charges, to the operating income for each segment because our management does not include this information in the measurement of the performance of the operating segments.
Video
Our Video segment net revenue increased in 2021, as compared to 2020, primarily due to an increase of $40.9 million in Video appliance and integration revenue, reflecting the impact from the COVID-19 pandemic on 2020 results, and an increase of $5.1 million in Video SaaS and service revenue, reflecting increasing usage from existing customers and activation of new SaaS customers. Video segment operating margin increased in 2021, as compared to 2020, primarily due to the increase in revenue and related gross profit, partially offset by higher employee compensation costs as a result of headcount increases.
Cable Access
Our Cable Access segment net revenue increased in 2021, as compared to 2020, primarily due to the increased penetration of our existing CableOS customers and addition of new CableOS customer deployments in 2021. Cable Access segment operating margin decreased in 2021, as compared to 2020, primarily due to change in product mix, increased costs of supply chain related to increased pricing, freight and shipping, and higher employee compensation costs as a result of headcount increases, partially offset by revenue growth.

Liquidity and Capital Resources
We expect to continue to generate net positive operating cash flow as we have done in the last three fiscal years. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations, the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2021, as well as in the long-term.
Material Cash Requirements
Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, stock repurchases, payments for payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment, facility leases, and other contractual obligations for the foreseeable future.
As of December 31, 2021, we had outstanding $171.2 million in aggregate principal amount of indebtedness, consisting of our 2022 Notes, 2024 Notes, and other debts, of which $42.7 million is scheduled to become due in the 12-month period following December 31, 2021. As of December 31, 2021, our total minimum lease payments are $45.5 million, of which $7.8 million is due in the 12-month period following December 31, 2021. For details regarding our indebtedness and lease obligations, refer to Note 11, “Convertible Notes and Other Debts”, and Note 4, “Leases”, respectively, of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
On February 3, 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of December 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $133.4 million, net accounts receivable of $88.5 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A., described in further detail below.
On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security” Act that was signed into law in the United States. Under provisions of this law, we deferred remittance of $1.7 million in employer’s share of payroll taxes incurred from March 27, 2020 to December 31, 2020. During 2021, $0.8 million of the total deferred payroll taxes has been paid, and the remaining deferred amount will be paid before December 31, 2022.

On December 19, 2019, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, which may also be used for the issuance of letters of credit. Under the terms of the Credit Agreement, the principal amount of outstanding loans, plus the face amount of any outstanding letters of credit, at any time cannot exceed an amount equal to the lesser of (i) $25.0 million and (ii) the sum of 85% of our eligible receivables and 50% of our eligible inventory. During fiscal 2020, we amended the Credit Agreement to extend the maturity date to October 30, 2022 and amend the interest rates for the revolving loans. As amended, the revolving loans bear interest, at our election, at a floating rate per annum equal to either (1) 2.00% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 3.00% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR loans. We are also obligated to pay other customary closing fees, commitment fees and letter of credit fees for a credit facility of this size and type. Our obligations are required to be guaranteed by certain material domestic subsidiaries, and all such obligations, including the guarantees, are secured by substantially all of the assets of the Company and such guarantors and certain assets of Harmonic International GmbH. The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. We are also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. There were no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2021. As of December 31, 2021, we were in compliance with the covenants under the Credit Agreement.
Our cash and cash equivalents of $133.4 million as of December 31, 2021 consisted of bank deposits held throughout the world, of which $91.8 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
Summary of Cash Flows

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$41,017	$39,163	$31,295
Net cash used in investing activities	(12,975)	(32,205)	(10,328)
Net cash provided by (used in) financing activities	7,939	(2,109)	6,305
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,195)	738	(203)
Net increase in cash, cash equivalents and restricted cash	$34,786	$5,587	$27,069
Operating Activities
Net cash provided by operating activities increased $1.9 million in 2021, as compared to 2020, primarily due to net income in 2021, as compared to net loss in 2020, offset by cash used for working capital in 2021.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including the impact of COVID-19 on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $19.2 million in 2021, as compared to 2020, mainly due to purchases of assets relating to the leasehold improvements of the Company’s new headquarters completed in fiscal 2020.
Financing Activities
Net cash provided by (used in) financing activities increased $10.0 million in 2021 compared to 2020, primarily due to the repayment of the $8.0 million remaining principal of the 2020 Notes in December 2020.

Off-Balance Sheet Arrangements
None as of December 31, 2021.
New Accounting Pronouncements
Refer to Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and estimated effects, if any, on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries account for approximately 96%, 95% and 94% of our consolidated net revenues in 2021, 2020 and 2019, respectively. We recorded net billings denominated in foreign currencies of approximately 18%, 22% and 16% of total company billings in 2021, 2020 and 2019, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
We enter into forward currency contracts to hedge foreign currency denominated monetary assets and liabilities. These derivative instruments are marked to market through earnings every period and mature generally within three months. Changes in the fair value of these foreign currency forward contracts are recognized in “Other income (expense), net” in the Consolidated Statements of Operations, and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows:

	December 31,
(in thousands)	2021	2020
Derivatives not designated as hedging instruments:
Purchase	$2,926	$11,426
Sell	$5,175	$—
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests as well as our borrowings under the Credit Agreement.
On December 19, 2019, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., and Harmonic International GmbH, as co-borrower. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, based on a borrowing base of eligible accounts receivable and inventory. During fiscal 2020, we amended the Credit Agreement to extend the Credit Agreement maturity date to October 30, 2022 and amend the interest rates for the revolving loans. As amended, the revolving loans bear interest, at our election, at a floating rate per annum equal to either (1) 1.25% plus the greater of (i) 1 month LIBOR on any day plus 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 2.25% plus LIBOR for an interest period of one, two or three months. Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of LIBOR. We had no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2021.
For our French entity, the aggregate debt balance at December 31, 2021 was $18.0 million, which are financed by French government agencies. These debt instruments have maturities ranging from one to five years; expiring from 2022 through 2026. These loans are tied to the 1-month EURIBOR rate plus spread. Refer to Note 11, “Convertible Notes and Other Debts,” of the Notes to our Consolidated Financial Statements for additional information. As of December 31, 2021, a hypothetical 1.0% increase in interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.
As of December 31, 2021, we had $37.7 million aggregate principal amount of the 2022 Notes outstanding, which have a fixed 4.375% coupon rate and $115.5 million aggregate principal of the 2024 Notes outstanding, which have a fixed 2.00% coupon rate. Additionally, during fiscal 2020, we received a loan from Société Générale S.A. in France which bears an effective interest rate of 0.51% per annum, in connection with relief loan programs related to the COVID-19 pandemic. As of December 31, 2021, the outstanding balance of this loan was $5.7 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Harmonic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Harmonic, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

Description of the Matter
The Company’s net inventory totaled $71.2 million as of December 31, 2021. As explained in “Note 2: Accounting Policies” within the consolidated financial statements, inventory is stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company establishes a provision for excess and obsolete inventory to reduce such inventory to its estimated net realizable value.

Auditing management’s estimates for excess and obsolete inventory involved auditor judgment due to the assessment of management’s estimates of whether a provision for excess and obsolete inventory is required. The measurement of any excess of cost over net realizable value is judgmental and is impacted by a number of factors that are affected by general economic and market conditions outside the Company’s control. Specifically, excess and obsolete inventory calculations are sensitive to significant assumptions that relate to future customer demand for the Company’s products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s excess and obsolete inventory reserve process. This included controls over management’s determination of inventory valuation, including the evaluation of future demand of the Company’s products and the completeness and accuracy of the data underlying the excess and obsolete inventory valuation.

We performed audit procedures that included, among others, assessing the Company’s methodology over the computation of the provision for excess and obsolete inventory, testing the significant assumptions and the underlying inputs used by the Company in its analysis including historical sales trends, expectations regarding future demand, changes in the Company’s business, customer base, product life cycles and other relevant factors. We evaluated current inventory levels compared to future demand and historical sales.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Jose, California
February 28, 2022
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Harmonic, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Harmonic, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harmonic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Ernst & Young LLP

San Jose, California
February 28, 2022

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

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$133,431	$98,645
Accounts receivable, net	88,529	66,227
Inventories	71,195	35,031
Prepaid expenses and other current assets	29,972	38,132
Total current assets	323,127	238,035
Property and equipment, net	42,721	43,141
Operating lease right-of-use assets	30,968	27,556
Other non-current assets	56,657	39,117
Goodwill	240,213	243,674
Total assets	$693,686	$591,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$36,824	$—
Other debts, current	4,992	11,771
Accounts payable	64,429	23,543
Deferred revenue	57,226	54,294
Operating lease liabilities, current	7,346	7,354
Other current liabilities	53,644	50,333
Total current liabilities	224,461	147,295
Convertible debt, non-current	98,941	129,507
Other debts, non-current	12,989	10,086
Operating lease liabilities, non-current	29,120	26,071
Other non-current liabilities	31,379	20,262
Total liabilities	396,890	333,221
Commitments and contingencies (Note 18)
Convertible debt (Note 11)	883	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 102,959 and 98,204 shares issued and outstanding at December 31, 2021 and 2020, respectively	103	98
Additional paid-in capital	2,387,039	2,353,559
Accumulated deficit	(2,087,957)	(2,101,211)
Accumulated other comprehensive income (loss)	(3,272)	5,856
Total stockholders’ equity	295,913	258,302
Total liabilities and stockholders’ equity	$693,686	$591,523

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenue:
Appliance and integration	$369,767	$252,014	$275,797
SaaS and service	137,382	126,817	127,077
Total net revenue	507,149	378,831	402,874
Cost of revenue:
Appliance and integration	195,445	126,948	130,284
SaaS and service	51,962	56,886	49,578
Total cost of revenue	247,407	183,834	179,862
Total gross profit	259,742	194,997	223,012
Operating expenses:
Research and development	102,231	82,494	84,614
Selling, general and administrative	138,085	119,611	119,035
Amortization of intangibles	507	3,019	3,139
Restructuring and related charges	110	2,322	3,141
Total operating expenses	240,933	207,446	209,929
Income (loss) from operations	18,809	(12,449)	13,083
Interest expense, net	(10,625)	(11,509)	(11,651)
Loss on convertible debt extinguishment	—	(1,362)	(5,695)
Other income (expense), net	687	(897)	(2,333)
Income (loss) before income taxes	8,871	(26,217)	(6,596)
Provision for (benefit from) income taxes	(4,383)	3,054	(672)
Net income (loss)	$13,254	$(29,271)	$(5,924)

Net income (loss) per share:
Basic	$0.13	$(0.30)	$(0.07)
Diluted	$0.12	$(0.30)	$(0.07)
Shares used in per share calculations:
Basic	101,484	96,971	89,575
Diluted	106,171	96,971	89,575

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$13,254	$(29,271)	$(5,924)
Other comprehensive income (loss):
Adjustment to pension benefit plan	(233)	(159)	(206)
Change in foreign currency translation adjustments:
Translation gain (loss)	(8,022)	8,279	(1,437)
Loss reclassified into earnings	—	—	56
	(8,022)	8,279	(1,381)
Other comprehensive income (loss) before tax	(8,255)	8,120	(1,587)
Provision for (benefit from) income taxes	873	(801)	262
Other comprehensive income (loss), net of tax	(9,128)	8,921	(1,849)
Total comprehensive income (loss)	$4,126	$(20,350)	$(7,773)

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	87,057	$87	$2,296,795	$(2,067,416)	$(1,216)	$228,250
Cumulative effect to retained earnings related to adoption of Topic 718	—	—	—	1,400	—	1,400
Balance at January 1, 2019	87,057	$87	$2,296,795	$(2,066,016)	$(1,216)	$229,650
Net loss	—	—	—	(5,924)	—	(5,924)
Other comprehensive loss, net of tax	—	—	—	—	(1,849)	(1,849)
Issuance of common stock under stock option, award and purchase plans	4,014	4	6,910	—	—	6,914
Stock-based compensation	—	—	12,156	—	—	12,156
Issuance of warrant	—	—	16,142	—	—	16,142
Exercise of warrant	804	1	(1)	—	—	—
Reclassification from equity to mezzanine equity for 2020 Notes	—	—	(2,410)	—	—	(2,410)
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 2020 Notes	—	—	(27,111)	—	—	(27,111)
Conversion feature of 2024 Notes	—	—	24,878	—	—	24,878
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(29,271)	—	(29,271)
Other comprehensive income, net of tax	—	—	—	—	8,921	8,921
Issuance of common stock under stock option, award and purchase plans	3,822	3	3,807	—	—	3,810
Stock-based compensation	—	—	18,034	—	—	18,034
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 2020 Notes	—	—	2,410	—	—	2,410
Conversion feature of 2022 Notes	—	—	8,254	—	—	8,254
Conversion feature of exchanged portion of 2020 Notes	—	—	(6,909)	—	—	(6,909)
Issuance of common stock upon conversion of 2020 Notes	94	1	606	—	—	607
Balance at December 31, 2020	98,204	98	2,353,559	(2,101,211)	5,856	258,302
Net income	—	—	—	13,254	—	13,254
Other comprehensive loss, net of tax	—	—	—	—	(9,128)	(9,128)
Issuance of common stock under stock option, award and purchase plans	4,755	5	10,244	—	—	10,249
Stock-based compensation	—	—	24,119	—	—	24,119
Reclassification from equity to mezzanine equity for 2022 Notes	—	—	(883)	—	—	(883)
Balance at December 31, 2021	102,959	103	2,387,039	(2,087,957)	(3,272)	295,913

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$13,254	$(29,271)	$(5,924)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,546	11,737	11,287
Amortization of intangibles	507	3,970	8,319
Stock-based compensation	24,056	18,040	12,074
Amortization of convertible debt discount	6,308	7,058	6,756
Amortization of warrant	1,741	1,746	13,576
Foreign currency remeasurement	(5,126)	6,391	(290)
Loss on convertible debt extinguishment	—	1,362	5,695
Deferred income taxes, net	(6,197)	(105)	(2,076)
Provision for expected credit losses and returns	4,142	1,666	1,500
Provision for excess and obsolete inventories	3,460	1,847	1,479
Other adjustments	181	409	1,349
Changes in operating assets and liabilities:
Accounts receivable	(26,722)	21,186	(8,388)
Inventories	(39,338)	(8,195)	(4,819)
Other assets	(3,096)	11,556	(3,347)
Accounts payable	42,303	(18,173)	5,086
Deferred revenues	15,014	19,751	(3,436)
Other liabilities	(2,016)	(11,812)	(7,546)
Net cash provided by operating activities	41,017	39,163	31,295
Cash flows from investing activities:
Purchases of property and equipment	(12,975)	(32,205)	(10,328)
Net cash used in investing activities	(12,975)	(32,205)	(10,328)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	115,500
Repayment of convertible debt	—	(7,999)	(109,603)
Payment of convertible debt issuance costs	—	(672)	(4,277)
Proceeds from other debts	3,861	9,398	4,684
Repayment of other debts	(6,169)	(6,646)	(6,913)
Proceeds from common stock issued to employees	12,311	5,472	8,406
Payment of tax withholding obligations related to net share settlements of restricted stock units	(2,064)	(1,662)	(1,492)
Net cash provided by (used in) financing activities	7,939	(2,109)	6,305
Effect of exchange rate changes on cash and cash equivalents	(1,195)	738	(203)
Net increase in cash and cash equivalents	34,786	5,587	27,069
Cash and cash equivalents, beginning of the year	98,645	93,058	65,989
Cash and cash equivalents, end of the year	$133,431	$98,645	$93,058
Supplemental disclosures of cash flow information:
Income tax payments (refunds), net	$2,525	$(17)	$1,138
Interest payments, net	$4,095	$4,221	$4,260
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$751	$1,155	$2,055
Fair value of warrants issued	$—	$—	$16,142
Fair value of 2022 Notes used to settle 2020 Notes	$—	$44,357	$—

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s reported financial positions or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.
Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on previously reported financial statements.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.
Credit Risk and Major Customers/Supplier Concentration
Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are invested in short-term, highly liquid, investment-grade instruments, in accordance with the Company’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer.
The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. One customer had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2021 and 2020. During the year ended December 31, 2021, 2020 and 2019, Comcast is the only customer accounted for more than 10% of the Company’s revenue.

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
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally five years for furniture and fixtures, three years for software and four years for machinery and equipment. Depreciation for leasehold improvements are computed using the shorter of estimated useful lives or the terms of the related leases.
Long-Lived Assets including Purchased Intangible Assets
The Company reviews property and equipment, intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable.

Recoverability is measured by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. For the years ended December 31, 2021, 2020 and 2019, there were no impairment charges for long-lived assets.
Goodwill
The Company assesses goodwill for impairment on an annual basis (in the fourth quarter), or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2021, 2020 and 2019, there were no impairment charges for goodwill.
Refer to Note 7, “Goodwill,” for additional information.
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
The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its foreign subsidiaries in their nonfunctional currencies. These monetary assets and liabilities are being remeasured into the subsidiaries’ respective functional currencies using exchange rates as of the balance sheet date. Such remeasurement gains and losses are included in “Other income (expense), net” in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company recorded remeasurement gain of approximately $0.6 million. During the years ended December 31, 2020 and 2019, the Company recorded remeasurement loss of $1.0 million and $1.5 million, respectively.
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
The Company’s French subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize eligible research expenses. The R&D credits receivable from the French government for spending on innovative R&D under the CIR program is recorded as an offset to R&D expenses. In the years ended December 31, 2021, 2020 and 2019, the Company had R&D credits of $5.7 million, $4.5 million and $4.7 million, respectively.

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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $1.0 million, $1.1 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company accounts for the actuarial gains (losses) in accordance with ASC 715, “Compensation - Retirement Benefits.” If the net accumulated gain or loss exceeds 10% of the projected plan benefit obligation, a portion of the net gain or loss is amortized and included in expense for the following year based upon the average remaining service period of active plan participants, unless the Company’s policy is to recognize all actuarial gains (losses) when they occur. The Company elected to defer actuarial gains (losses) in accumulated other comprehensive income (loss). As of December 31, 2021, the Company did not meet the 10% threshold, and therefore no amortization of 2021 actuarial gain would be recorded in 2022.
Refer to Note 12, “Employee Benefit Plans” for additional information.

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
The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheets and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2021. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results, and financial position could be materially affected.
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
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. Among other changes, ASU No. 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The new ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020, and can be adopted either be on a modified retrospective or full retrospective basis.
The Company will adopt this ASU on January 1, 2022 on a modified retrospective basis. The adoption is expected to reduce additional paid-in capital and convertible debt (mezzanine equity) by approximately $32.2 million and $0.9 million, respectively, due to the recombination of the equity conversion component of outstanding convertible debt, which was initially separated and recorded in stockholders’ equity, and to remove the remaining debt discount of approximately $15.2 million related to this previous separation. The net effect of these adjustments will be recorded as a reduction in the balance of the opening accumulated deficit as of January 1, 2022.

The Company currently expects that the adoption of this ASU will result in the reduction of non-cash interest expense for the year ending December 31, 2022 and future periods until the settlement of the remaining outstanding Notes. The required use of if-converted method to calculate the impact of convertible notes on diluted earnings per share is not expected to have a material impact. During the fourth quarter of fiscal 2021, the Company and the trustee for 2022 Notes and 2024 Notes entered into supplemental indentures for both the 2022 Notes and 2024 Notes. Pursuant to the supplemental indentures, the Company eliminated its option to settle the principal amount of the Notes in shares of the Company's common stock upon conversion. Accordingly, the dilutive effect of the Company's 2022 Notes and 2024 Notes will be limited to the conversion premium. The adoption of this ASU will have no impact on the consolidated statement of cash flows.
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
NOTE 3: REVENUE
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
Arrangements with Multiple Performance Obligations. The Company has revenue arrangements that include multiple performance obligations. The Company allocates transaction price to all separate performance obligations based on their relative standalone selling prices (“SSP”). The Company may exercise judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together.
The Company allocates transaction price to all separate performance obligations based on their relative SSP. The Company’s best evidence for SSP is the price the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers. If goods or services are not always sold separately, the Company uses its estimate of SSP in the allocation of transaction price. The objective of determining the best estimate of SSP is to estimate the price at which the Company would transact a sale if the product or service were sold on a standalone basis. The Company’s process for determining best estimate of SSP involves management’s judgment, and considers multiple factors including, but not limited to, major product groupings, geographies, gross margin objectives and pricing practices. Pricing practices taken into consideration include contractually stated prices, discounts offered and applicable price lists. These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.
If the Company has not yet established a selling price because the good or service has not previously been sold on a standalone basis, SSP for such good and service in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSP, using observable prices, with any residual amount of the transaction price allocated to the good or service for which the price has not yet been established.

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
Professional services. Revenue from professional services is recognized over time as the services are performed or on the percentage-of-completion basis using the input method.
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
Revenue recognized during the year ended December 31, 2021 that was included within the deferred revenue balance at January 1, 2021 was $52.2 million. Revenue recognized during the year ended December 31, 2020 that was included within the deferred revenue balance at January 1, 2020 was $36.2 million.
Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).
Contract assets and deferred revenue consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Contract assets	$8,101	$9,800
Deferred revenue	78,167	63,533
Contract assets and the non-current portion of Deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Consolidated Balance Sheets.
Remaining performance obligations represent contracted revenues that had not yet been recognized and future revenue recognition is expected. The aggregate balance of the Company’s remaining performance obligations as of December 31, 2021, was $461.7 million, of which approximately 83% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
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

The balances of net capitalized contract costs included in the Company’s Consolidated Balance Sheets were as follows:

(in thousands)	As of December 31,
Balance Sheet Location	2021	2020
Prepaid expenses and other current assets	$1,907	$1,581
Other non-current assets	1,636	1,287
Total net capitalized contract costs	$3,543	$2,868
The amortization of the capitalized contract costs for the years ended December 31, 2021, 2020 and 2019 was $2.3 million, $1.6 million and $1.5 million.
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
During the fiscal year ended December 31, 2021, the Company entered into new or modified lease agreements which were assessed under Topic 842 to be operating leases. The new or modified lease agreements resulted in the balance sheet recognition of $8.8 million in “Operating lease right-of use assets,” $7.7 million in “Operating lease liabilities, long-term,” and $1.1 million in “Operating lease liabilities, current.”
The components of lease expense are as follows:

	Year ended December 31,
(in thousands)	2021	2020
Operating lease cost	$7,550	$8,369
Variable lease cost	1,986	2,675
Total lease cost	$9,536	$11,044
Supplemental cash flow information related to leases are as follows:

	Year ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,644	$9,584
ROU assets obtained in exchange for operating lease obligations	$8,837	$5,414

Other information related to leases are as follows:

	Year ended December 31,
	2021	2020
Operating leases
Weighted-average remaining lease term (years)	6.8	7.0
Weighted-average discount rate	6.3%	7.1%
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as follows (in thousands):

Years ending December 31,
2022	$7,734
2023	7,226
2024	7,069
2025	5,870
2026	4,893
Thereafter	12,717
Total future minimum lease payments	$45,509
Less: imputed interest	(9,043)
Total lease liability balance	$36,466
NOTE 5: DERIVATIVES AND HEDGING ACTIVITIES
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company’s balance sheet hedges consist of foreign currency forward contracts, which mature generally within three months. These forward contracts are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and intercompany receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statements of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged. Foreign currency forward contracts’ gains recognized during the years ended December 31, 2021, 2020 and 2019, were $0.7 million, $2.2 million and $1.4 million, respectively.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts were as follows:

	As of December 31,
(in thousands)	2021	2020
Purchase	$2,926	$11,426
Sell	$5,175	$—
While the Company’s arrangements with its counterparties allow for net settlement, which is designed to reduce credit risk by permitting net settlement with the same counterparty, the Company recognizes all derivative instruments in the Consolidated Balance Sheets on a gross basis. As of December 31, 2021 and 2020, gross fair values of derivative assets and liabilities, recorded as components of “Prepaid expenses and other current assets” and “Other current liabilities”, respectively, in the Consolidated Balance Sheets, were immaterial.
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of December 31, 2021 and 2020, the total compensating balance maintained was $1.0 million.

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
The Company's financial instruments not measured at fair value on a recurring basis were as follows:

	December 31, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2022 Notes	$36,824	$—	$78,619	$—	$35,925	$—	$54,204	$—
2024 Notes	$98,941	$—	$173,419	$—	$93,582	$—	$125,953	$—
French and other loans	$17,981	$—	$17,981	$—	$21,835	$—	$21,835	$—
The fair value of the Company’s Notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date. The Company’s French and other loans are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities; therefore, the carrying value of these debts approximate its fair value. Refer to Note 11, “Convertible Notes and Other Debts,” for additional information.
During the years ended December 31, 2021, 2020, and 2019, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
NOTE 7: GOODWILL
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has two reporting units, Video and Cable Access.
During the fourth quarter of 2021, the Company performed the qualitative goodwill impairment testing for the two reporting units as part of the Company’s annual goodwill impairment test and concluded that goodwill was not impaired. The Company has not recorded any impairment charges related to goodwill in fiscal 2021, 2020 and 2019. If future economic conditions are different than those projected by management, future impairment charges may be required.

The changes in the Company’s carrying amount of goodwill are as follows:

(in thousands)	Video	Cable Access	Total
Balance as of December 31, 2019	$178,982	$60,798	$239,780
Foreign currency translation adjustment	3,873	21	3,894
Balance as of December 31, 2020	$182,855	$60,819	$243,674
Foreign currency translation adjustment	(3,457)	(4)	(3,461)
Balance as of December 31, 2021	$179,398	$60,815	$240,213
NOTE 8: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Accounts receivable	$91,382	$68,295
Less: allowance for expected credit losses and sales returns	(2,853)	(2,068)
Total	$88,529	$66,227
Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for expected credit losses based upon the expected collectability of its accounts receivable. The expectation of collectability is based on the Company’s review of credit profiles of customers, contractual terms and conditions, current economic trends and historical payment experience. The Company offers return rights which are specifically identified and accrued for as sales returns at the end of the period.
The following table is a summary of activities in allowances for expected credit losses and sales returns:

(in thousands)	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Deductions from Reserves	Balance at End of Period
Year ended December 31,
2021	$2,068	$2,609	$1,533	$(3,357)	$2,853
2020	$3,013	$1,367	$299	$(2,611)	$2,068
2019	$3,497	$1,896	$(396)	$(1,984)	$3,013
NOTE 9: CERTAIN BALANCE SHEET COMPONENTS

Inventories:	December 31,
(in thousands)	2021	2020
Raw materials	$22,245	$2,529
Work-in-process	3,993	1,689
Finished goods	37,545	22,777
Service-related spares	7,412	8,036
Total	$71,195	$35,031

Prepaid expenses and other current assets:	December 31,
(in thousands)	2021	2020
Prepaid expenses	$8,074	$11,453
Contract assets (1)	8,101	9,800
Other current assets	13,797	16,879
Total	$29,972	$38,132
(1) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

Property and equipment, net:	December 31,
(in thousands)	2021	2020
Machinery and equipment	$78,461	$72,731
Capitalized software	38,306	37,141
Leasehold improvements	40,658	38,718
Furniture and fixtures	2,820	2,913
Construction-in-progress	1,892	2,209
Property and equipment, gross	162,137	153,712
Less: accumulated depreciation and amortization	(119,416)	(110,571)
Total	$42,721	$43,141

Other current liabilities:	December 31,
(in thousands)	2021	2020
Accrued employee compensation and related expenses	$26,820	$23,131
Other	26,824	27,202
Total	$53,644	$50,333
NOTE 10: RESTRUCTURING AND RELATED CHARGES
The Company has implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to the Company’s net revenue, while simultaneously implementing extensive company-wide expense control programs. The restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions. The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities.
The following table summarizes the activities related to the Company’s restructuring plans during the year ended December 31, 2021:

(in thousands)	Severance and Benefits
Balance at December 31, 2020	$4,098
Charges for current period	681
Cash payments	(2,520)
Other	(167)
Balance at December 31, 2021	$2,092
For the year ended December 31, 2021, $0.6 million and $0.1 million of restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges”, respectively, in the Consolidated Statements of Operations.
NOTE 11: CONVERTIBLE NOTES AND OTHER DEBTS
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
The 2022 Notes were initially convertible into cash, shares of the Company’s common stock, par value $0.001 (“Common Stock”), or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of 2022 Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). Pursuant to the supplemental indenture entered into by the Company and the trustee during the fourth quarter of fiscal 2021, the Company made an irrevocable election to settle the principal amounts of the 2022 Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of common stock or a combination thereof, at the Company’s election.

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
The 2022 Notes became convertible as of December 31, 2021, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on December 31, 2021 was greater than 130% of the conversion price of the 2022 Notes on each applicable trading day. As a result of the 2022 Notes becoming convertible for cash up to the principal amount of $37.7 million, the Company reclassified the unamortized debt discount for the 2022 Notes in the amount of $0.9 million from “Additional paid-in capital” to “Convertible Debt” in the mezzanine equity section in the Consolidated Balance Sheet as of December 31, 2021. Additionally, all $36.8 million of the net carrying amount of the liability component of the 2022 Notes outstanding as of December 31, 2021 was classified as a current liability as of that date.
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
The following table presents the components of the 2022 Notes:

	As of December 31,
(in thousands, except for years and percentages)	2021	2020
Liability:
Principal amount	$37,707	$37,707
Less: Debt discount, net of amortization	(672)	(1,357)
Less: Debt issuance costs, net of amortization	(211)	(425)
Carrying amount	$36,824	$35,925

Remaining amortization period (years)	0.9	1.9
Effective interest rate on liability component	6.95%	6.95%
The following table presents interest expense recognized for the 2022 Notes:

(in thousands)	Year ended December 31,
	2021	2020
Contractual interest expense	$1,648	$953
Amortization of debt discount	685	373
Amortization of debt issuance costs	214	117
Total interest expense recognized	$2,547	$1,443

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
The 2024 Notes were initially convertible into cash, shares of the Company’s common stock, par value $0.001 (“Common Stock”), or a combination thereof, at the Company’s election, at an initial conversion rate of 115.5001 shares of Common Stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $8.66 per share). Pursuant to the supplemental indenture entered into by the Company and the trustee during the fourth quarter of fiscal 2021, the Company made an irrevocable election to settle the principal amounts of the 2024 Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of common stock or a combination thereof, at the Company’s election.
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
The following table presents the components of the 2024 Notes:

	As of December 31,
(in thousands, except for years and percentages)	2021	2020
Liability:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	(14,576)	(19,294)
Less: Debt issuance costs, net of amortization	(1,983)	(2,624)
Carrying amount	$98,941	$93,582

Remaining amortization period (years)	2.7	3.7
Effective interest rate on liability component	7.95%	7.95%
The following table presents interest expense recognized for the 2024 Notes:

	Year ended December 31,
(in thousands)	2021	2020
Contractual interest expense	$2,312	$2,310
Amortization of debt discount	4,718	4,358
Amortization of debt issuance costs	641	595
Total interest expense recognized	$7,671	$7,263
4.00% Convertible Senior Notes due 2020 (the “2020 Notes”)
In December 2015, the Company issued $128.3 million in aggregate principal amount of the 2020 Notes pursuant to an indenture (the “2020 Notes Indenture”), dated December 14, 2015, by and between the Company and U.S. Bank National Association, as trustee. The 2020 Notes bear interest at a rate of 4.00% per year, payable in cash on June 1 and December 1 of each year. The 2020 Notes matured on December 1, 2020.

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
In September 2019, the Company used approximately $109.6 million of the net proceeds from the issuance of the 2024 Notes to repurchase $82.5 million aggregate principal of the 2020 Notes in privately negotiated transactions. The repurchase of the 2020 Notes was accounted for as a debt extinguishment, and the consideration transferred was allocated between the equity and liability components by determining the fair value of the conversion option immediately prior to the debt extinguishment and allocating that portion of the repurchase price to additional paid-in capital for $27.1 million, with the residual repurchase price allocated to the liability component, respectively. The partial repurchase of the 2020 Notes resulted in the recognition of a $5.7 million loss on debt extinguishment for the year ended December 31, 2019, which was recorded in “Loss on convertible debt extinguishment” in the Consolidated Statements of Operations.
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
In June 2020, the Company exchanged $37.7 million in aggregate principal amount of the 2020 Notes for $37.7 million in aggregate principal amount of its 2022 Notes. The fair value of the consideration transferred in the form of the 2022 Notes of $44.4 million was allocated between the equity and liability components as discussed in the 2022 Notes section above. The exchange of the 2020 Notes was accounted for as a debt extinguishment, which resulted in the recognition of a $0.8 million loss on debt extinguishment for the year ended December 31, 2020, which was recorded in “Loss on convertible debt extinguishment” in the Consolidated Statements of Operations. Following the exchange, there was a total of $8.1 million aggregate principal amount of the 2020 Notes remaining.
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
The following table presents interest expense recognized for the 2020 Notes:

	Year ended December 31,
(in thousands)	2021	2020	2019
Contractual interest expense	$—	$936	$4,148
Amortization of debt discount	—	1,158	4,787
Amortization of debt issuance costs	—	138	577
Total interest expense recognized	$—	$2,232	$9,512

Other Debts
The Company has a variety of debt and credit facilities primarily in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below:

	December 31,
(in thousands)	2021	2020
Financing from French government agencies related to various government incentive programs (1)	$12,259	$14,974
Relief loans (2)	5,651	6,694
Term loans	71	167
Obligations under finance leases	—	22
Total debt obligations	17,981	21,857
Less: current portion	(4,992)	(11,771)
Long-term portion	$12,989	$10,086
(1) These loans bear variable interest rate at EURIBOR 1 month plus 1.9% and mature between 2022 through 2025.
(2) Refer to the below section “Relief Loans” for the description of these loans.
The table below presents the future minimum repayments of other debts as of December 31, 2021 (in thousands):

Year ending December 31,
2022	$4,992
2023	4,957
2024	5,036
2025	1,577
2026	1,419
Total	$17,981
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2021, the Company was in compliance with the covenants under the Credit Agreement.
There were no borrowings under the Credit Agreement outstanding as of December 31, 2021.

Relief Loans
In June 2020, Harmonic France was granted a loan from Société Générale S.A. (the “SG Loan”) in the aggregate amount of 5 million Euros, pursuant to a state guarantee program introduced in March 2020 to provide relief to companies from the financial consequences of the COVID-19 pandemic. The SG Loan was initially maturing in June 2021. During 2021, SG Loan maturity was extended to June 2026. The SG loan bears an effective interest rate of 0.51% per annum payable annually and may be repaid at any time prior to maturity with no repayment penalties. There are no restrictions on the use of funds from the SG Loan. The purpose of the funds from the SG Loan is to allow the preservation of activity and employment in France. As of December 31, 2021, there was $5.7 million outstanding under the loan, which is recorded in “Other debts, non-current” in the Consolidated Balance Sheets.
In April 2020, Harmonic International GmbH was granted a loan of CHF 500,000 from UBS Switzerland AG (the “UBS Loan”) in accordance with a Swiss federal COVID-19 loan guarantee program with an initial maturity of five years. The exclusive purpose of the UBS Loan is to guarantee the Company’s current liability requirements. The UBS Loan did not bear any interest. The UBS Loan was repaid in full during 2021.
NOTE 12: EMPLOYEE BENEFIT PLANS
Equity Award Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and non-employees. Under the terms of the 1995 Stock Plan, no incentive stock option or non-statutory stock option may be granted in the ordinary course of business with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and options expire seven years from the date of grant. Some of the RSUs granted by the Company have performance-based vesting terms, where vesting is dependent on achievement of certain financial and non-financial operating goals of the Company (performance-based RSUs, or “PRSUs”), or where vesting is dependent on performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index (market-based RSUs, or “MRSUs”). As of December 31, 2021, an aggregate of 7,317,622 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 3,223,471 shares remained available for future grants.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, no non-statutory stock option may be granted with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally one year for RSUs and three years for options, and options expire seven years from the date of grant. As of December 31, 2021, an aggregate of 800,182 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 628,749 shares remained available for future grants.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. Under the ESPP, 1,024,244, 1,036,543 and 1,037,366 shares were issued during fiscal 2021, 2020 and 2019, respectively, representing $5.1 million, $4.5 million and $4.1 million in contributions. As of December 31, 2021, 1,184,205 shares were reserved for future purchases by eligible employees.

Stock Options

(in thousands, except per share amounts)	Number of Shares	Weighted-Average Exercise Price (per share)
Balance at December 31, 2020	1,453	$5.80
Exercised	(1,065)	6.77
Canceled	—	—
Balance at December 31, 2021	388	$3.15
All stock options outstanding as of December 31, 2021 are fully vested and exercisable. The weighted-average remaining contractual term of stock options outstanding as of December 31, 2021 was 1.2 years. The aggregate intrinsic value of stock options outstanding as of December 31, 2021 was $3.3 million. Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of December 31, 2021. The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $0.2 million and $1.8 million, respectively.
No stock options were granted during the years ended December 31, 2021, 2020 and 2019.
No stock options vested during the years ended December 31, 2021 and 2020.The fair value of stock options vested during the year ended December 31, 2019 was $0.1 million.
The Company realized no income tax benefit from stock option exercises for the years ended December 31, 2021, 2020 and 2019 due to recurring tax losses and valuation allowances.
Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2020	3,268	$5.67
Granted	3,621	7.90
Vested	(2,913)	6.27
Forfeited	(98)	6.71
Balance at December 31, 2021	3,878	$7.31
The fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $18.3 million, $15.5 million and $9.7 million, respectively.
French Pension Plan
Under French law, the Company’s subsidiaries in France are obligated to make certain payments to their employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement. The French pension plan is unfunded and there are no contributions to the plan required by related laws or funding regulations. No required contributions are expected in fiscal 2022, but the Company, at its discretion, may make contributions to the defined benefit plan.
The Company’s defined benefit pension obligations are measured annually as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation considers the employees’ age and period of service with the Company, projected mortality rates, mobility rates, increases in salaries and a discount rate.

The Company’s pension obligations as of December 31, 2021 and 2020, and the changes to the Company’s pension obligations for each of those years, were as follows:

(in thousands)	2021	2020
Projected benefit obligation:
Balance at January 1	$6,057	$5,259
Service cost	272	252
Interest cost	20	37
Actuarial losses	233	159
Benefits paid	(94)	(173)
Foreign currency translation adjustment	(485)	523
Balance at December 31	$6,003	$6,057

Presented on the Consolidated Balance Sheets as:
Current portion (included in “Accrued and other current liabilities”)	$32	$47
Long-term portion (included in “Other non-current liabilities”)	$5,971	$6,010
The table below presents the components of net periodic benefit costs:

	Year ended December 31,
(in thousands)	2021	2020	2019
Service cost	$272	$252	$227
Interest cost	20	37	78
Net periodic benefit cost included in result of operations	$292	$289	$305
The following assumptions were used in determining the Company’s pension obligation:

	As of December 31,
	2021	2020
Discount rate	0.9%	0.4%
Mobility rate	4.7%	5.2%
Salary progression rate	2.5%	2.0%
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
As of December 31, 2021, future benefits expected to be paid in each of the next five years, and in the aggregate for the five-year period thereafter are as follows (in thousands):

Year ending December 31,
2022	$32
2023	225
2024	248
2025	469
2026	698
2027 - 2031	3,491
Total	$5,163

Share-based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2021	2020	2019
Share-based compensation expense included in:
Cost of revenue	$2,345	$1,712	$1,124
Research and development expense	7,164	4,850	3,261
Selling, general and administrative expense	14,547	11,478	7,689
Total	$24,056	$18,040	$12,074

Share-based compensation expense by type of award:
Stock options	$—	$—	$94
RSUs	14,573	11,522	9,444
PRSUs	6,231	4,022	924
MRSUs	1,304	711	286
Employee stock purchase rights under ESPP	1,948	1,785	1,326
Total	$24,056	$18,040	$12,074
As of December 31, 2021, total unrecognized share-based compensation cost related to unvested RSUs was $18.3 million and is expected to be recognized over a weighted-average period of approximately 1.5 years.
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

	Year ended December 31,
	2021	2020	2019
Expected term (in years)	0.50	0.50	0.50
Volatility	45%	56%	38%
Risk-free interest rate	0.1%	0.9%	2.3%
Expected dividends	0.0%	0.0%	0.0%
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
The estimated weighted-average fair value per share of stock purchase rights under the ESPP, granted for the years ended December 31, 2021, 2020 and 2019 was $2.24, $1.80 and $1.33, respectively.
NOTE 13: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows:

	As of December 31,
(in thousands)	2021	2020
Foreign currency translation adjustments	$(3,120)	$5,774
Actuarial gain (loss)	(152)	82
Total accumulated other comprehensive income (loss)	$(3,272)	$5,856

NOTE 14: INCOME TAXES

Income (loss) before income tax:	Year ended December 31,
(in thousands)	2021	2020	2019
Domestic	$(5,688)	$(42,905)	$1,769
Foreign	14,559	16,688	(8,365)
Income (loss) before income taxes	$8,871	$(26,217)	$(6,596)

Provision for (benefit from) income taxes:	Year ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$4	$124	$(180)
State	85	93	108
Foreign	2,469	2,103	1,525
Deferred:
Foreign	(6,941)	734	(2,125)
Total provision for (benefit from) income taxes	$(4,383)	$3,054	$(672)
The difference between the tax provision at the statutory federal income tax rate and the provision for (benefit from) income tax as a percentage of income (loss) before income taxes (effective tax rate) for each period was as follows:

	Year ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21%	21%	21%
Increase (reduction) in rate resulting from:
Differential in rates on foreign earnings	42%	(11)%	(37)%
Change in valuation allowance	(113)%	(16)%	14%
Change in liabilities for uncertain tax positions	(2)%	—%	6%
Non-deductible stock-based compensation	11%	(2)%	(8)%
Permanent differences	—%	(2)%	11%
Adjustments related to tax positions taken during prior years	(3)%	—%	6%
Research and development credits	(10)%	—%	—%
Other	3%	(2)%	(3)%
Effective tax rate	(49)%	(12)%	10%
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal and state deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. The Company’s effective income tax rate may be affected by changes in its interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as one-time discrete items. During fiscal 2021, the Company recorded a one-time benefit of approximately $8.6 million due to the release of valuation allowance on deferred tax assets in foreign jurisdictions due to its improved earnings in recent years and increasing future projected earnings. During fiscal 2019, the Company recorded a one-time benefit of approximately $2.0 million due to changes in the Company's global tax structure, and a $0.8 million benefit from a valuation allowance release for one of its foreign subsidiaries. This release of the valuation allowance was due to changes in forecasted taxable income resulting from the Company receiving a favorable tax ruling during 2019.

The components of deferred taxes are as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Reserves and accruals	$24,833	$21,823
Net operating loss carryforwards	33,070	39,733
Research and development credit carryforwards	39,730	38,179
Deferred stock-based compensation	1,354	1,202
Intangibles	7,321	7,838
Operating lease liabilities	8,697	7,822
Capitalized research and development expenses	9,681	10,805
Other	31	442
Gross deferred tax assets	124,717	127,844
Valuation allowance	(90,247)	(99,585)
Gross deferred tax assets after valuation allowance	34,470	28,259
Deferred tax liabilities:
Depreciation	(6,597)	(6,399)
Convertible notes	(3,652)	(4,708)
Operating lease right-of-use assets	(7,402)	(6,529)
Other	—	—
Gross deferred tax liabilities	(17,651)	(17,636)
Net deferred tax assets	$16,819	$10,623
The following table summarizes the activities related to the Company’s valuation allowance:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$99,585	$95,518	$77,144
Additions	310	6,690	23,929
Deductions	(9,648)	(2,623)	(5,555)
Balance at end of period	$90,247	$99,585	$95,518
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
As of December 31, 2021, the Company had $103.6 million, $61.8 million, $61.1 million of foreign, U.S. federal and state net operating loss (“NOL”) carryforwards, respectively. Certain foreign NOLs expire beginning in 2026, if not utilized, while the majority of the foreign NOLs carryforward indefinitely. $28.9 million of U.S. federal NOL carryforward expires at various dates beginning in 2022 through 2037, if not utilized, and the remainder carries forward indefinitely. Certain U.S. states NOL carryforward expires at various dates beginning in 2029, if not utilized.
As of December 31, 2021, the Company had U.S. federal and California state tax credit carryforwards of $15.5 million and $37.3 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit carryforward will not expire.
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.
The Company has not provided U.S. state income taxes and foreign withholding taxes on approximately $42.0 million of cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanently in duration is not practicable.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in the Company’s judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2021, none of unrecognized future tax benefits would favorably impact the effective tax rate in the future due to a full valuation allowance in the United States. The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Year ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of period	$17.6	$17.0	$18.0
Increase in balance related to tax positions taken during current year	0.3	0.3	0.2
Decrease in balance as a result of a lapse of the applicable statutes of limitations	(0.2)	—	(0.1)
Increase in balance related to tax positions taken during prior years	—	0.3	—
Decrease in balance related to tax positions taken during prior years	(3.9)	—	(1.1)
Balance at end of period	$13.8	$17.6	$17.0
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2019 through 2021, were not material.
The 2015 through 2021 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In addition, the Company remains subject to income tax examination for several other jurisdictions, including in Switzerland for years after 2016, Israel for years after 2019, and France for years after 2016.
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
During the years ended December 31, 2021, 2020 and 2019, the Company recorded $1.7 million, $1.7 million and $13.6 million, respectively, as a reduction to net revenues in connection with amortization of the Warrant.
On December 17, 2019, Comcast exercised the Warrant in its entirety, resulting in a net issuance of 3,217,547 shares.

NOTE 16: EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. Potentially dilutive shares, consisting of outstanding stock options, RSUs, ESPP awards, warrants, and the Company’s Notes, are included in calculation of diluted net income (loss) per share when their effect is dilutive.
The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income (loss)	$13,254	$(29,271)	$(5,924)
Denominator:
Weighted average number of shares outstanding:
Basic	101,484	96,971	89,575
2020 Notes	2,175	—	—
2024 Notes	653	—	—
Stock options	292	—	—
Restricted stock units	1,525	—	—
Stock purchase rights under ESPP	42	—	—
Diluted	106,171	96,971	89,575
Net income (loss) per share:
Basic	$0.13	$(0.30)	$(0.07)
Diluted	$0.12	$(0.30)	$(0.07)
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effect was anti-dilutive:

	Year ended December 31,
(in thousands)	2021	2020	2019
2020 Notes	—	312	1,322
2022 Notes	—	192	n/a
Stock options	8	1,603	2,568
Restricted stock units	27	3,041	2,955
Stock purchase rights under the ESPP	390	531	478
Warrants (1)	—	—	4,321
Total	425	5,679	11,644
(1) Refer to Note 15, “Warrants,” for additional information.
The Company applies the treasury stock method to determine the potential dilutive effect of its convertible debt on earnings per share. The 2020 Notes, 2022 Notes, and 2024 Notes are excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when their respective conversion prices exceeded the average market price for the Company's common stock. Under the if-converted method, the 2022 Notes and the 2024 Notes have potential dilutive effect of 6.6 million shares and 13.3 million shares, respectively.

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
The following table provides summary financial information by reportable segment:

	Year ended December 31,
(in thousands)	2021	2020	2019
Video
Revenue	$288,507	$242,510	$278,028
Gross profit	169,468	132,092	162,156
Operating income	28,460	1,326	15,837
Cable Access
Revenue	$218,642	$136,321	$124,846
Gross profit	93,191	66,661	68,548
Operating income	15,599	11,651	22,171
Total
Revenue	$507,149	$378,831	$402,874
Gross profit	$262,659	$198,753	$230,704
Operating income	$44,059	$12,977	$38,008
A reconciliation of the Company’s total segment operating income to income (loss) before income taxes in as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Total segment operating income	$44,059	$12,977	$38,008
Unallocated corporate expenses (1)	(681)	(3,416)	(4,532)
Stock-based compensation	(24,062)	(18,040)	(12,074)
Amortization of intangibles	(507)	(3,970)	(8,319)
Income (loss) from operations	18,809	(12,449)	13,083
Loss on convertible debt extinguishment	—	(1,362)	(5,695)
Non-operating expense, net	(9,938)	(12,406)	(13,984)
Income (loss) before income taxes	$8,871	$(26,217)	$(6,596)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges and certain other non-recurring charges to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.
Geographic Information

Net revenue (1):	Year ended December 31,
(in thousands)	2021	2020	2019
United States	$282,912	$191,854	$202,272
Other countries	224,237	186,977	200,602
Total	$507,149	$378,831	$402,874
(1) Revenue is attributed to countries based on the location of the customer.

Other than the United States, no single country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2021, 2020 and 2019.

Property and equipment, net:	As of December 31,
(in thousands)	2021	2020
United States	$29,740	$31,017
Israel	8,715	8,803
France	3,656	2,461
Other countries	610	860
Total	$42,721	$43,141
Customer Concentration
One customer, Comcast, accounted for 26%, 20% and 23% of the Company’s total net revenues during the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 18: COMMITMENTS AND CONTINGENCIES
Bank Guarantees and Standby Letters of Credit
As of December 31, 2021 and 2020, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.4 million and $3.3 million, respectively, consisting of building leases and performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.3 million guarantee issued by the Company. There were no amounts outstanding under this credit facility as of December 31, 2021 and 2020.
Indemnification
The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2021.
Purchase Commitments
As of December 31, 2021, the Company had approximately $144.9 million of commitments to purchase goods and services.
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
NOTE 20: SUBSEQUENT EVENT
On February 3, 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2021.
The Company’s independent registered public accounting firm, Armanino LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2021, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2022 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2022 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
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
The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
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

Exhibit Number	Description
3.1 (i)	Certificate of Incorporation of Harmonic Inc., as amended
3.2	Amended and Restated Bylaws of Harmonic Inc.
4.1 (ii)	Form of Common Stock Certificate
4.2 (iii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4.3 (iv)	Indenture, dated September 13, 2019, between the Company and U.S. Bank National Association

4.4	Supplemental Indenture, dated November 15, 2021 by and between the Company and U.S. Bank National Association
4.5 (iv)	Form of 2.00% Convertible Senior Note due 2024 (included in Exhibit 4.1)
4.6 (v)	Description of Common Stock
4.7 (vi)	Indenture, dated June 2, 2020, by and between the Company and U.S. Bank National Association
4.8	Supplemental Indenture, dated November 25, 2021 by and between the Company and U.S. Bank National Association
4.9 (vi)	Form of 4.375% Convertible Senior Note due 2022 (included in Exhibit 4.1)
10.1 (iii)*	Form of Indemnification Agreement
10.2 (vii)*	1995 Stock Plan, as amended and restated on June 10, 2020
10.3 (viii)*	2002 Director Stock Plan, as amended and restated on June 8, 2021
10.4 (viii)*	2002 Employee Stock Purchase Plan, as amended and restated on June 8, 2021
10.5 (ix)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective March 20, 2018
10.6 (ix)*	Form of Control Severance Agreement between Harmonic Inc. and each of Sanjay Kalra, Nimrod Ben-Natan, Ian Graham and Neven Haltmayer
10.7 (x)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement
10.8 (xi)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.9 (xi)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.10 (xi)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.11 (x)	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement
10.12 (xii)
Credit Agreement, dated as of December 19, 2019, by and among Harmonic Inc. and Harmonic International GmbH, as co-borrowers, certain subsidiaries of Harmonic Inc. from time to time party thereto, as guarantors, and JPMorgan Chase Bank, N.A., as lender.

10.13 (vi)	First Amendment to Credit Agreement, dated as of May 28, 2020, by and among Harmonic Inc., Harmonic International GmbH and JPMorgan Chase Bank, N.A.
10.14 (xiii)	Second Amendment to Credit Agreement, dated as of October 30, 2020, by and among Harmonic Inc, Harmonic International GmbH and JP Morgan Chase Bank, N.A.
10.15 (xiv)	Third Amendment to Credit Agreement, dated as of November 10, 2020, by and among Harmonic Inc., Harmonic International GmbH and JP Morgan Chase Bank, N.A.
10.16 (xiv)	Draft Purchase Agreement, dated as of November 10, 2020, by and between Harmonic Inc. and Commerzbank AG, Luxembourg Branch
10.17 (xv)	Cooperation Agreement, dated as of April 9, 2021, by and between Harmonic Inc. And Scopia Capital Management LP.
16.1 (xvi)	Letter dated March 4, 2021 from Armanino LLP to the Securities and Exchange Commission regarding a change in certifying accountant.
21.1	Subsidiaries of Harmonic Inc.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Armanino LLP - Independent Registered Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2021, December 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, December 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, December 31, 2020 and December 31, 2019; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, December 31, 2020 and December 31, 2018; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.
†    Registrant has omitted portions of this exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.
(i)Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(ii)Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(iii)Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.
(iv)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated September 16, 2019.
(v)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(vi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2020.
(vii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 11, 2020.
(viii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 20, 2021.
(ix)Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 26, 2018.
(x)Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(xi)Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 26, 2019.
(xiii)Previously filed as an exhibit to the Company’s Periodic Report on Form 10-Q, dated November 2, 2020.
(xiv)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 17, 2020.
(xv)Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2021.
(xvi)Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 4, 2021.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 28, 2022.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	February 28, 2022
(Patrick J. Harshman)

/s/ SANJAY KALRA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
(Sanjay Kalra)

/s/ PATRICK GALLAGHER	Chairperson	February 28, 2022
(Patrick Gallagher)

/s/ SUSAN G. SWENSON	Director	February 28, 2022
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	February 28, 2022
(Mitzi Reaugh)

/s/ NIKOS THEODOSOPOULOS	Director	February 28, 2022
(Nikos Theodosopoulos)

/s/ DAVID KRALL	Director	February 28, 2022
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	February 28, 2022
(Deborah L. Clifford)

/s/ DAN WHALEN	Director	February 28, 2022
(Dan Whalen)