Form 10-Q
period 2022-04-01
HARMONIC INC
filed 2022-05-05
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 1, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 2, 2022 was 104,489,365.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	April 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$100,739	$133,431
Accounts receivable, net	115,594	88,529
Inventories	81,816	71,195
Prepaid expenses and other current assets	27,251	29,972
Total current assets	325,400	323,127
Property and equipment, net	42,577	42,721
Operating lease right-of-use assets	29,556	30,968
Other non-current assets	63,281	56,657
Goodwill	239,631	240,213
Total assets	$700,445	$693,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$37,518	$36,824
Other debts, current	4,906	4,992
Accounts payable	52,524	64,429
Deferred revenue	75,474	57,226
Operating lease liabilities, current	7,362	7,346
Other current liabilities	53,072	53,644
Total current liabilities	230,856	224,461
Convertible debt, non-current	113,324	98,941
Other debts, non-current	12,740	12,989
Operating lease liabilities, non-current	27,689	29,120
Other non-current liabilities	31,183	31,379
Total liabilities	415,792	396,890
Commitments and contingencies (Note 11)
Convertible debt (Note 6)	—	883
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 104,603 and 102,959 shares issued and outstanding at April 1, 2022 and December 31, 2021, respectively	105	103
Additional paid-in capital	2,362,873	2,387,039
Accumulated deficit	(2,073,288)	(2,087,957)
Accumulated other comprehensive loss	(5,037)	(3,272)
Total stockholders’ equity	284,653	295,913
Total liabilities and stockholders’ equity	$700,445	$693,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	April 1, 2022	April 2, 2021
Revenue:
Appliance and integration	$112,984	$79,976
SaaS and service	34,455	31,600
Total net revenue	147,439	111,576
Cost of revenue:
Appliance and integration	66,382	42,619
SaaS and service	11,875	13,812
Total cost of revenue	78,257	56,431
Total gross profit	69,182	55,145
Operating expenses:
Research and development	28,833	23,528
Selling, general and administrative	36,643	34,911
Amortization of intangibles	—	507
Restructuring and related charges	1,170	43
Total operating expenses	66,646	58,989
Income (loss) from operations	2,536	(3,844)
Interest expense, net	(1,433)	(2,603)
Other income (expense), net	62	1,019
Income (loss) before income taxes	1,165	(5,428)
Provision for income taxes	2,694	696
Net loss	$(1,529)	$(6,124)

Net loss per share:
Basic and diluted	$(0.01)	$(0.06)
Shares used in per share calculation:
Basic and diluted	103,994	99,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net loss	$(1,529)	$(6,124)
Change in foreign currency translation adjustments	(1,702)	(4,249)
Other comprehensive loss before tax	(1,702)	(4,249)
Provision for (benefit from) income taxes	63	(268)
Other comprehensive loss, net of tax	(1,765)	(3,981)
Total comprehensive loss	$(3,294)	$(10,105)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	103	2,354,790	(2,069,618)	(3,272)	282,003
Net loss	—	—	—	(1,529)	—	(1,529)
Other comprehensive loss, net of tax	—	—	—	—	(1,765)	(1,765)
Issuance of common stock under stock option, award and purchase plans	1,877	2	272	—	—	274
Repurchase of common stock	(233)	—	—	(2,141)	—	(2,141)
Stock-based compensation	—	—	7,811	—	—	7,811
Balance at April 1, 2022	104,603	$105	$2,362,873	$(2,073,288)	$(5,037)	$284,653

	Three Months Ended April 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302
Net loss	—	—	—	(6,124)	—	(6,124)
Other comprehensive loss, net of tax	—	—	—	—	(3,981)	(3,981)
Issuance of common stock under stock option, award and purchase plans	2,789	3	4,772	—	—	4,775
Stock-based compensation	—	—	8,362	—	—	8,362
Reclassification from equity to mezzanine equity for 2020 Notes	—	—	(1,564)	—	—	(1,564)
Balance at April 2, 2021	100,993	$101	$2,365,129	$(2,107,335)	$1,875	$259,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net loss	$(1,529)	$(6,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,111	3,057
Amortization of intangibles	—	507
Stock-based compensation	7,586	8,398
Amortization of convertible debt discount	297	1,532
Amortization of warrant	429	429
Foreign currency remeasurement	(563)	(2,609)
Deferred income taxes	627	432
Provision for expected credit losses and returns	1,348	1,089
Provision for excess and obsolete inventories	2,738	644
Other adjustments	77	143
Changes in operating assets and liabilities:
Accounts receivable	(28,479)	(20,758)
Inventories	(11,841)	(1,119)
Other assets	(3,949)	(1,019)
Accounts payable	(12,260)	13,527
Deferred revenues	18,408	11,285
Other liabilities	(3,482)	(7,736)
Net cash provided by (used in) operating activities	(27,482)	1,678
Cash flows from investing activities:
Purchases of property and equipment	(2,438)	(3,645)
Net cash used in investing activities	(2,438)	(3,645)
Cash flows from financing activities:
Repurchase of common stock	(2,141)	—
Repayment of other debts	(99)	(108)
Proceeds from common stock issued to employees	2,966	5,685
Payment of tax withholding obligations related to net share settlements of restricted stock units	(2,693)	(913)
Net cash provided by (used in) financing activities	(1,967)	4,664
Effect of exchange rate changes on cash and cash equivalents	(805)	(565)
Net increase (decrease) in cash and cash equivalents	(32,692)	2,132
Cash and cash equivalents at beginning of period	133,431	98,645
Cash and cash equivalents at end of period	$100,739	$100,777
Supplemental disclosures of cash flow information:
Income taxes, net of refunds	$1,026	$537
Interest payments	$1,178	$1,183
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,328	$973
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include the accounts of Harmonic Inc. and its controlled subsidiaries (collectively, “Harmonic” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for the three month period ended April 1, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2021 Form 10-K. There have been no significant changes to these policies during the three months ended April 1, 2022.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. The Company adopted this ASU on January 1, 2022 on a modified retrospective basis. Among other changes, ASU No. 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature is no longer amortized into income as interest expense over the life of the instrument. The cumulative effect of the ASU adoption was as follows:

		Adjustments from
	Balance at	Adoption of	Balance at
(in thousands)	December 31, 2021	ASU 2020-06	January 1, 2022
Liabilities
Convertible debt, current	$36,824	$626	$37,450
Convertible debt, non-current	98,941	14,167	113,108
Mezzanine equity
Convertible debt	883	(883)	—
Equity
Additional paid-capital	2,387,039	(32,249)	2,354,790
Accumulated deficit	(2,087,957)	18,339	(2,069,618)
The impact of ASU adoption on the consolidated statement of operations for the three months ended April 1, 2022 was a decrease of net interest expense by $1.4 million. This had the effect of decreasing the basic and diluted net loss per share for the three months ended April 1, 2022 by approximately $0.01. The required use of if-converted method to calculate the impact of convertible notes on diluted earnings per share does not have a material impact. The Company is contractually required to settle the principal amount of 2022 Notes and 2024 Notes in cash. Accordingly, the dilutive effect of the Company's 2022 Notes and 2024 Notes will be limited to the conversion premium. The adoption of this ASU does not have any impact on the consolidated statement of cash flows.

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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	April 1, 2022	December 31, 2021
Contract assets	$4,717	$8,101
Deferred revenue	$96,508	$78,167
Contract assets and the non-current portion of Deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Revenue recognized during the three months ended April 1, 2022, that was included within the deferred revenue balance at January 1, 2022, was $23.5 million. Revenue recognized during the three months ended April 2, 2021, that was included within the deferred revenue balance at January 1, 2021 was $30.4 million.
Remaining performance obligations represent contracted revenues that had not yet been recognized and future revenue recognition is expected. The aggregate balance of the Company’s remaining performance obligations as of April 1, 2022 was $518.6 million, of which approximately 82% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 10, “Segment Information” for disaggregated revenue information.
NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Operating lease cost	$1,887	$1,866
Variable lease cost	461	1,099
Total lease cost	$2,348	$2,965
Supplemental information related to leases are as follows:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,916	$1,838
Right-of-use assets obtained in exchange for operating lease obligations	$129	$—
NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	April 1, 2022	December 31, 2021
Accounts receivable	$119,414	$91,382
Less: allowances for expected credit losses and sales returns	(3,820)	(2,853)
Total	$115,594	$88,529

Inventories:	As of
(in thousands)	April 1, 2022	December 31, 2021
Raw materials	$26,491	$22,245
Work-in-process	5,085	3,993
Finished goods	43,012	37,545
Service-related spares	7,228	7,412
Total	$81,816	$71,195

Property and equipment, net:	As of
(in thousands)	April 1, 2022	December 31, 2021
Machinery and equipment	$79,483	$78,461
Capitalized software	38,243	38,306
Leasehold improvements	40,659	40,658
Furniture and fixtures	2,991	2,820
Construction-in-progress	3,048	1,892
Property and equipment, gross	164,424	162,137
Less: accumulated depreciation and amortization	(121,847)	(119,416)
Total	$42,577	$42,721

Other current liabilities:	As of
(in thousands)	April 1, 2022	December 31, 2021
Accrued employee compensation and related expenses	$19,749	$26,820
Other	33,323	26,824
Total	$53,072	$53,644
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

The 2022 Notes became convertible as of April 1, 2022, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on April 1, 2022 was greater than 130% of the conversion price of the 2022 Notes on each applicable trading day. All $37.5 million of the net carrying amount of the 2022 Notes outstanding as of April 1, 2022 was classified as a current liability as of that date.
As the 2022 Notes were issued in exchange for the 2020 Notes, which was accounted for as an extinguishment, the 2022 Notes were initially accounted for at fair value, which was estimated to be $44.4 million. In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2022 Notes was initially valued at $8.3 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital.” The remaining amount of $36.0 million, which represents the fair value of the liability component of the 2022 Notes, was recorded as the initial carrying value of the 2022 Notes. The initial debt discount on the 2022 Notes was $1.7 million, calculated as the difference between the stated principal amount of $37.7 million and the initial carrying value of the liability component of $36.0 million. The debt discount was being amortized, prior to adoption of ASU 2020-06, to interest expense at the effective interest rate over the contractual term of the 2022 Notes.
The following table presents the components of the 2022 Notes:

	As of
(in thousands, except for years and percentages)	April 1, 2022	December 31, 2021
Liability component:
Principal amount	$37,707	$37,707
Less: Debt discount, net of amortization	—	(672)
Less: Debt issuance costs, net of amortization	(189)	(211)
Carrying amount	$37,518	$36,824
Remaining debt discount amortization period (years)	n/a	0.9
Effective interest rate on liability component	n/a	6.95%
The following table presents interest expense recognized for the 2022 Notes:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Contractual interest expense	$412	$412
Amortization of debt discount	—	166
Amortization of debt issuance costs	68	52
Total interest expense recognized	$480	$630
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

In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2024 Notes was valued at $24.9 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital”. The resulting debt discount on the 2024 Notes was being amortized, prior to adoption of ASU 2020-06, to interest expense at the effective interest rate over the contractual term of the 2024 Notes.
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	April 1, 2022	December 31, 2021
Liability component:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	—	(14,576)
Less: Debt issuance costs, net of amortization	(2,176)	(1,983)
Carrying amount	$113,324	$98,941
Remaining debt discount amortization period (years)	n/a	2.7
Effective interest rate on liability component	n/a	7.95%
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Contractual interest expense	$578	$578
Amortization of debt discount	—	1,146
Amortization of debt issuance costs	217	156
Total interest expense recognized	$795	$1,880
NOTE 7: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Cost of revenue	$527	$1,073
Research and development expense	2,536	2,540
Selling, general and administrative expense	4,523	4,785
Total	$7,586	$8,398
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2021	3,878	$7.31
Granted	1,548	9.19
Vested	(1,744)	7.22
Forfeited	(38)	8.11
Balance at April 1, 2022	3,644	$8.26
As of April 1, 2022, an aggregate of 5,610,238 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 1,764,908 shares remained available for future grants. As of April 1, 2022, an aggregate of 713,431 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 527,984 shares remained available for future grants.

Share Repurchase Program
On February 3, 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
During the three months ended April 1, 2022, the company repurchased and retired approximately 0.2 million shares of the Company’s common stock for an aggregate amount of $2.1 million. As of April 1, 2022, approximately $98 million of the share repurchase authorization remained available for repurchases under this program.
NOTE 8: FAIR VALUE MEASUREMENTS
The Company’s financial instruments not measured at fair value on a recurring basis were as follows:

	April 1, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2022 Notes	$37,518	$—	$62,405	$—	$36,824	$—	$78,619	$—
2024 Notes	$113,324	$—	$148,432	$—	$98,941	$—	$173,419	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.
NOTE 9: EARNINGS PER SHARE
The diluted net loss per share was the same as the basic net loss per share for the three months ended April 1, 2022 and April 2, 2021, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for all periods presented. The following table sets forth the potential weighted common shares outstanding that were excluded from the diluted net income (loss) per share computation:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Convertible debt	4,244	1,795
Stock options	387	1,191
Restricted stock units	3,066	2,828
Stock purchase rights under the ESPP	409	340
Total	8,106	6,154
NOTE 10: SEGMENT INFORMATION
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

The following table provides summary financial information by reportable segment:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Video
Revenue	$65,842	$70,331
Gross profit	38,684	38,774
Operating income	3,139	3,772
Cable Access
Revenue	$81,597	$41,245
Gross profit	31,011	17,408
Operating income	8,139	1,296
Total
Revenue	$147,439	$111,576
Gross profit	69,695	56,182
Operating income	$11,278	$5,068
A reconciliation of the Company’s consolidated segment operating income to consolidated income (loss) before income taxes is as follows:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Total consolidated segment operating income	$11,278	$5,068
Unallocated corporate expenses(1)	(1,156)	(7)
Stock-based compensation	(7,586)	(8,398)
Amortization of intangibles	—	(507)
Consolidated income (loss) from operations	2,536	(3,844)
Non-operating expense, net	(1,371)	(1,584)
Income (loss) before income taxes	$1,165	$(5,428)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.

Geographic Information	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Net revenue (1)
United States	$86,878	$67,095
Other countries	60,561	44,481
Total	$147,439	$111,576
(1)  Revenue is attributed to countries based on the location of the customer.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Indemnification
The Company is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through April 1, 2022.

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
•expectations and estimates related to goodwill and intangible assets and their associated carrying value; and
•use of cash, cash needs and ability to raise capital, including repaying our convertible notes or repurchasing our common stock.
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
The worldwide spread of COVID-19 has impacted our business, operations and financial performance. In our Cable Access segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators, which generally occurred in the first half of fiscal 2020 when widespread public health responses were initially implemented, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders. Similarly, in our Video segment, sales of video appliances and services fell during the first several months of the pandemic as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed in the first half of 2020. Since the second half of fiscal 2020, we experienced a rebound and increases in sales activities, transactions and deployments in both business segments, in part due to the loosening of certain COVID-19 restrictions, and customer adaptation to such restrictions. We expect that the COVID-19 pandemic will continue to have an impact on our results of operations.
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
Our critical accounting policies, judgments and estimates are disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the three months ended April 1, 2022.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Appliance and integration	112,984	$79,976	$33,008	41%
as % of total net revenue	77%	72%
SaaS and service	34,455	31,600	2,855	9%
as % of total net revenue	23%	28%
Total net revenue	$147,439	$111,576	$35,863	32%
Appliance and integration net revenue increased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to an increase in our Cable Access segment net revenue as a result of increased penetration of existing CableOS customers and new CableOS customer deployments.

SaaS and service net revenue increased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to increasing SaaS usage from existing customers and activation of new SaaS customers.
Gross Profit

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Gross profit	$69,182	$55,145	$14,037	25%
as % of total net revenue (“gross margin”)	47%	49%	(3)%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin decreased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to unfavorable product mix.

Research and Development Expenses

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Research and development	$28,833	$23,528	$5,305	23%
as % of total net revenue	20%	21%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all of which are associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French R&D tax credits.
Research and development expenses increased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments.
Selling, General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Selling, general and administrative	$36,643	$34,911	$1,732	5%
as % of total net revenue	25%	31%
Selling, general and administrative expenses increased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments.
Amortization of Intangibles

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Amortization of intangibles	$—	$507	$(507)	(100)%
The amortization of intangibles expense decreased in the three months ended April 1, 2022, compared to the corresponding period in 2021, as all intangible assets were fully amortized during the first quarter of fiscal 2021.
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

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Cost of revenue	$(14)	$(36)	$22	(61)%
Operating expenses - Restructuring and related charges	1,170	43	1,127	2,621%
Total restructuring and related charges	$1,156	$7	$1,149	16,414%
Restructuring and related charges increased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities during the first quarter of fiscal 2022.

Interest Expense, Net

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Interest expense, net	$(1,433)	$(2,603)	$1,170	(45)%
Interest expense, net decreased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2022, which eliminated debt discounts on the 2022 Notes and 2024 Notes resulting in elimination of debt discount amortization expense. Refer to Note 2 of the Notes to our Condensed Consolidated Financial Statements for details of the ASU adoption.
Other Income (Expense), Net

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Other income (expense), net	$62	$1,019	$(957)	(94)%
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchange rates of the Euro, British pound, Japanese yen and Israeli shekel. Change in other income (expense), net in the three months ended April 1, 2022, compared to the corresponding period in 2021, was primarily due to foreign currency exchange gains resulting from the fluctuation of the Euro against the U.S. dollar during the first quarter of fiscal 2021.
Income Taxes

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Provision for income taxes	$2,694	$696	$1,998	287%
The provision for income taxes increased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to mandatory capitalization and amortization of research and development expenses in the United States starting January 1, 2022 as required by the Tax Cuts and Jobs Act, which will result in additional income tax expense in the United States.

Segment Financial Results

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Change
Video
Revenue	$65,842	$70,331	$(4,489)	(6)%
as % of total revenue	45%	63%	(18)%
Gross profit	38,684	38,774	(90)	—%
Gross margin %	59%	55%	4%
Operating income (loss)	3,139	3,772	(633)	(17)%
Operating margin %	5%	5%	—%
Cable Access
Revenue	$81,597	$41,245	$40,352	98%
as % of total revenue	55%	37%	18%
Gross profit	31,011	17,408	13,603	78%
Gross margin %	38%	42%	(4)%
Operating income	8,139	1,296	6,843	528%
Operating margin %	10%	3%	7%
Total
Revenue	$147,439	$111,576	$35,863	32%
Video
Our Video segment net revenue decreased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to the timing of a few broadcast projects and the impact of ceasing sales activities in Russia. Video segment operating margin was relatively flat in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to lower revenue offset by higher gross margins.
Cable Access
Our Cable Access segment net revenue increased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily driven by increased penetration of our existing CableOS customers and new CableOS customer deployments. Cable Access segment operating margin increased in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to the increase in revenue and changes in product mix, partially offset by increased costs related to freight and shipping.
Liquidity and Capital Resources
We expect to continue to generate net positive operating cash flow as we have done in the last three fiscal years. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations, the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following April 1, 2022, as well as in the long-term.
Material Cash Requirements
Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future.
As of April 1, 2022, we had outstanding $170.9 million in aggregate principal amount of indebtedness, consisting of our 2022 Notes, 2024 Notes, and other debts, of which $42.7 million is scheduled to become due in the 12-month period following December 31, 2021. As of April 1, 2022, our total minimum lease payments are $43.4 million, of which $5.8 million is due before December 31, 2022.

On February 3, 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominately from our sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of April 1, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $100.7 million, accounts receivable, net, of $115.6 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A.
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
Our cash and cash equivalents of $100.7 million as of April 1, 2022 consisted of bank deposits held throughout the world, of which $79.5 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
Summary of Cash Flows
The table below sets forth selected cash flow data:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Net cash provided by (used in):
Operating activities	$(27,482)	$1,678
Investing activities	(2,438)	(3,645)
Financing activities	(1,967)	4,664
Effect of foreign exchange rate changes on cash and cash equivalents	(805)	(565)
Net increase (decrease) in cash and cash equivalents	$(32,692)	$2,132
Operating Activities
Net cash used in operating activities increased $29.2 million in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to an increase of cash used for working capital.
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
Investing Activities
Net cash used in investing activities decreased $1.2 million in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to lower purchases of property and equipment in the first quarter of fiscal 2022.
Financing Activities
Net cash provided by financing activities decreased $6.6 million in the three months ended April 1, 2022, compared to the corresponding period in 2021, primarily due to lower proceeds from issuance of common stock to employees through stock option exercises and stock repurchase transactions initiated in the first quarter of fiscal 2022.

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
For quantitative and qualitative disclosures about market risk (including foreign currency exchange risk and interest rate risk) affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our exposure related to market risk has not changed materially since December 31, 2021.
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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended April 1, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although most of our employees are working remotely due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three months ended April 1, 2022 accounted for approximately 70% of our net revenue, compared to 61% for the corresponding period in 2021. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three months ended April 1, 2022 and April 2, 2021, Comcast accounted for approximately 31% and 23% of our net revenue, respectively. During the three months ended April 1, 2022, Intelsat and Vodafone accounted for approximately 13% and 10% of our net revenue, respectively. During the three months ended April 2, 2021, SES accounted for 16% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
•uncertainty in the European Union due to unrest or violence in Ukraine that the on going military conflict with the Russian Federation have caused, which could adversely affect our results, financial condition and prospects;
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

•Challenges in establishing certain new customer relationships due to travel and meeting restrictions as a result of COVID-19; and
•Our modified business practices in response to the pandemic, such as having most of our employees work remotely, canceling all non-essential employee travel, and cancelling, postponing or holding virtually events and meetings. We may in the future be required to, or choose voluntarily to, take additional actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees, we have been and will continue to be flexible in allowing or limiting access to our various office locations based on local conditions. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively affect our business, our financial condition and operating results could be adversely affected.
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
We outsource a portion of our research and development and product support activities to our third-party partner, GlobalLogic, a Hitachi group company. Through GlobalLogic, we have a significant number of engineering resources located in Kyiv, Ukraine that are dedicated to our Cable Access and Video business segments. Political, social and economic instability and unrest or violence in Ukraine from the ongoing military conflict with the Russian Federation have caused, and may continue to cause, disruptions to the business and operations of GlobalLogic, which could slow or delay the development work our outsourced engineering teams are undertaking for us. Any escalation of political tensions, military activity, instability, unrest or conflict could limit or prevent our employees from traveling to, from, or within Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine, and/or cause GlobalLogic to relocate personnel to other locations or countries pursuant to its business continuity plans. Any resulting delays could negatively impact our product development efforts, operating results and our business. In addition, increased costs associated with managing or relocating our outsourced engineering teams in Ukraine, or engaging with alternative engineering resources outside of Ukraine, could negatively impact our operating results and financial condition.
We may not be able to effectively manage our operations.
As of April 1, 2022, we had 911 employees in our international operations, representing approximately 71% of our worldwide workforce. In recent years, we have expanded our international operations significantly. For example, upon the closing of our acquisition of Thomson Video Networks (“TVN”) on February 29, 2016, we added 438 employees, most of whom were based in France. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working mostly or completely from home, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of April 1, 2022, we maintained facilities in Israel with a total of 232 employees, or approximately 18% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
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

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, particularly in Silicon Valley, Israel and Hong Kong where we have significant research and development activities, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality, non-solicitation and ownership of inventions, we generally do not have non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and operating results. We may need to increase our existing compensation levels in certain markets or for certain roles in response to competition, rising inflation or labor shortages, which may increase our operating costs. Furthermore, a certain portion of our personnel in the United States is comprised of foreign nationals whose ability to work for us depends on obtaining the necessary visas. Our ability to hire and retain foreign nationals in the United States, and their ability to remain and work in the United States, is affected by various laws and regulations, including limitations on the availability of visas. Changes in United States laws or regulations affecting the availability of visas have, and may continue to adversely affect, our ability to hire or retain key personnel and as a result may impair our operations.
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
Our corporate headquarters is located in California, which is prone to earthquakes. In addition, climate change is contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes, such as floods, wildfires and droughts. We have employees, consultants and contractors located in regions and countries around the world. In the event that any of our business, sales or research and development centers or offices in the United States or internationally are adversely affected by an earthquake, flood, wildfire or by any other natural disaster, we may sustain damage to our operations and properties, which could cause a sustained interruption or loss of affected operations, and cause us to suffer significant financial losses.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19. We believe that our existing cash of approximately $100.7 million at April 1, 2022 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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

The Company adopted this ASU on January 1, 2022 on a modified retrospective basis. Refer to Note 2 of the Notes to our Condensed Consolidated Financial Statements for details of the ASU adoption. During the fourth quarter of fiscal 2021, the Company and the trustee for 2022 Notes and 2024 Notes entered into supplemental indentures for both 2022 Notes and 2024 Notes. Pursuant to the supplemental indentures, the Company eliminated its option to settle the principal of the Notes in shares of the Company's common stock upon conversion. Accordingly, the dilutive effect of the Company's 2022 Notes and 2024 Notes will be limited to the conversion premium.

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
As of April 1, 2022, we had approximately $239.6 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
At April 1, 2022, we held 113 issued U.S. patents and 46 issued foreign patents, and had 53 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue for the three months ended April 1, 2022 and April 2, 2021 derived from customers outside of the United States represented approximately 41% and 40% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 3, 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of April 1, 2022, approximately $98 million of the share repurchase authorization remained available.
The following table summarizes the repurchase activity for the three months ended April 1, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
January 1, 2022 - January 28, 2022	n/a	n/a	n/a	n/a
January 29, 2022 - February 25, 2022	57,438	$9.29	57,438	$99
February 26, 2022 - April 1, 2022	175,889	$9.15	175,889	$98
Total	233,327		233,327
(1) Average price paid per share in the period includes commission.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1(i)	Amendment to Cooperation Agreement, dated as of March 24, 2022, by and between Harmonic Inc. and Scopia Capital Management LP.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at April 1, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended April 1, 2022 and April 2, 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 1, 2022 and April 2, 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 1, 2022 and April 2, 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2022 and April 2, 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

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
(i) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 29, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Sanjay Kalra
Sanjay Kalra
Chief Financial Officer
Date: May 5, 2022