Form 10-Q
period 2022-07-01
HARMONIC INC
filed 2022-08-05
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 1, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 1, 2022 was 105,059,780.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	July 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$121,819	$133,431
Accounts receivable, net	106,351	88,529
Inventories	82,636	71,195
Prepaid expenses and other current assets	27,620	29,972
Total current assets	338,426	323,127
Property and equipment, net	41,604	42,721
Operating lease right-of-use assets	27,183	30,968
Other non-current assets	54,315	56,657
Goodwill	236,931	240,213
Total assets	$698,459	$693,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$37,588	$36,824
Other debts, current	4,717	4,992
Accounts payable	38,515	64,429
Deferred revenue	74,599	57,226
Operating lease liabilities, current	6,950	7,346
Other current liabilities	59,615	53,644
Total current liabilities	221,984	224,461
Convertible debt, non-current	113,541	98,941
Other debts, non-current	11,060	12,989
Operating lease liabilities, non-current	25,885	29,120
Other non-current liabilities	29,153	31,379
Total liabilities	401,623	396,890
Commitments and contingencies (Note 12)
Convertible debt (Note 7)	—	883
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 105,061 and 102,959 shares issued and outstanding at July 1, 2022 and December 31, 2021, respectively	105	103
Additional paid-in capital	2,371,001	2,387,039
Accumulated deficit	(2,061,320)	(2,087,957)
Accumulated other comprehensive loss	(12,950)	(3,272)
Total stockholders’ equity	296,836	295,913
Total liabilities and stockholders’ equity	$698,459	$693,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue:
Appliance and integration	$121,868	$78,598	$234,852	$158,574
SaaS and service	35,578	34,850	70,033	66,450
Total net revenue	157,446	113,448	304,885	225,024
Cost of revenue:
Appliance and integration	62,341	40,365	128,723	82,984
SaaS and service	12,704	12,578	24,579	26,390
Total cost of revenue	75,045	52,943	153,302	109,374
Total gross profit	82,401	60,505	151,583	115,650
Operating expenses:
Research and development	29,920	24,783	58,753	48,311
Selling, general and administrative	36,768	33,586	73,411	68,497
Amortization of intangibles	—	—	—	507
Restructuring and related charges	631	—	1,801	43
Total operating expenses	67,319	58,369	133,965	117,358
Income (loss) from operations	15,082	2,136	17,618	(1,708)
Interest expense, net	(1,394)	(2,630)	(2,827)	(5,233)
Other income (expense), net	4,274	(147)	4,336	872
Income (loss) before income taxes	17,962	(641)	19,127	(6,069)
Provision for income taxes	3,122	1,368	5,816	2,064
Net income (loss)	$14,840	$(2,009)	$13,311	$(8,133)

Net income (loss) per share:
Basic	$0.14	$(0.02)	$0.13	$(0.08)
Diluted	$0.14	$(0.02)	$0.12	$(0.08)
Weighted average shares outstanding:
Basic	104,630	101,218	104,312	100,539
Diluted	108,984	101,218	109,774	100,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income (loss)	$14,840	$(2,009)	$13,311	$(8,133)
Change in foreign currency translation adjustments	(7,608)	783	(9,310)	(2,930)
Other comprehensive income (loss) before tax	(7,608)	783	(9,310)	(2,930)
Provision for (benefit from) income taxes	305	(57)	368	211
Other comprehensive income (loss), net of tax	(7,913)	840	(9,678)	(3,141)
Total comprehensive income (loss)	$6,927	$(1,169)	$3,633	$(11,274)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended July 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2022	104,603	$105	$2,362,873	$(2,073,288)	$(5,037)	$284,653
Net income	—	—	—	14,840	—	14,840
Other comprehensive loss, net of tax	—	—	—	—	(7,913)	(7,913)
Issuance of common stock under stock option, award and purchase plans	782	—	2,773	—	—	2,773
Repurchase of common stock	(324)	—	—	(2,872)	—	(2,872)
Stock-based compensation	—	—	5,355	—	—	5,355
Balance at July 1, 2022	105,061	$105	$2,371,001	$(2,061,320)	$(12,950)	$296,836

	Three Months Ended July 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at April 2, 2021	100,993	$101	$2,365,129	$(2,107,335)	$1,875	$259,770
Net loss	—	—	—	(2,009)	—	(2,009)
Other comprehensive income, net of tax	—	—	—	—	840	840
Issuance of common stock under stock option, award and purchase plans	801	1	3,099	—	—	3,100
Stock-based compensation	—	—	4,059	—	—	4,059
Reclassification from mezzanine equity to equity for 2022 Notes	—	—	1,564	—	—	1,564
Balance at July 2, 2021	101,794	$102	$2,373,851	$(2,109,344)	$2,715	$267,324

	Six Months Ended July 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	103	2,354,790	(2,069,618)	(3,272)	282,003
Net income	—	—	—	13,311	—	13,311
Other comprehensive loss, net of tax	—	—	—	—	(9,678)	(9,678)
Issuance of common stock under stock option, award and purchase plans	2,659	2	3,045	—	—	3,047
Repurchase of common stock	(557)	—	—	(5,013)	—	(5,013)
Stock-based compensation	—	—	13,166	—	—	13,166
Balance at July 1, 2022	105,061	$105	$2,371,001	$(2,061,320)	$(12,950)	$296,836

	Six Months Ended July 2, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302
Net loss	—	—	—	(8,133)	—	(8,133)
Other comprehensive loss, net of tax	—	—	—	—	(3,141)	(3,141)
Issuance of common stock under stock option, award and purchase plans	3,590	4	7,871	—	—	7,875
Stock-based compensation	—	—	12,421	—	—	12,421
Balance at July 2, 2021	101,794	$102	$2,373,851	$(2,109,344)	$2,715	$267,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net income (loss)	$13,311	$(8,133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,128	6,164
Amortization of intangibles	—	507
Stock-based compensation	13,161	12,429
Amortization of convertible debt discount	596	3,093
Amortization of warrant	863	863
Foreign currency remeasurement	(1,680)	(1,897)
Deferred income taxes	1,401	981
Provision for expected credit losses and returns	1,648	2,230
Provision for excess and obsolete inventories	3,805	1,004
Gains on sale of investment in equity securities	(4,370)	—
Other adjustments	338	111
Changes in operating assets and liabilities:
Accounts receivable	(21,386)	(36,709)
Inventories	(15,429)	(8,825)
Other assets	(1,367)	882
Accounts payable	(23,355)	14,544
Deferred revenues	16,393	15,553
Other liabilities	4,287	15,642
Net cash provided by (used in) operating activities	(5,656)	18,439
Cash flows from investing activities:
Proceeds from sale of investment	7,962	—
Purchases of property and equipment	(5,504)	(7,685)
Net cash provided by (used in) investing activities	2,458	(7,685)
Cash flows from financing activities:
Repurchase of common stock	(5,013)	—
Proceeds from other debts	3,499	3,772
Repayment of other debts	(4,393)	(5,401)
Proceeds from common stock issued to employees	6,130	9,068
Payment of tax withholding obligations related to net share settlements of restricted stock units	(3,083)	(1,194)
Net cash provided by (used in) financing activities	(2,860)	6,245
Effect of exchange rate changes on cash and cash equivalents	(5,554)	(467)
Net increase (decrease) in cash and cash equivalents	(11,612)	16,532
Cash and cash equivalents at beginning of period	133,431	98,645
Cash and cash equivalents at end of period	$121,819	$115,177
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$624	$1,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for the three and six month periods ended July 1, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Certain prior period balances have been reclassified to conform to the current period’s presentation. These reclassifications did not have a material impact on previously reported financial statements.
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2021 Form 10-K. There have been no significant changes to these policies during the six months ended July 1, 2022.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. The Company adopted ASU 2020-06 effective on January 1, 2022, using the modified retrospective method. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature is no longer amortized into income as interest expense over the life of the instrument. The cumulative effect of the ASU adoption was as follows:

		Adjustments from
	Balance at	Adoption of	Balance at
(in thousands)	December 31, 2021	ASU 2020-06	January 1, 2022
Liabilities
Convertible debt, current	$36,824	$626	$37,450
Convertible debt, non-current	98,941	14,167	113,108
Mezzanine equity
Convertible debt	883	(883)	—
Equity
Additional paid-capital	2,387,039	(32,249)	2,354,790
Accumulated deficit	(2,087,957)	18,339	(2,069,618)
The impact of ASU adoption on the consolidated statement of operations for the three and six months ended July 1, 2022 was to decrease net interest expense by $1.4 million and $2.7 million, respectively. This had the effect of increasing the basic and diluted net income per share for the three and six months ended July 1, 2022 by approximately $0.01 and $0.03, respectively. The required use of if-converted method to calculate the impact of convertible notes on diluted earnings per share does not have a material impact. The Company is contractually required to settle the principal amount of 2022 Notes and 2024 Notes in cash. Accordingly, the dilutive effect of the Company's 2022 Notes and 2024 Notes will be limited to the conversion premium. The adoption of this ASU does not have any impact on the consolidated statement of cash flows.
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

NOTE 3: INVESTMENTS IN EQUITY SECURITIES
In May 2022, the Company sold its investment in Encoding.com, Inc. for total consideration of up to approximately $10.7 million. The Company received $7.8 million in May 2022 and recognized a gain of $4.2 million. The balance of the consideration of up to approximately $2.9 million will be payable to the Company within 18 months from the date of sale, subject to certain conditions and indemnity obligations, and will be recorded upon receipt by the Company.
NOTE 4: CONTRACT ASSETS AND DEFERRED REVENUE
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	July 1, 2022	December 31, 2021
Contract assets	$4,737	$8,101
Deferred revenue	$94,199	$78,167
Contract assets and the non-current portion of Deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Revenue recognized during the three months ended July 1, 2022 and July 2, 2021, that was included in the deferred revenue balances at December 31, 2021 and 2020 was $11.3 million and $8.6 million, respectively. Revenue recognized during the six months ended July 1, 2022 and July 2, 2021, that was included in the deferred revenue balances at December 31, 2021 and 2020, was $34.8 million and $39.2 million, respectively.
Remaining performance obligations represent contracted revenues that had not yet been recognized and future revenue recognition is expected. The aggregate balance of the Company’s remaining performance obligations as of July 1, 2022 was $497.9 million, of which approximately 83% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 11, “Segment Information” for disaggregated revenue information.
NOTE 5: LEASES
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Operating lease cost	$2,148	$1,877	$4,035	$3,743
Variable lease cost	431	518	892	1,027
Total lease cost	$2,579	$2,395	$4,927	$4,770
Supplemental information related to leases are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,962	$1,919	$3,878	$3,757
Right-of-use assets obtained in exchange for operating lease obligations	$77	$5,476	$206	$5,476

NOTE 6: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	July 1, 2022	December 31, 2021
Accounts receivable	$109,268	$91,382
Less: allowances for expected credit losses and sales returns	(2,917)	(2,853)
Total	$106,351	$88,529

Inventories:	As of
(in thousands)	July 1, 2022	December 31, 2021
Raw materials	$27,916	$22,245
Work-in-process	3,623	3,993
Finished goods	43,955	37,545
Service-related spares	7,142	7,412
Total	$82,636	$71,195

Prepaid expenses and other current assets:	As of
(in thousands)	July 1, 2022	December 31, 2021
Prepaid expenses	$5,824	$8,074
Contract assets	4,737	8,101
Other current assets	17,059	13,797
Total	$27,620	$29,972

Property and equipment, net:	As of
(in thousands)	July 1, 2022	December 31, 2021
Machinery and equipment	$80,200	$78,461
Capitalized software	37,945	38,306
Leasehold improvements	40,347	40,658
Furniture and fixtures	2,904	2,820
Construction-in-progress	3,421	1,892
Property and equipment, gross	164,817	162,137
Less: accumulated depreciation and amortization	(123,213)	(119,416)
Total	$41,604	$42,721

Other current liabilities:	As of
(in thousands)	July 1, 2022	December 31, 2021
Accrued employee compensation and related expenses	$20,943	$26,820
Other	38,672	26,824
Total	$59,615	$53,644

NOTE 7: CONVERTIBLE DEBT
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
The 2022 Notes continue to remain convertible as of July 1, 2022, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ended on July 1, 2022 was greater than 130% of the conversion price of the 2022 Notes on each applicable trading day. All $37.6 million of the net carrying amount of the 2022 Notes outstanding as of July 1, 2022 was classified as a current liability as of that date.
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
As discussed in the Note 2. “Recent Accounting Pronouncements”, effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, accounted for the Convertible debt as a single liability measured at amortized cost.

The following table presents the components of the 2022 Notes:

	As of
(in thousands, except for years and percentages)	July 1, 2022	December 31, 2021
Liability component:
Principal amount	$37,707	$37,707
Less: Debt discount, net of amortization	—	(672)
Less: Debt issuance costs, net of amortization	(119)	(211)
Carrying amount	$37,588	$36,824
Remaining debt discount amortization period (years)	n/a	0.9
Effective interest rate on liability component	n/a	6.95%
The following table presents interest expense recognized for the 2022 Notes:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Contractual interest expense	$412	$412	$824	$824
Amortization of debt discount	—	171	—	337
Amortization of debt issuance costs	70	53	138	105
Total interest expense recognized	$482	$636	$962	$1,266
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
As discussed in the Note 2. “Recent Accounting Pronouncements”, effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, accounted for the Convertible debt as a single liability measured at amortized cost.

The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	July 1, 2022	December 31, 2021
Liability component:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	—	(14,576)
Less: Debt issuance costs, net of amortization	(1,959)	(1,983)
Carrying amount	$113,541	$98,941
Remaining debt discount amortization period (years)	n/a	2.7
Effective interest rate on liability component	n/a	7.95%
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Contractual interest expense	$578	$578	$1,156	$1,156
Amortization of debt discount	—	1,166	—	2,312
Amortization of debt issuance costs	217	158	434	314
Total interest expense recognized	$795	$1,902	$1,590	$3,782
NOTE 8: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of revenue	$604	$222	$1,131	$1,295
Research and development expense	1,317	1,031	3,853	3,571
Selling, general and administrative expense	3,654	2,780	8,177	7,565
Total	$5,575	$4,033	$13,161	$12,431
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2021	3,878	$7.31
Granted	2,441	9.11
Vested	(2,089)	7.22
Forfeited	(89)	8.12
Balance at July 1, 2022	4,141	$8.50
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002 (“1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 12, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2021 Form 10-K for details pertaining to each plan.
The Company’s stockholders approved an amendment to the ESPP at the 2022 annual meeting of stockholders (the “2022 Annual Meeting”) to increase the number of shares of common stock reserved for issuance under the ESPP by 1,000,000 shares. The Company’s stockholders also approved an amendment to the 1995 Stock Plan at the 2022 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 7,000,000 shares. As of July 1, 2022, an aggregate of 5,184,432 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 933,074 shares remained available for future grants. As of July 1, 2022, an aggregate of 713,431 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 516,858 shares remained available for future grants.

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
During the six months ended July 1, 2022, the company repurchased and retired approximately 0.6 million shares of the Company’s common stock for an aggregate amount of $5.0 million. As of July 1, 2022, approximately $95.0 million of the share repurchase authorization remained available for repurchases under this program.
NOTE 9: FAIR VALUE MEASUREMENTS
The Company’s financial instruments not measured at fair value on a recurring basis were as follows:

	July 1, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2022 Notes	$37,588	$—	$57,503	$—	$36,824	$—	$78,619	$—
2024 Notes	$113,541	$—	$137,437	$—	$98,941	$—	$173,419	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.
NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator:
Net income (loss)	$14,840	$(2,009)	$13,311	$(8,133)
Denominator:
Weighted average number of shares outstanding:
Basic	104,630	101,218	104,312	100,539
2022 Notes	2,365	—	2,537	—
2024 Notes	491	—	1,014	—
Stock options	234	—	249	—
Restricted stock units	1,193	—	1,627	—
Stock purchase rights under the ESPP	71	—	35	—
Diluted	108,984	101,218	109,774	100,539
Net income (loss) per share:
Basic	$0.14	$(0.02)	$0.13	$(0.08)
Diluted	$0.14	$(0.02)	$0.12	$(0.08)
The diluted net loss per share was the same as basic net loss per share for the three and six months ended July 2, 2021, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for these periods. The following table sets forth the potential weighted common shares outstanding and anti-dilutive weighted shares that were excluded from the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
2022 Notes	—	1,645	—	1,720
Stock options	—	839	—	1,015
Restricted stock units	48	2,961	53	2,895
Stock purchase rights under the ESPP	398	404	404	372
Total	446	5,849	457	6,002
NOTE 11: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (the “CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer. Based on the Company’s internal reporting structure, the Company consists of two operating segments: Video and Cable Access. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications Pay-TV service providers. The Cable Access segment provides cable access solutions and related services to cable operators globally. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.
The following table provides summary financial information by reportable segment:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Video
Revenue	$76,215	$63,355	$142,057	$133,686
Gross profit	48,136	37,571	86,820	76,345
Operating income	11,271	1,559	14,410	5,331
Cable Access
Revenue	$81,231	$50,093	$162,828	$91,338
Gross profit	34,936	23,538	65,947	40,946
Operating income	10,131	4,992	18,270	6,288
Total
Revenue	$157,446	$113,448	$304,885	$225,024
Gross profit	83,072	61,109	152,767	117,291
Operating income	21,402	6,551	32,680	11,619
A reconciliation of the Company’s consolidated segment operating income to consolidated income (loss) before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Total consolidated segment operating income	$21,402	$6,551	$32,680	$11,619
Unallocated corporate expenses(1)	(745)	(382)	(1,901)	(389)
Stock-based compensation	(5,575)	(4,033)	(13,161)	(12,431)
Amortization of intangibles	—	—	—	(507)
Consolidated income (loss) from operations	15,082	2,136	17,618	(1,708)
Non-operating expense, net	2,880	(2,777)	1,509	(4,361)
Income (loss) before income taxes	$17,962	$(641)	$19,127	$(6,069)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.

Geographic Information	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net revenue (1)
United States	$106,109	$61,294	$192,987	$128,389
Other countries	51,337	52,154	111,898	96,635
Total	$157,446	$113,448	$304,885	$225,024
(1)  Revenue is attributed to countries based on the location of the customer.
NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnification
The Company is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through July 1, 2022.
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
•macroeconomic conditions, including inflation, rising interest rates, ongoing global supply chain disruptions, volatile capital markets and foreign currency fluctuations, particularly in certain geographies, and in financial markets;
•the impact of geopolitical events, including Russia-Ukraine conflict on our business and the markets in which we operate;
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
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, including the impacts of the COVID-19 pandemic and the Russia-Ukraine conflict, such as inflation, rising interest rates, ongoing supply chain disruptions, volatility in capital markets and foreign currency fluctuations; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
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
More recently, the United States has experienced high levels of inflation, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced customer spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk.
The extent to which our operations will be impacted by the COVID-19 pandemic, the Russia-Ukraine conflict and economic uncertainty will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including ongoing supply chain disruptions and the pricing and availability of certain materials and components, increased costs relating to securing timely and sufficient supply of key product components, new waves of infection in the countries and regions of the world in which we operate or conduct business, the impact of global vaccination efforts, and actions and policies of governments and businesses in response to future phases of the pandemic. As such, given the uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of COVID-19 or the Russia-Ukraine conflict on our future results of operations. Refer to “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for additional information.

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
Our critical accounting policies, judgments and estimates are disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the six months ended July 1, 2022.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Appliance and integration	$121,868	$78,598	$43,270	55%	$234,852	$158,574	$76,278	48%
as % of total net revenue	77%	69%			77%	70%
SaaS and service	35,578	34,850	728	2%	70,033	66,450	3,583	5%
as % of total net revenue	23%	31%			23%	30%
Total net revenue	$157,446	$113,448	$43,998	39%	$304,885	$225,024	$79,861	35%
Appliance and integration net revenue increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to an increase in our Cable Access segment net revenue as a result of increased penetration of existing CableOS customers and new CableOS customer deployments.
SaaS and service net revenue increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to increasing SaaS usage from existing customers and activation of new SaaS customers.

Gross Profit

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Gross profit	$82,401	$60,505	$21,896	36%	$151,583	$115,650	$35,933	31%
as % of total net revenue (“gross margin”)	52%	53%	(1)%		50%	51%	(2)%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin decreased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to unfavorable product mix.
Research and Development Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Research and development	$29,920	$24,783	$5,137	21%	$58,753	$48,311	$10,442	22%
as % of total net revenue	19%	22%			19%	21%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all of which are associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French R&D credits.
Research and development expenses increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments.
Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Selling, general and administrative	$36,768	$33,586	$3,182	9%	$73,411	$68,497	$4,914	7%
as % of total net revenue	23%	30%			24%	30%
Selling, general and administrative expenses increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Amortization of intangibles	$—	$—	$—	n/a	$—	$507	$(507)	(100)%
The amortization of intangibles expense decreased in the six months ended July 1, 2022, compared to the corresponding period in 2021, as all intangible assets were fully amortized during the first quarter of fiscal 2021.

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

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Cost of revenue	$114	$382	$(268)	(70)%	$100	$346	$(246)	(71)%
Operating expenses - Restructuring and related charges	631	—	631	100%	1,801	43	1,758	4,088%
Total restructuring and related charges	$745	$382	$363	95%	$1,901	$389	$1,512	389%
Restructuring and related charges increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in fiscal 2022, including the impact of ceasing operations in Russia.
Interest Expense, Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Interest expense, net	$(1,394)	$(2,630)	$1,236	(47)%	$(2,827)	$(5,233)	$2,406	(46)%
Interest expense, net decreased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2022, which eliminated debt discounts on the 2022 Notes and 2024 Notes resulting in an elimination of debt discount amortization expense. Refer to Note 2 of the Notes to our Condensed Consolidated Financial Statements for details of the ASU adoption.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Other income (expense), net	$4,274	$(147)	$4,421	(3,007)%	$4,336	$872	$3,464	397%
Other income (expense), net is primarily comprised of gain on sale of investments in equity securities, foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our other income (expense), net increased during the fiscal 2022 period presented, relative to the corresponding prior year periods, primarily due to a gain of $4.2 million recorded on the sale of our investment in Encoding.com. Refer to Note 3 of the Notes to our Condensed Consolidated Financial Statements for details on the sale of investments in Encoding.com.
Income Taxes

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Provision for income taxes	$3,122	$1,368	$1,754	128%	$5,816	$2,064	$3,752	182%
The provision for income taxes increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to mandatory capitalization and amortization of research and development expenses in the United States starting January 1, 2022 as required by the Tax Cuts and Jobs Act, which will result in additional income tax expense in the United States. In addition, there was an increase in foreign income in 2022 which resulted in additional foreign income tax.

Segment Financial Results

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Change		July 1, 2022	July 2, 2021	Change
Video
Revenue	$76,215	$63,355	$12,860	20%	$142,057	$133,686	$8,371	6%
as % of total revenue	48%	56%	(8)%		47%	59%	(12)%
Gross profit	48,136	37,571	10,565	28%	86,820	76,345	10,475	14%
Gross margin %	63%	59%	4%		61%	57%	4.0%
Operating income	11,271	1,559	9,712	623%	14,410	5,331	9,079	(170)%
Operating margin %	15%	2%	13%		10%	4%	6%
Cable Access
Revenue	$81,231	$50,093	$31,138	62%	$162,828	$91,338	$71,490	78%
as % of total revenue	52%	44%	8%		53%	41%	12%
Gross profit	34,936	23,538	11,398	48%	65,947	40,946	25,001	61%
Gross margin %	43%	47%	(4)%		40.5%	45%	(4.5)%
Operating income	10,131	4,992	5,139	103%	18,270	6,288	11,982	191%
Operating margin %	12%	10%	2%		11%	7%	4%
Total
Revenue	$157,446	$113,448	$43,998	39%	$304,885	$225,024	$79,861	35%
Video
Our Video segment net revenue increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to growth in SaaS and Appliance products, partially offset by the timing of a few broadcast projects and the impact of ceasing sales activities in Russia. Video segment operating margin increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to higher revenue and margin expansion in SaaS and Appliance.
Cable Access
Our Cable Access segment net revenue increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily driven by increased penetration of our existing CableOS customers and new CableOS customer deployments. Cable Access segment operating margin increased in the three and six months ended July 1, 2022, compared to the corresponding periods in 2021, primarily due to the increase in revenue and changes in product mix, partially offset by increased costs related to freight and shipping.
Liquidity and Capital Resources
We expect to continue to generate net positive operating cash flow as we have done in the last three fiscal years. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations, the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following July 1, 2022, as well as in the long-term.
Material Cash Requirements
Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future.
As of July 1, 2022, we had outstanding $169.0 million in aggregate principal amount of indebtedness, consisting of our 2022 Notes, 2024 Notes, and other debts, of which $42.4 million is scheduled to become due in the 12-month period following July 1, 2022. As of July 1, 2022, our total minimum lease payments are $40.5 million, of which $3.7 million is due before December 31, 2022.

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
As of July 1, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $121.8 million, accounts receivable, net, of $106.4 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A.
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
Our cash and cash equivalents of $121.8 million as of July 1, 2022 consisted of bank deposits held throughout the world, of which $76.3 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
Summary of Cash Flows
The table below sets forth selected cash flow data:

	Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021
Net cash provided by (used in):
Operating activities	$(5,656)	$18,439
Investing activities	2,458	(7,685)
Financing activities	(2,860)	6,245
Effect of foreign exchange rate changes on cash and cash equivalents	(5,554)	(467)
Net increase (decrease) in cash and cash equivalents	$(11,612)	$16,532
Operating Activities
Net cash used in operating activities increased $24.1 million in the six months ended July 1, 2022, compared to the corresponding period in 2021, primarily due to an increase of cash used for working capital, partially offset by net income in fiscal 2022, as compared to a net loss in fiscal 2021.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including, but not limited to, the impact of COVID-19, the Russia-Ukraine conflict and related macroeconomic conditions on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash provided by investing activities increased $10.1 million in the six months ended July 1, 2022, compared to the corresponding period in 2021, primarily due to proceeds from sale of investments in Encoding.com and lower purchases of property and equipment in fiscal 2022.
Financing Activities
Net cash used in financing activities increased $9.1 million in the six months ended July 1, 2022, compared to the corresponding period in 2021, primarily due to stock repurchase transactions initiated in fiscal 2022 and lower proceeds from issuance of common stock to employees through stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our operating results, financial position or liquidity due to adverse changes in market prices and rates. We are exposed to market risk because of changes in inflation rates, interest rates, foreign currency exchange rates, when other currencies held by our subsidiaries are measured against the U.S. dollar, and to changes in the value of financial instruments held by us.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition other than its impacts to the global economy. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, or results of operations.
For quantitative and qualitative disclosures about foreign currency exchange risk and interest rate risk affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our exposure related to foreign currency exchange risk and interest rate risk has not changed materially since December 31, 2021.
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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended July 1, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, in recent years, streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including inflation, rising interest rates, lower consumer confidence, volatile capital markets, ongoing supply chain disruptions and the impacts of the COVID-19 pandemic and Russia-Ukraine conflict, and government and business responses thereto, on the global economy and regional economies;
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
•the impact of fluctuations in currency exchange rates, such as the strengthening of the U.S. dollar; and
•discretionary end-user customer spending patterns.
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

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, due to the ongoing COVID-19 pandemic, Russia-Ukraine conflict and related inflationary pressure, and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three and six months ended July 1, 2022 accounted for approximately 70% and 69% of our net revenue, respectively, compared to 55% and 57% for the corresponding periods in 2021. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three and six months ended July 1, 2022, Comcast accounted for approximately 37% and 34% of our net revenue, respectively. During the three and six months ended July 2, 2021, Comcast accounted for approximately 31% and 27% of our net revenue, respectively. During the three and six months ended July 1, 2022, Intelsat accounted for approximately 11% and 12% of our net revenue, respectively. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
In addition, in most quarters, we are involved in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.
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
In addition, some of our larger competitors may have more long-standing and established relationships with certain domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets and may be better able to navigate periods of market uncertainty, such as the uncertainty caused by the COVID-19 pandemic, Russia-Ukraine conflict and inflation. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the global economic uncertainty caused by the COVID-19 pandemic, the Russia-Ukraine conflict, inflation and government and business responses thereto as well as related supply chain and labor shortage issues;
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
•uncertainty in the European Union due to unrest or violence in Ukraine that the ongoing military conflict with the Russian Federation have caused, which could adversely affect our results, financial condition and prospects;
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
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans and restrictions, social distancing requirements and shelter-in-place orders. The pandemic and these related responses have caused, and may continue to cause, decreased demand for our offerings or delayed purchasing decisions by our customers, a global slowdown of economic activity (including inflation and related changes in monetary policies), supply chain constraints, and significant volatility and disruption of financial markets.
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
•Challenges in establishing certain new customer relationships due to travel and meeting restrictions as a result of COVID-19; and
•Our modified business practices, particularly in the earlier phases of the pandemic, such as having most of our employees work remotely, canceling all non-essential employee travel, and cancelling, postponing or holding virtual events and meetings. We may in the future be required to, or choose voluntarily to, take additional actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees, and we have been and will continue to be flexible in allowing or limiting access to our various office locations based on local conditions. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively affect our business, our financial condition and operating results could be adversely affected.

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
As of July 1, 2022, we had 935 employees in our international operations, representing approximately 72% of our worldwide workforce. In recent years, we have expanded our international operations significantly. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. The COVID-19 pandemic has resulted in a significant majority of our employees working partly or mostly from home, which has required us to allocate additional resources towards IT and operations, and which may create new challenges for our operational and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of July 1, 2022, we maintained facilities in Israel with a total of 237 employees, or approximately 18% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Cable Access business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19, the Russia-Ukraine conflict and related macroeconomic conditions. We believe that our existing cash of approximately $121.8 million at July 1, 2022 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. To the extent we raise capital through debt financing arrangements, we may be required to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and the interest on such debt may adversely affect our operating results. Further, rising interest rates may reduce our access to debt financing, which may adversely affect our future business plans and expected growth, and would increase the cost of long-term fixed rate and short-term variable rate borrowings, which could reduce our earnings.
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
As of July 1, 2022, we had approximately $236.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
At July 1, 2022, we held 118 issued U.S. patents and 46 issued foreign patents, and had 53 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Our products are subject to U.S. export control laws, and may be exported outside the United States only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to the United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”) requesting information about transactions involving Iran. The transactions were by the French company TVN, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. Harmonic is fully cooperating in the OFAC investigation. If we are found to have violated U.S. export control laws as a result of the pending OFAC investigation or future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. While we do not anticipate the impact of the OFAC investigation to be material on our business, our business and operating results could be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.
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
Revenue for the six months ended July 1, 2022 and July 2, 2021 derived from customers outside of the United States represented approximately 37% and 43% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the COVID-19 pandemic and the Russia-Ukraine conflict;
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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, rising interest rates, volatile capital markets and ongoing supply chain disruptions and the related impacts of the COVID-19 pandemic and the Russia-Ukraine conflict;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 3, 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of July 1, 2022, approximately $95 million of the share repurchase authorization remained available.
The following table summarizes the repurchase activity for the three months ended July 1, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
April 2, 2022 - April 29, 2022	124,912	$8.77	124,912	$97
April 30, 2022 - May 27, 2022	96,191	$9.01	96,191	$96
May 28, 2022 - July 1, 2022	102,764	$8.84	102,764	$95
Total	323,867		323,867
(1) Average price paid per share in the period includes commission.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at July 1, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022 and July 2, 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 1, 2022 and July 2, 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended July 1, 2022 and July 2, 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2022 and July 2, 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: August 5, 2022