Form 10-Q
period 2022-09-30
HARMONIC INC
filed 2022-11-04
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 31, 2022 was 105,436,413.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$105,280	$133,431
Accounts receivable, net	105,581	88,529
Inventories	99,024	71,195
Prepaid expenses and other current assets	26,798	29,972
Total current assets	336,683	323,127
Property and equipment, net	40,431	42,721
Operating lease right-of-use assets	25,258	30,968
Other non-current assets	61,625	56,657
Goodwill	233,874	240,213
Total assets	$697,871	$693,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$37,657	$36,824
Other debts, current	4,401	4,992
Accounts payable	60,892	64,429
Deferred revenue	58,023	57,226
Operating lease liabilities, current	6,591	7,346
Other current liabilities	54,378	53,644
Total current liabilities	221,942	224,461
Convertible debt, non-current	113,761	98,941
Other debts, non-current	10,095	12,989
Operating lease liabilities, non-current	24,132	29,120
Other non-current liabilities	27,320	31,379
Total liabilities	397,250	396,890
Commitments and contingencies (Note 12)
Convertible debt (Note 7)	—	883
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 105,421 and 102,959 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	105	103
Additional paid-in capital	2,375,529	2,387,039
Accumulated deficit	(2,052,700)	(2,087,957)
Accumulated other comprehensive loss	(22,313)	(3,272)
Total stockholders’ equity	300,621	295,913
Total liabilities and stockholders’ equity	$697,871	$693,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Revenue:
Appliance and integration	$116,441	$91,853	$351,293	$250,427
SaaS and service	39,297	34,468	109,330	100,918
Total net revenue	155,738	126,321	460,623	351,345
Cost of revenue:
Appliance and integration	64,932	47,326	193,655	130,310
SaaS and service	12,202	12,841	36,781	39,231
Total cost of revenue	77,134	60,167	230,436	169,541
Total gross profit	78,604	66,154	230,187	181,804
Operating expenses:
Research and development	30,466	26,552	89,219	74,863
Selling, general and administrative	36,379	34,231	109,790	102,728
Amortization of intangibles	—	—	—	507
Restructuring and related charges	335	—	2,136	43
Total operating expenses	67,180	60,783	201,145	178,141
Income from operations	11,424	5,371	29,042	3,663
Interest expense, net	(1,284)	(2,686)	(4,111)	(7,919)
Other income (expense), net	(118)	(213)	4,218	659
Income (loss) before income taxes	10,022	2,472	29,149	(3,597)
Provision for income taxes	1,282	942	7,098	3,006
Net income (loss)	$8,740	$1,530	$22,051	$(6,603)

Net income (loss) per share:
Basic	$0.08	$0.01	$0.21	$(0.07)
Diluted	$0.08	$0.01	$0.20	$(0.07)
Weighted average shares outstanding:
Basic	105,228	102,099	104,617	101,057
Diluted	113,185	106,421	110,911	101,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income (loss)	$8,740	$1,530	$22,051	$(6,603)
Change in foreign currency translation adjustments	(8,840)	(2,372)	(18,150)	(5,302)
Other comprehensive loss before tax	(8,840)	(2,372)	(18,150)	(5,302)
Provision for income taxes	523	128	891	339
Other comprehensive loss, net of tax	(9,363)	(2,500)	(19,041)	(5,641)
Total comprehensive income (loss)	$(623)	$(970)	$3,010	$(12,244)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2022	105,061	$105	$2,371,001	$(2,061,320)	$(12,950)	$296,836
Net income	—	—	—	8,740	—	8,740
Other comprehensive loss, net of tax	—	—	—	—	(9,363)	(9,363)
Issuance of common stock under stock option, award and purchase plans, net	374	—	(1,932)	—	—	(1,932)
Repurchase of common stock	(14)	—	—	(120)	—	(120)
Stock-based compensation	—	—	6,460	—	—	6,460
Balance at September 30, 2022	105,421	$105	$2,375,529	$(2,052,700)	$(22,313)	$300,621

	Three Months Ended October 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at July 2, 2021	101,794	$102	$2,373,851	$(2,109,344)	$2,715	$267,324
Net income	—	—	—	1,530	—	1,530
Other comprehensive loss, net of tax	—	—	—	—	(2,500)	(2,500)
Issuance of common stock under stock option, award and purchase plans, net	755	1	1,907	—	—	1,908
Stock-based compensation	—	—	6,534	—	—	6,534
Reclassification from equity to mezzanine equity for 2022 Notes	—	—	(1,115)	—	—	(1,115)
Balance at October 1, 2021	102,549	$103	$2,381,177	$(2,107,814)	$215	$273,681

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	103	2,354,790	(2,069,618)	(3,272)	282,003
Net income	—	—	—	22,051	—	22,051
Other comprehensive loss, net of tax	—	—	—	—	(19,041)	(19,041)
Issuance of common stock under stock option, award and purchase plans, net	3,033	3	1,112	—	—	1,115
Repurchase of common stock	(571)	(1)	—	(5,133)	—	(5,134)
Stock-based compensation	—	—	19,627	—	—	19,627
Balance at September 30, 2022	105,421	$105	$2,375,529	$(2,052,700)	$(22,313)	$300,621

	Nine Months Ended October 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302
Net loss	—	—	—	(6,603)	—	(6,603)
Other comprehensive loss, net of tax	—	—	—	—	(5,641)	(5,641)
Issuance of common stock under stock option, award and purchase plans, net	4,345	5	9,778	—	—	9,783
Stock-based compensation	—	—	18,955	—	—	18,955
Reclassification from equity to mezzanine equity for 2022 Notes	—	—	(1,115)	—	—	(1,115)
Balance at October 1, 2021	102,549	$103	$2,381,177	$(2,107,814)	$215	$273,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net income (loss)	$22,051	$(6,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,225	9,395
Amortization of intangibles	—	507
Stock-based compensation	19,621	18,863
Amortization of convertible debt discount	897	4,685
Amortization of warrant	1,298	1,302
Foreign currency remeasurement	(3,312)	(3,435)
Deferred income taxes	1,798	1,268
Provision for expected credit losses and returns	1,835	3,049
Provision for excess and obsolete inventories	4,521	1,849
Gains on sale of investment in equity securities	(4,370)	—
Other adjustments	419	215
Changes in operating assets and liabilities:
Accounts receivable	(22,115)	(12,470)
Inventories	(34,952)	(18,783)
Other assets	(10,371)	2,614
Accounts payable	1,305	10,144
Deferred revenues	(955)	9,978
Other liabilities	(770)	11,078
Net cash provided by (used in) operating activities	(13,875)	33,656
Cash flows from investing activities:
Proceeds from sale of investment	7,962	—
Purchases of property and equipment	(7,389)	(10,570)
Net cash provided by (used in) investing activities	573	(10,570)
Cash flows from financing activities:
Repurchase of common stock	(5,133)	—
Proceeds from other debts	3,499	3,861
Repayment of other debts	(4,480)	(6,070)
Proceeds from common stock issued to employees	6,129	11,401
Taxes paid related to net share settlement of equity awards	(5,014)	(1,619)
Net cash provided by (used in) financing activities	(4,999)	7,573
Effect of exchange rate changes on cash and cash equivalents	(9,850)	(870)
Net increase (decrease) in cash and cash equivalents	(28,151)	29,789
Cash and cash equivalents at beginning of period	133,431	98,645
Cash and cash equivalents at end of period	$105,280	$128,434
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$819	$1,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2021 Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2022.
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
The impact of ASU adoption on the consolidated statement of operations for the three and nine months ended September 30, 2022 was to decrease net interest expense by $1.4 million and $4.2 million, respectively. This had the effect of increasing the basic and diluted net income per share for the three and nine months ended September 30, 2022 by approximately $0.01 and $0.04, respectively. The required use of if-converted method to calculate the impact of convertible notes on diluted earnings per share does not have a material impact. The Company is contractually required to settle the principal amount of 2022 Notes and 2024 Notes in cash. Accordingly, the dilutive effect of the Company's 2022 Notes and 2024 Notes will be limited to the conversion premium. The adoption of this ASU does not have any impact on the consolidated statement of cash flows.
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Contract assets	$5,378	$8,101
Deferred revenue	$76,563	$78,167
Contract assets and the non-current portion of Deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Revenue recognized during the three months ended September 30, 2022 and October 1, 2021, that was included in the deferred revenue balances at December 31, 2021 and 2020 was $7.9 million and $8.2 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and October 1, 2021, that was included in the deferred revenue balances at December 31, 2021 and 2020, was $42.7 million and $47.3 million, respectively.
Remaining performance obligations represent contracted revenues that had not yet been recognized and future revenue recognition is expected. The aggregate balance of the Company’s remaining performance obligations as of September 30, 2022 was $504.3 million, of which approximately 81% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 11, “Segment Information” for disaggregated revenue information.
NOTE 5: LEASES
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Operating lease cost	$1,767	$1,911	$5,802	$5,654
Variable lease cost	503	467	1395	1494
Total lease cost	$2,270	$2,378	$7,197	$7,148
Supplemental information related to leases are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,925	$1,987	$5,803	$5,744
Right-of-use assets obtained in exchange for operating lease obligations	$—	$194	$206	$5,670

NOTE 6: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$108,304	$91,382
Less: allowances for expected credit losses and sales returns	(2,723)	(2,853)
Total	$105,581	$88,529

Inventories:	As of
(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$35,456	$22,245
Work-in-process	3,181	3,993
Finished goods	53,689	37,545
Service-related spares	6,698	7,412
Total	$99,024	$71,195

Prepaid expenses and other current assets:	As of
(in thousands)	September 30, 2022	December 31, 2021
Prepaid expenses	$5,648	$8,074
Contract assets	5,426	8,101
Other current assets	15,724	13,797
Total	$26,798	$29,972

Property and equipment, net:	As of
(in thousands)	September 30, 2022	December 31, 2021
Machinery and equipment	$81,637	$78,461
Capitalized software	37,615	38,306
Leasehold improvements	40,048	40,658
Furniture and fixtures	2,876	2,820
Construction-in-progress	3,035	1,892
Property and equipment, gross	165,211	162,137
Less: accumulated depreciation and amortization	(124,780)	(119,416)
Total	$40,431	$42,721

Other current liabilities:	As of
(in thousands)	September 30, 2022	December 31, 2021
Accrued employee compensation and related expenses	$21,521	$26,820
Other	32,857	26,824
Total	$54,378	$53,644

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
Prior to the close of business on the business day immediately preceding September 1, 2022, the 2022 Notes were convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on June 26, 2020 (and only during such fiscal quarter), if the last reported sale price of Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Common Stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2022 Notes are convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances. As of September 30, 2022, the 2022 Notes were convertible and the net carrying amount of $37.6 million was classified as a current liability.
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
The following table presents the components of the 2022 Notes:

	As of
(in thousands, except for years and percentages)	September 30, 2022	December 31, 2021
Liability component:
Principal amount	$37,707	$37,707
Less: Debt discount, net of amortization	—	(672)
Less: Debt issuance costs, net of amortization	(50)	(211)
Carrying amount	$37,657	$36,824
Remaining debt discount amortization period (years)	n/a	0.9
Effective interest rate on liability component	n/a	6.95%

The following table presents interest expense recognized for the 2022 Notes:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Contractual interest expense	$412	$412	$1,236	$1,236
Amortization of debt discount	—	171	—	508
Amortization of debt issuance costs	69	54	207	159
Total interest expense recognized	$481	$637	$1,443	$1,903
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
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	September 30, 2022	December 31, 2021
Liability component:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	—	(14,576)
Less: Debt issuance costs, net of amortization	(1,739)	(1,983)
Carrying amount	$113,761	$98,941
Remaining debt discount amortization period (years)	n/a	2.7
Effective interest rate on liability component	n/a	7.95%

The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Contractual interest expense	$578	$578	$1,734	$1,734
Amortization of debt discount	—	1,193	—	3,505
Amortization of debt issuance costs	220	162	654	476
Total interest expense recognized	$798	$1,933	$2,388	$5,715
NOTE 8: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cost of revenue	$607	$545	$1,691	$1,840
Research and development expense	2,109	2,129	5,988	5,699
Selling, general and administrative expense	3,744	3,762	11,942	11,328
Total	$6,460	$6,436	$19,621	$18,867
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2021	3,878	$7.31
Granted	2,637	9.25
Vested	(2,634)	7.48
Forfeited	(120)	8.39
Balance at September 30, 2022	3,761	$8.63
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002 (“1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 12, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2021 Form 10-K for details pertaining to each plan.
The Company’s stockholders approved an amendment to the ESPP at the 2022 annual meeting of stockholders (the “2022 Annual Meeting”) to increase the number of shares of common stock reserved for issuance under the ESPP by 1,000,000 shares. The Company’s stockholders also approved an amendment to the 1995 Stock Plan at the 2022 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 7,000,000 shares. As of September 30, 2022, an aggregate of 11,645,946 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 7,760,174 shares remained available for future grants. As of September 30, 2022, an aggregate of 706,377 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 524,199 shares remained available for future grants.
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
During the nine months ended September 30, 2022, the company repurchased and retired approximately 0.6 million shares of the Company’s common stock for an aggregate amount of $5.1 million. As of September 30, 2022, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program.

NOTE 9: FAIR VALUE MEASUREMENTS
The Company’s financial instruments not measured at fair value on a recurring basis were as follows:

	September 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2022 Notes	$37,657	$—	$87,245	$—	$36,824	$—	$78,619	$—
2024 Notes	$113,761	$—	$180,358	$—	$98,941	$—	$173,419	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.
NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Numerator:
Net income (loss)	$8,740	$1,530	$22,051	$(6,603)
Denominator:
Weighted average number of shares outstanding:
Basic	105,228	102,099	104,617	101,057
2022 Notes	3,078	2,356	2,718	—
2024 Notes	2,678	461	1,569	—
Stock options	218	311	238	—
Restricted stock units	1,920	1,185	1,725	—
Stock purchase rights under the ESPP	63	9	44	—
Diluted	113,185	106,421	110,911	101,057
Net income (loss) per share:
Basic	$0.08	$0.01	$0.21	$(0.07)
Diluted	$0.08	$0.01	$0.20	$(0.07)
The diluted net loss per share was the same as basic net loss per share for the nine months ended October 1, 2021, as the inclusion of potential common shares outstanding would have been anti-dilutive due to the Company’s net losses for the period. The following table sets forth the potential weighted common shares outstanding and anti-dilutive weighted shares that were excluded from the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
2022 Notes	—	—	—	2,085
Stock options	—	—	—	926
Restricted stock units	22	69	43	3,079
Stock purchase rights under the ESPP	—	—	—	381
Total	22	69	43	6,471

NOTE 11: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (the “CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer. Based on the Company’s internal reporting structure, the Company consists of two operating segments: Video and Broadband. During the third quarter of fiscal 2022, the Company’s Cable Access segment was renamed the Broadband segment to reflect a broader strategic view of the category. There has been no change to the composition of the segment; therefore, no prior periods were restated. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications Pay-TV service providers. The Broadband segment provides cable access solutions and related services to cable operators globally. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.
The following table provides summary financial information by reportable segment:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Video
Revenue	$63,824	$68,729	$205,881	$202,415
Gross profit	37,859	42,534	124,679	118,879
Operating income	2,907	7,904	17,317	13,235
Broadband
Revenue	$91,914	$57,592	$254,742	$148,930
Gross profit	41,343	24,165	107,290	65,111
Operating income	15,303	3,903	33,573	10,191
Total
Revenue	$155,738	$126,321	$460,623	$351,345
Gross profit	79,202	66,699	231,969	183,990
Operating income	18,210	11,807	50,890	23,426
A reconciliation of the Company’s consolidated segment operating income to consolidated income (loss) before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Total consolidated segment operating income	$18,210	$11,807	$50,890	$23,426
Unallocated corporate expenses(1)	(326)	—	(2,227)	(389)
Stock-based compensation	(6,460)	(6,436)	(19,621)	(18,867)
Amortization of intangibles	—	—	—	(507)
Consolidated income from operations	11,424	5,371	29,042	3,663
Non-operating income (expense), net	(1,402)	(2,899)	107	(7,260)
Income (loss) before income taxes	$10,022	$2,472	$29,149	$(3,597)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.

Geographic Information	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net revenue (1)
United States	$89,940	$64,451	$282,927	$192,840
Other countries	65,798	61,870	177,696	158,505
Total	$155,738	$126,321	$460,623	$351,345
(1)  Revenue is attributed to countries based on the location of the customer.

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnification
The Company is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 30, 2022.
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
NOTE 13: SUBSEQUENT EVENT
On October 28, 2022, the Company entered into a fourth amendment (“Amendment No.4”) to its existing credit agreement, dated December 19, 2019 by and among the Company and Harmonic International GmbH as co-borrowers, certain subsidiaries of the Company from time to time party thereto, as guarantors, and JPMorgan Chase Bank, N.A., as lender (as amended, the “Credit Agreement”) to, among other things (i) extend the maturity date of the Credit Agreement to the earlier of (a) October 28, 2025 or (b) subject to certain exceptions, the date that is 90 days prior to the maturity date of the 2024 Notes (to the extent such notes remain outstanding as of such date), (ii) amend the interest rate provisions to replace LIBOR with SOFR as the interest rate benchmark and (iii) make certain other revisions as more fully set forth therein. As amended, the revolving loans bear interest, at the Company’s election, at a floating rate per annum equal to either (1) 2.00% plus the greater of (i) 2.50% and (ii) the prime rate as reported in the Wall Streat Journal from time to time, or (2) 3.00% plus adjusted term SOFR for an interest period of one, three or six months. The Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $25 million. No amounts were drawn as of the date of this Quarterly Report on Form 10-Q.

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
•the impact of geopolitical events, including the Russia-Ukraine conflict and rising tensions between China and Taiwan, on our business and the markets in which we operate;
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
We conduct business in three geographic regions - the Americas, EMEA and APAC - and operate in two segments, Video and Broadband. During the third quarter of fiscal 2022, our Cable Access segment was renamed the Broadband segment to reflect a broader strategic view of the category. There has been no change to the composition of the segment; therefore, no prior periods were restated. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telecommunications (“telco”) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions. Our Broadband business sells cable access solutions and related services, including our CableOS software-based cable access solution, primarily to cable operators globally.
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
The worldwide spread of COVID-19 has impacted our business, operations and financial performance. In our Broadband segment, COVID-19 led to delays in certain deployments and new engagements with some cable operators, which generally occurred in the first half of fiscal 2020 when widespread public health responses were initially implemented, including travel bans and restrictions, social distancing requirements, and shelter-in-place orders. Similarly, in our Video segment, sales of video appliances and services fell during the first several months of the pandemic as transactions or shipments were delayed and we were unable to complete certain field deployment projects as customer facilities closed in the first half of 2020. Since the second half of fiscal 2020, we experienced a rebound and increases in sales activities, transactions and deployments in both business segments, in part due to the loosening of certain COVID-19 restrictions, and customer adaptation to such restrictions. We expect that the effects of the COVID-19 pandemic, will continue to have an impact on our results of operations.
More recently, the United States has experienced high levels of inflation, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced customer spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic, macroeconomic conditions, geopolitical disruptions pandemic and concerns over inflation risk.

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
Our Broadband strategy is focused on continuing to develop and deliver software-based cable access technologies, which we refer to as our CableOS solutions, to our cable operator customers. We believe our CableOS software-based cable access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, DAA or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS 3.1 and/or FTTH data, video and voice services. We believe our CableOS solutions resolve space and power constraints in cable operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us become a major player in the cable access market. In the meantime, we believe our Broadband segment will continue to gain momentum in the marketplace as our customers adopt and deploy our virtualized DOCSIS 3.1 CMTS and FTTH solutions and distributed access architectures. We continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements.

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
Our critical accounting policies, judgments and estimates are disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these policies during the nine months ended September 30, 2022.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Appliance and integration	$116,441	$91,853	$24,588	27%	$351,293	$250,427	$100,866	40%
as % of total net revenue	75%	73%			76%	71%
SaaS and service	39,297	34,468	4,829	14%	109,330	100,918	8,412	8%
as % of total net revenue	25%	27%			24%	29%
Total net revenue	$155,738	$126,321	$29,417	23%	$460,623	$351,345	$109,278	31%

Appliance and integration net revenue increased in the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, primarily due to an increase in our Broadband segment net revenue as a result of increased penetration of existing Broadband customers and new Broadband customer deployments.
SaaS and service net revenue increased in the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, primarily due to increasing SaaS usage from existing customers and activation of new SaaS customers.
Gross Profit

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Gross profit	$78,604	$66,154	$12,450	19%	$230,187	$181,804	$48,383	27%
as % of total net revenue (“gross margin”)	50%	52%	(2)%		50%	52%	(2)%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin decreased in the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, primarily due to increased mix of Broadband segment revenue as a portion of total company revenue.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Research and development	$30,466	$26,552	$3,914	15%	$89,219	$74,863	$14,356	19%
as % of total net revenue	20%	21%			19%	21%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all of which are associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French research and development credits.
Research and development expenses increased in the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments.
Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Selling, general and administrative	$36,379	$34,231	$2,148	6%	$109,790	$102,728	$7,062	7%
as % of total net revenue	23%	27%			24%	29%
Selling, general and administrative expenses increased in the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments.
Amortization of Intangibles

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Amortization of intangibles	$—	$—	$—	n/a	$—	$507	$(507)	(100)%
The amortization of intangibles expense decreased in the nine months ended September 30, 2022, compared to the corresponding period in 2021, as all intangible assets were fully amortized during the first quarter of fiscal 2021.

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

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Cost of revenue	$(9)	$—	$(9)	n/a	$91	$346	$(255)	(74)%
Operating expenses
Restructuring and related charges	335	—	335	n/a	2,136	43	2,093	4,867%
Total restructuring and related charges	$326	$—	$326	n/a	$2,227	$389	$1,838	472%
Restructuring and related charges increased in the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in fiscal 2022, including the impact of ceasing operations in Russia.
Interest Expense, Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Interest expense, net	$(1,284)	$(2,686)	$1,402	(52)%	$(4,111)	$(7,919)	$3,808	(48)%
Interest expense, net decreased in the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2022, which eliminated debt discounts on the 2022 Notes and 2024 Notes resulting in an elimination of debt discount amortization expense. Refer to Note 2 of the Notes to our Condensed Consolidated Financial Statements for details of the ASU adoption.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Other income (expense), net	$(118)	$(213)	$95	(45)%	$4,218	$659	$3,559	540%
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Change in other income (expense), net in the three months ended September 30, 2022, compared to the corresponding period in 2021, was primarily due to foreign currency exchange losses resulting from the fluctuation of the Euro against the U.S. dollar. Change in other income (expense), net in the nine months ended September 30, 2022, compared to the corresponding period in 2021, was primarily due to a gain of $4.2 million recorded on the sale of our investment in Encoding.com in May 2022. Refer to Note 3 of the Notes to our Condensed Consolidated Financial Statements for details on the sale of investments in Encoding.com.

Income Taxes

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Provision for income taxes	$1,282	$942	$340	36%	$7,098	$3,006	$4,092	136%
The provision for income taxes increased during the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021. The increase was largely driven by the mandatory capitalization and amortization of research and development expenses in the United States starting January 1, 2022, as required by the Tax Cuts and Jobs Act, which results in additional income tax expense in the United States. In addition, there was an increase in foreign income in 2022 which resulted in additional foreign income tax.
Segment Financial Results

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Change		September 30, 2022	October 1, 2021	Change
Video
Revenue	$63,824	$68,729	$(4,905)	(7)%	$205,881	$202,415	$3,466	2%
as % of total revenue	41%	54%	(13)%		45%	58%	(13)%
Gross profit	37,859	42,534	(4,675)	(11)%	124,679	118,879	5,800	5%
Gross margin %	59%	62%	(3)%		61%	59%	2.0%
Operating income	2,907	7,904	(4,997)	(63)%	17,317	13,235	4,082	(31)%
Operating margin %	5%	12%	(7)%		8%	7%	1%
Broadband
Revenue	$91,914	$57,592	$34,322	60%	$254,742	$148,930	$105,812	71%
as % of total revenue	59%	46%	13%		55%	42%	13%
Gross profit	41,343	24,165	17,178	71%	107,290	65,111	42,179	65%
Gross margin %	45%	42%	3%		42.1%	44%	(1.9)%
Operating income	15,303	3,903	11,400	292%	33,573	10,191	23,382	229%
Operating margin %	17%	7%	10%		13%	7%	6%
Total
Revenue	$155,738	$126,321	$29,417	23%	$460,623	$351,345	$109,278	31%
Video
Our Video segment net revenue decreased during the current three-month period, primarily due to a reduction in sales of Appliance products. Net revenue increased during the current nine-month period, primarily due to growth in SaaS and Appliance products, partially offset by the timing of a few broadcast projects and the impact of ceasing sales activities in Russia. Video segment operating margin decreased during the current three-month period, primarily due to near-record video segment margins generated in the comparative period, due to favorable software mix. Operating margin increased during the current nine-month period mainly due to higher revenue and margin expansion in SaaS and Appliance.
Broadband
Our Broadband segment net revenue increased during the current three and nine-month periods, primarily driven by increased penetration of our existing Broadband customers and new Broadband customer deployments. Our Broadband segment operating margin increased during the current three and nine-month periods, primarily due to the increase in revenue and margin expansion.

Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, working capital and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations, the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 30, 2022, as well as in the long-term.
Material Cash Requirements
Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future.
As of September 30, 2022, we had outstanding $167.7 million in aggregate principal amount of indebtedness, consisting of our 2022 Notes, 2024 Notes, and other debts, of which $42.1 million is scheduled to become due in the 12-month period following September 30, 2022. As of September 30, 2022, our total minimum lease payments are $37.8 million, of which $1.7 million is due before December 31, 2022.
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
As of September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $105.3 million, accounts receivable, net, of $105.6 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A. The Credit Agreement was renewed in October 2022. Refer to Note 13 of the Notes to our Condensed Consolidated Financial Statements for details on the renewal of the Credit Agreement.
Our cash and cash equivalents of $105.3 million as of September 30, 2022 consisted of bank deposits held throughout the world, of which $69.6 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
Summary of Cash Flows
The table below sets forth selected cash flow data:

	Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021
Net cash provided by (used in):
Operating activities	$(13,875)	$33,656
Investing activities	573	(10,570)
Financing activities	(4,999)	7,573
Effect of foreign exchange rate changes on cash and cash equivalents	(9,850)	(870)
Net increase (decrease) in cash and cash equivalents	$(28,151)	$29,789

Operating Activities
Net cash used in operating activities increased $47.5 million in the nine months ended September 30, 2022, compared to the corresponding period in 2021, primarily due to an increase of cash used for working capital mainly for inventories and prepaid supplier deposits for future growth, partially offset by net income in fiscal 2022, as compared to a net loss in fiscal 2021.
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
Investing Activities
Net cash provided by investing activities increased $11.1 million in the nine months ended September 30, 2022, compared to the corresponding period in 2021, primarily due to proceeds from sale of investments in Encoding.com and lower purchases of property and equipment in fiscal 2022.
Financing Activities
Net cash used in financing activities increased $12.6 million in the nine months ended September 30, 2022, compared to the corresponding period in 2021, primarily due to stock repurchase transactions initiated in fiscal 2022 and lower proceeds from issuance of common stock to employees through stock option exercises.
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

Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Such assertions arise in the normal course of our operations. The resolution of any such assertions and claims cannot be predicted with certainty. Refer to Note 12 of the Notes to our Condensed Consolidated Financial Statements for details on legal proceedings.

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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three and nine months ended September 30, 2022 accounted for approximately 66% and 68% of our net revenue, respectively, compared to 59% and 56% for the corresponding periods in 2021. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three and nine months ended September 30, 2022, Comcast accounted for approximately 38% and 35% of our net revenue, respectively. During the three and nine months ended October 1, 2021, Comcast accounted for approximately 23% and 25% of our net revenue, respectively. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
Our competitors in our Video appliance business include ATEME, MediaKind, Synamedia, Grass Valley, Evertz Microsystems, CommScope and Imagine Communications. Our competitors in our Video SaaS business include Amazon Web Services (“AWS”), Kaltura, iStreamPlanet, Brightcove and Edgecast. Our competitors in our Broadband business include Adtran, CommScope, Casa Systems, Cisco Systems, Vecima Networks and Calix.
A number of our principal business competitors in both of our business segments are substantially larger and/or may have access to greater financial, technical, marketing or other resources than we have. Consolidation in the Video industry has led to the acquisition of a number of our historic competitors over the last several years by private equity firms and by AWS. With respect to our Broadband business, our competitors are generally substantially larger than us.
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
Further, some of our competitors have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing or payment terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Also, some competitors that are smaller than us have engaged in, and may continue to engage in, aggressive price competition in order to gain customer traction and market share. Reductions in prices for any of our products could materially and adversely affect our operating margins and revenue.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the global economic uncertainty caused by the COVID-19 pandemic, the Russia-Ukraine conflict, rising tensions between China and Taiwan, inflation and government and business responses thereto as well as related supply chain and labor shortage issues;
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
These risks could be heightened during a substantial economic slowdown because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and other pandemics, such as the COVID-19 pandemic, which has adversely impacted and may continue to adversely impact our supply chain. These risks could also be heightened by geopolitical factors. For example, a number of the components we use in our products pass through Taiwan. Deterioration of relations between Taiwan and China, the resulting actions taken by either side, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, international sales and operations. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.
Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our French and Israeli operations are outsourced to another third-party manufacturer in France and Israel, respectively. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2023.

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
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses. The pandemic and these related responses have caused, and may continue to cause, decreased demand for our offerings or delayed purchasing decisions by our customers, a global slowdown of economic activity (including inflation and related changes in monetary policies), supply chain constraints, and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, and may continue to subject us to a number of risks, including, but not limited to, those discussed below:
•Declines in demand for our offerings or delays in purchasing decisions as a result of the initial COVID-19 outbreak, which generally occurred in the first half of 2020 and may occur in the future, and general economic uncertainty causing a number of businesses to delay or reduce costs;
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

While we have seen improvements in our markets in recent periods, we remain cautious given the impact the pandemic has, and continues to have, on global supply chains and the pricing and availability of certain materials and components. The severity, magnitude and duration of the effects of the COVID-19 pandemic, the public health responses and its economic consequences continue to be uncertain, dynamic and difficult to predict, and the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our customers and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: government, business and individual actions that have been and may continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response to local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; and the success of vaccination efforts and pace of recovery in the regions and countries where we conduct business, including the impact of any subsequent and further restrictions of economic activity or subsequent outbreaks of COVID-19. As a result of the uncertainty and disrupted market conditions due to the COVID-19 pandemic, our business, operating results and financial condition has been and may continue to be adversely affected.
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
We outsource a portion of our research and development and product support activities to our third-party partner, GlobalLogic, a Hitachi group company. Through GlobalLogic, we have a significant number of engineering resources located in Kyiv, Ukraine that are dedicated to our Broadband and Video business segments. Political, social and economic instability and unrest or violence in Ukraine from the ongoing military conflict with the Russian Federation have caused, and may continue to cause, disruptions to the business and operations of GlobalLogic, which could slow or delay the development work our outsourced engineering teams are undertaking for us. Any escalation of political tensions, military activity, instability, unrest or conflict could limit or prevent our employees from traveling to, from, or within Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine, and/or cause GlobalLogic to relocate personnel to other locations or countries pursuant to its business continuity plans. Any resulting delays could negatively impact our product development efforts, operating results and our business. In addition, increased costs associated with managing or relocating our outsourced engineering teams in Ukraine, or engaging with alternative engineering resources outside of Ukraine, could negatively impact our operating results and financial condition.

We may not be able to effectively manage our operations.
As of September 30, 2022, we had 962 employees in our international operations, representing approximately 72% of our worldwide workforce. In recent years, we have expanded our international operations significantly. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of September 30, 2022, we maintained facilities in Israel with a total of 245 employees, or approximately 18% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Broadband business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
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
We engage in the design, development and manufacture and sale of a variety of video and broadband products and system solutions, which has required, and will continue to require, significant research and development expenditures.
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19, the Russia-Ukraine conflict and related macroeconomic conditions. We believe that our existing cash of approximately $105.3 million at September 30, 2022 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. Further, volatility in equity capital markets may adversely affect market prices of our common stock. This may materially and adversely affect our ability to raise additional capital through public or private equity offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. To the extent we raise capital through debt financing arrangements, we may be required to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and the interest on such debt may adversely affect our operating results. Further, rising interest rates may reduce our access to debt financing, which may adversely affect our future business plans and expected growth, and would increase the cost of long-term fixed rate and short-term variable rate borrowings, which could reduce our earnings.
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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of each indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due. In addition, the Credit Agreement we entered into with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower, on December 19, 2019 and amended in 2022, permits us to incur certain additional indebtedness and grant certain liens on our assets that could intensify the risks discussed above.
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
As of September 30, 2022, we had approximately $233.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, we recorded a net increase in valuation allowance of $0.3 million and $6.7 million in 2021 and 2020, respectively, against the net deferred tax assets. The increases in valuation allowance in 2021 and 2020 were offset by the valuation allowance release of $9.6 million and $2.6 million, respectively, related to deferred taxes for certain foreign jurisdictions. The Company reduced its valuation allowance in 2021 based on continued improved operating results over the past few years and expectations about generating foreign taxable income in the future. Changes in the amount of the valuation allowance in the United States and in foreign jurisdictions could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected.

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
Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if our relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our effective income tax rate will be less than the U.S. federal statutory rate in future periods.
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
At September 30, 2022, we held 120 issued U.S. patents and 46 issued foreign patents, and had 56 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue for the nine months ended September 30, 2022 and October 1, 2021 derived from customers outside of the United States represented approximately 39% and 45% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the COVID-19 pandemic, the Russia-Ukraine conflict and rising tensions between China and Taiwan;
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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, rising interest rates, volatile capital markets and ongoing supply chain disruptions and the related impacts of the COVID-19 pandemic, the Russia-Ukraine conflict and rising tensions between China and Taiwan;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 3, 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 30, 2022, approximately $95 million of the share repurchase authorization remained available.
The following table summarizes the repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
July 2, 2022 - July 29, 2022	14,000	$8.58	14,000	$95
July 30, 2022 - August 26, 2022	0	n/a	0	$95
August 27, 2022 - September 30, 2022	0	n/a	0	$95
Total	14,000		14,000
(1) Average price paid per share in the period includes commission.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and October 1, 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and October 1, 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and October 1, 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and October 1, 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Title: Chief Financial Officer
Date: November 4, 2022