Form 10-K
period 2022-12-31
HARMONIC INC
filed 2023-02-28
CIK 851310

2022 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the reported closing sale price of the Common Stock on The NASDAQ Global Select Market on July 1, 2022, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $398.6 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2023, there were 111,070,678 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2022) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•macroeconomic conditions, including inflation, rising interest rates, global supply chain disruptions, volatile capital markets and foreign currency fluctuations, particularly in certain geographies, and in financial markets;
•the impact of geopolitical events, including the Russia-Ukraine conflict and rising tensions between China and Taiwan and the United States, on our business and the markets in which we operate;
•new and future products and services;
•spending of our customers;
•our strategic direction, future business plans and growth strategy;
•industry and customer consolidation;
•expected demand for and benefits of our products and services;
•concentration of revenue sources;
•expectations regarding our Broadband and Video solutions;
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
•expectations and estimates related to goodwill and intangible assets and their associated carrying value; and
•use of cash, cash needs and ability to raise capital, including repaying our Notes (as defined below) or repurchasing our common stock.
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
•Our software-based broadband product initiatives expose us to certain technology transition risks that may adversely impact our operating results, financial condition and cash flows;
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
We are a leading global provider of (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and streaming video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) broadband access solutions that enable broadband operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services to consumers’ homes.
We operate in two segments, Video and Broadband. During the third quarter of fiscal 2022, the Company’s Cable Access segment was renamed the Broadband segment to reflect a broader strategic view of the category. There has been no change to the composition of the segment; therefore, no prior periods were restated. Our Video business provides video processing and production and playout solutions and services worldwide to broadband operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. Our Broadband business provides broadband access solutions and related services, including our CableOS software-based broadband access solution to broadband operators globally.
Across our two business segments, we derived approximately 73% of our revenue from the Americas in 2022. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for 21% and 6% of our 2022 revenue, respectively.
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

•Streaming of Live Events. In contrast to the constraints of traditional linear broadcast channels, there is effectively no limit to the number of live events that can be streamed or the audience reach of streamed events. Consequently, we believe the number of live events globally that will be streamed to consumers, especially live sporting events, will continue to grow for the foreseeable future.

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
Video Infrastructure Technology Trends
•Acceleration of Streaming Services. We believe the industry will continue to adopt streaming technologies at an accelerating pace to deliver video content to consumers and, increasingly, utilize public clouds to do so.

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
Broadband Business
Industry Challenges
Broadband operators continue to face challenges from the rapid growth of demand for broadband bandwidth in their networks, driven primarily by:
•more users with more connected devices and applications;
•bundled digital video, voice and high-speed data services; and
•bandwidth-intensive VOD and streaming video services, and interactive cloud applications.
In addition, the operation of network infrastructure is space, power and personnel intensive. Hardware-centric networks can also be expensive to update or replace. To remain competitive, especially in the face of heightened competition from non-cable service providers such as telcos to deliver gigabit data rates, broadband operators need to significantly upgrade existing equipment and network technologies.
Technology Trends
•DOCSIS. We believe the cable industry will continue to deploy the DOCSIS 3.1 standard, which enables high bandwidth data transfer over existing broadband infrastructure, and we expect future adoption and deployment of the next-generation DOCSIS 4.0 standard.
•Virtualization. We believe broadband operators will continue to move toward more software-driven architectures, which is central to our Broadband business and product strategy. Virtualized software solutions that are decoupled from underlying hardware and run on commercial-off-the-shelf (COTS) servers and/or cloud-native architectures allow for significantly increased efficiencies, upgradability, configuration flexibility, service agility and scalability not feasible with hardware-centric approaches. We believe a software-based broadband access solution can significantly reduce broadband operator facility costs, especially costs related to physical space and power consumption, and increase operational efficiency, and that the deployment of these systems will be an important step in broadband operators’ transition to all-IP networks.
•Distributed Access Architecture. In addition to centralized broadband access solutions, we believe interest in distributed access solutions continues to accelerate, particularly in competitive gigabit service markets where broadband operators are competing with fiber-to-the-home (FTTH) services and are extending fiber networks deeper into their access networks. A distributed access architecture (DAA) coupled with a software-based broadband access solution running on COTS servers at a headend, and the distribution of DAA nodes closer to end users, alleviates the power and space requirements of centralized systems at headend sites due to the fact that the radio frequency (RF) processing is distributed into the field outside of the headend. We believe this distributed architecture will enable service providers to efficiently scale to support data and IP video growth.
•Multiple Access. CableOS is a software-based solution that runs on COTS servers connected to distributed access nodes. Traditionally, the distributed access nodes deliver service to the subscribers over RF signals with DOCSIS. With CableOS, FTTH services over passive optical networks (PON) can be supported with software running on the CableOS servers and with remote optical line termination (OLT) modules plugged into the DAA nodes. The result is that the CableOS solution can support delivering both DOCSIS and PON services to different subscribers, which we believe is another key differentiating competitive advantage for Harmonic. As fiber is pulled deeper into the network, broadband operators will have the infrastructure and technology to deliver both traditional cable services and FTTH.
Our Broadband business strategy is focused on providing our customers with software-based solutions, on a centralized, distributed access or hybrid architecture, to enable and support these technology and industry trends.

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
Broadband Products and Solutions
Software-Based Broadband Access Solution. As demand continues to rapidly grow for high-speed broadband services such as streaming, VOD, time-shift TV and cloud DVR, we believe we can help broadband operators take advantage of this opportunity with our CableOS software-based broadband access solution, an end-to-end solution consisting of virtualized cloud-native software elements that orchestrate and connect with a variety of Harmonic and third-party indoor and outdoor hardware devices. We believe our CableOS solution delivers unprecedented scalability, agility and cost savings, and enables our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS data, video and voice services. We believe our solution resolves space and power constraints in broadband operator facilities, significantly reduces dependence on hardware upgrade cycles, and reduces total cost of ownership. Our CableOS solution can be deployed based on a centralized, distributed access or hybrid architecture.
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

Technical Support and Professional Services
We provide maintenance and support services to most of our customers under service level agreements that are generally renewed on an annual basis. We also provide consulting, implementation and integration services to our customers worldwide. We draw upon our expertise in broadcast television, communications networking, compression technology and broadband access technologies to design, integrate and install complete solutions for our customers, including integration with third-party products and services. We offer a broad range of services, including SaaS-related support and deployment, program management, technical design and planning, building and site preparation, integration and equipment installation, end-to-end system testing and comprehensive training.
Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, listed alphabetically, based, in part, on revenue during 2022.

United States	International
AT&T	America Movil
Charter Communications	Groupe Canal
Comcast	IISN Systems
Cox Communications	Millicom
Deltatre	Netorium
Heartland Video Systems	NYL Electronica
Intelsat	Rogers Communications
Mega Hertz	Tele2 Sverige AB
SES	Vodafone
Sales to our 10 largest customers in 2022, 2021 and 2020 accounted for approximately 67%, 58% and 51% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2022, 2021 and 2020, Comcast accounted for 39%, 26% and 20% of our net revenue, respectively. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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
Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. (“Plexus”) to act as our primary contract manufacturer. Plexus accounts for the majority of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2023. We do not generally maintain long-term agreements with any of our contract manufacturers.
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
Intellectual Property
As of December 31, 2022, we held 121 issued U.S. patents and 49 issued foreign patents and had 56 patent applications pending. Our issued patents are scheduled to expire between 2023 and 2041. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of unfilled firm purchase orders by our customers which have not been completed. Approximately 80% of our backlog and deferred revenue is projected to be converted to revenue within a rolling one-year period. As of December 31, 2022 and 2021, we had backlog, including deferred revenue, of $457.1 million and $441.0 million, respectively. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in spending by our customers or changes in specific customer requirements. In addition, due to annual budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.

Competition
The markets in which our Video and Broadband businesses operate are extremely competitive and have been characterized by rapid technological change and declining average selling prices in the past. The principal competitive factors in these markets include product performance, functionality and features, reliability, pricing, breadth of product offerings, brand recognition and awareness, sales and distribution capabilities, technical operations, support and services, and customer relationships with our customers. We believe that we compete favorably in each of these categories.
Our competitors in our Video appliance business are primarily comprised of providers of video delivery and video processing and compression products and solutions, broadcast equipment and solutions providers, and certain network infrastructure providers. Our competitors in our Video SaaS business include companies that offer video delivery and processing SaaS solutions, SaaS video streaming platform providers, and certain public cloud service providers.
Our competitors in our Broadband business include a number of suppliers of networking and communications equipment and solutions to broadband service providers.
Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2022, 2021 and 2020 were approximately $120.3 million, $102.2 million and $82.5 million, respectively. Research and development expenses as a percentage of revenue in 2022, 2021 and 2020 were approximately 19%, 20% and 22%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon and New Jersey), France, Israel and Hong Kong. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and India.
Our research and development program is primarily focused on developing new products and solutions, and adding new features and other improvements to existing products and solutions. Our development strategy is to identify features and capabilities in our core software appliances and SaaS platforms that are, or are expected to be, needed by our customers. For our Video business segment, our current research and development efforts are focused on enhancing our streaming capabilities, expanding our targeted advertising technologies, and improving the efficiency and flexibility of broadcast workflows for our traditional appliances and within our SaaS platform. With respect to our Broadband business segment, our major research and development efforts are focused on broadband access solutions for both video and data, particularly the ongoing development of our centralized, distributed and hybrid CableOS software-based broadband access solutions.
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
Human Capital Resources
As of December 31, 2022, we employed a total of 1,340 full time employees, including 565 in research and development, 203 in sales, 300 in service and support, 54 in operations, 57 in marketing (corporate and product) and 161 in a general and administrative capacity. Of those employees, 430 were located in the United States and Canada, and 910 employees were located outside of North America in 23 countries in Central and South America, the Middle East and Africa, Europe and the Asia Pacific region. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in each of France and Spain are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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
As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion, where all employees are respected regardless of gender, race, color, national origin, ancestry, citizenship, religion, age, physical or mental disability, medical condition, genetic information, pregnancy, sexual orientation, gender identity or gender expression, veteran status, or marital status. We are focused on understanding our diversity, equity and inclusion (DEI) opportunities and executing on a strategy to support further progress. We support regional employee-led groups that promote and drive various volunteering initiatives aimed at assisting underrepresented and disadvantaged populations in the communities where we operate, as well as internal awareness and educational campaigns on DEI-related topics. We continue to focus on building a pipeline for talent to create more opportunities for workplace gender and other diversity and to support greater representation within the company.
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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, in recent years, streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including inflation, rising interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions and the impact of the Russia-Ukraine conflict, and government and business responses thereto, on the global economy and regional economies;
•access to financing;
•annual budget cycles of customers in each of the industries we serve;
•the impact of industry consolidation;
•customers suspending, reducing or shifting spending due to: (i) new video or broadband industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions, and (iii) new products and solutions, such as products and services based on our VOS software platform or our CableOS software-based broadband access solutions;
•delayed or reduced near-term spending as customers transition away from video appliance solutions and adopt new business and operating models enabled by software and cloud-based solutions, including SaaS unified video processing solutions;
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

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, due to the COVID-19 pandemic, Russia-Ukraine conflict and related inflationary pressure, and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the fiscal years ended December 31, 2022, 2021 and 2020 accounted for approximately 67%, 58% and 51% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
In the fiscal years ended December 31, 2022, 2021 and 2020, Comcast accounted for 39%, 26% and 20% of our net revenue, respectively. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
Our competitors in our Video appliance business are primarily comprised of providers of video delivery and video processing and compression products and solutions, broadcast equipment and solutions providers, and certain network infrastructure providers. Our competitors in our Video SaaS business include companies that offer video delivery and processing SaaS solutions, SaaS video streaming platform providers, and certain public cloud service providers. Our competitors in our Broadband business include a number of suppliers of networking and communications equipment and solutions to broadband service providers.
A number of our principal business competitors in both of our business segments are substantially larger and/or may have access to greater financial, technical, marketing or other resources than we have. Consolidation in the Video industry has led to the acquisition of a number of our historic competitors over the last several years by private equity firms and by AWS. With respect to our Broadband business, certain competitors are substantially larger than us.
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
Our software-based broadband access product initiatives expose us to certain technology transition risks that may adversely impact our operating results, financial condition and cash flows.
We believe our CableOS software-based broadband access solutions, supporting centralized, DAA or hybrid configurations, will significantly reduce broadband operator headend costs and increase operational efficiency, and are an important step in operators’ transition to all-IP networks. If we are unsuccessful in continuing to innovate and develop and deploy our broadband access solutions in a timely manner, or are otherwise delayed in making our solutions available to our customers, our business may be adversely impacted, particularly if our competitors develop and market similar or superior products and solutions.
We believe our software-based broadband access solutions will continue to replace and make obsolete current CMTS solutions, which is a market our products have historically not addressed, as well as cable edge-QAM products. If demand for our software-based broadband access solutions is weaker than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Moreover, if competitors adapt new broadband industry technology standards into competing broadband access solutions faster than we do, or promulgate a new or competitive architecture for next-generation broadband access solutions that renders our CableOS solution obsolete, our business may be adversely impacted.
The sales cycle for our CableOS solutions tends to be long. For broadband operators, upgrading or expanding network infrastructure is complex and expensive, and investing in a CableOS solution is a significant strategic decision that may require considerable time to evaluate, test and qualify. Potential customers need to ensure our CableOS solution will interoperate with the various components of its existing network infrastructure, including third-party equipment, servers and software. In addition, since we are a relatively new entrant into the CMTS market, we need to demonstrate significant performance, functionality and/or cost advantages with our CableOS solutions that outweigh customer switching costs. If sales cycles are significantly longer than anticipated or we are otherwise unsuccessful in growing our CableOS sales, our operating results, financial condition and cash flows could be materially and adversely affected.
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

•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the global economic impacts caused by the COVID-19 pandemic, the Russia-Ukraine conflict, rising tensions between China and Taiwan and China and the United States, inflation and government and business responses thereto as well as related supply chain and labor shortage issues;
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
•our transition to a SaaS subscription model for our Video business, which may cause near-term declines in revenue in our Video segment since, unlike Video appliance sales, SaaS revenue is recognized over the applicable subscription term based on service usage;
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
These risks could be heightened during a substantial economic slowdown because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and other pandemics, such as the COVID-19 pandemic, which has adversely impacted and may continue to adversely impact our supply chain. These risks could also be heightened by geopolitical factors. For example, a number of the components we use in our products are sourced through Taiwan. Deterioration of relations between Taiwan and China and the United States, the resulting actions taken by any of these parties, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, international sales and operations. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.
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
Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, or any of our suppliers of key components, subassemblies and modules used in our products, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries of our products or any materials used in our products, or the inability of any of our contract manufacturers to scale their production to meet demand, such as the inability of certain of our contract manufacturers to operate at capacity for periods of time due to the COVID-19 pandemic, or any other circumstance that would require us to seek alternative sources of supply, had negatively impacted and could continue to negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. Furthermore, if we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business and our operating results, financial condition and cash flows. Increases, from time to time, in demand on our suppliers and subcontractors from our customers or from other parties have, on occasion, caused delays in the availability of certain components and products. In response, we may increase our inventories of certain components and products and expedite shipments of our products when necessary. These actions could increase our costs and could also increase our risk of holding obsolete or excess inventory, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial condition and cash flows.

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
As of December 31, 2022, we had 964 employees in our international operations, representing approximately 72% of our worldwide workforce. In recent years, we have expanded our international operations significantly. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts such as our acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of December 31, 2022, we maintained facilities in Israel with a total of 251 employees, or approximately 19% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Broadband business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 8% of those employees were called for active military duty in 2022. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.
In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management. For example, our Chief Financial Officer recently announced his decision to resign effective as of March 3, 2023 and we have appointed an interim Chief Financial Officer while we conduct a search for a permanent successor. Any significant leadership change or senior management transition involves inherent risks and any failure to ensure timely and suitable replacements and smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any current or future changes of management personnel in the future will not cause disruption to operations or customer relationships or a decline in our operating results.
We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, particularly in Silicon Valley, Israel and Hong Kong where we have significant research and development activities, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality, non-solicitation and ownership of inventions, other than in Israel, we generally do not have non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and operating results. We may need to increase our existing compensation levels in certain markets or for certain roles in response to competition, rising inflation or labor shortages, which may increase our operating costs. Furthermore, a certain portion of our personnel in the United States is comprised of foreign nationals whose ability to work for us depends on obtaining the necessary visas. Our ability to hire and retain foreign nationals in the United States, and their ability to remain and work in the United States, is affected by various laws and regulations, including limitations on the availability of visas. Changes in U.S. laws or regulations affecting the availability of visas have, and may continue to adversely affect, our ability to hire or retain key personnel and as a result may impair our operations.
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
Cyber criminals and hackers may attempt to penetrate our network security, misappropriate our proprietary information or cause business interruptions. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we have faced compromises to our network security, and companies are facing additional attacks as workforces have become more distributed as a result of remote and hybrid working arrangements stemming from the COVID-19 pandemic. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, ransomware, data protection breaches, computer viruses, denial-of-service attacks and similar disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:
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
We are monitoring and managing our cash position in light of ongoing market conditions due to COVID-19, the Russia-Ukraine conflict and related macroeconomic conditions. We believe that our existing cash of approximately $89.6 million at December 31, 2022 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.00% Convertible Senior Notes due in 2024 (the “Notes”), or to make cash payments in connection with any conversion of the Notes or in connection with any repurchase of Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest thereon, as set forth in the indenture governing the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, including the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.
In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at their maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversions of the Notes or at their maturity as required by the indenture governing the Notes would constitute a default under the indenture. A default under the indenture, or the fundamental change itself, could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the Notes could constitute an event of default under any such agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due. In addition, the Credit Agreement we entered into with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower, on December 19, 2019 and most recently amended in October 2022, permits us to incur certain additional indebtedness and grant certain liens on our assets that could intensify the risks discussed above.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled under the indenture governing the Notes to convert the Notes at any time during specified periods at their option. During the fourth quarter of fiscal 2021, the Company made an irrevocable election under the terms of the indenture governing the Notes to settle the principal portion of the Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of common stock or a combination thereof, at the Company’s election. Accordingly, if one or more holders elect to convert their Notes, we would be required to settle the principal portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
As of December 31, 2022, we had approximately $237.7 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
United States generally accepted accounting principles (“U.S. GAAP”) are subject to interpretation by the Financial Standards Accounting Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. Changes to accounting standards or interpretations thereof may result in different accounting principles under U.S. GAAP that have a significant effect on our reported financial results and require us to incur costs and expenses in order to comply with the updated standards or interpretations.
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
We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, we recorded a net increase in valuation allowance of $10.8 million and $0.3 million in 2022 and 2021, respectively, against the net deferred tax assets. There was no valuation allowance release in 2022. The increases in valuation allowance in 2021 was offset by the valuation allowance release of $9.6 million related to deferred taxes for certain foreign jurisdictions. The Company reduced its valuation allowance in 2021 based on continued improved operating results over the past few years and expectations about generating foreign taxable income in the future. Changes in the amount of the valuation allowance in the U.S. and in foreign jurisdictions could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected.
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
We are subject to taxation-related risks in multiple jurisdictions, and the adoption and interpretation of new tax legislation, tax regulations, tax rulings, or exposure to additional tax liabilities could materially affect our business, financial condition and results of operations.
Tax laws are regularly re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, or if there is a change in interpretation of existing law, our overall liability could increase, and our business, financial condition and results of operations may be harmed.
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate and a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our provision for (benefit from) income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate income tax rate.

In addition, as of January 1, 2022, the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. The Internal Revenue Service has not issued Treasury Regulations which provide guidance on how to apply this new tax law. If or when Treasury Regulations are released, it may impact the Company’s estimate of capitalized costs or the Company’s current interpretation of the tax law. There continues to be legislative discussions about removing this capitalization requirement in 2023. It is currently unlikely there will be any retroactive application to the 2022 capitalization requirement. Any change in tax law will be accounted for in the period of enactment.
Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and the impact of both the Tax Act and the CARES Act is subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Further, the Inflation Reduction Act of 2022 (the “IRA”), has become effective as of January 1, 2023, which, among other things, imposes a one-percent non-deductible excise tax on certain repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program.
In addition, the Organization for Economic Co-operation and Development, the European Union, as well as a number of other countries and organizations have recently enacted new laws, and proposed or recommended changes to existing tax laws, that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
At December 31, 2022, we held 121 issued U.S. patents and 49 issued foreign patents, and had 56 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Our products are subject to U.S. export control laws, and may be exported outside the United States only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to the United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”) requesting information about transactions involving Iran. The transactions were by the French company TVN, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. In February 2023, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. While OFAC did not assess any penalties, the Cautionary Letter does not preclude OFAC from taking future enforcement actions if additional information warrants renewed attention. Furthermore, OFAC may consider our regulatory history, including this subpoena, our disclosures and Cautionary Letter, if we are involved in future enforcement cases for failure to comply with export control laws and regulations. If we are found to have violated U.S. export control laws as a result of future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws which could lead to penalties, reputational harm, loss of access to certain markets, or otherwise.
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
Revenue derived from customers outside of the United States in the fiscal years ended December 31, 2022, 2021 and 2020 represented approximately 37%, 44% and 49% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the COVID-19 pandemic, the Russia-Ukraine conflict and rising tensions between China and Taiwan and the United States;
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

•compliance with the FCPA, the U.K. Bribery Act and/or similar anti-corruption and anti-bribery laws, particularly in emerging market countries;
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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, rising interest rates, volatile capital markets and ongoing supply chain disruptions and the related impacts of the COVID-19 pandemic, the Russia-Ukraine conflict and rising tensions between China and Taiwan and the United States;
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
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the United States and various locations in Europe and Asia. Our leases, which expire at various dates through September 2032, are for an aggregate of approximately 303,087 square feet of space. We have two business segments: Video and Broadband. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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
Holders
As of February 22, 2023, there were approximately 287 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2022.
Issuer Purchases of Equity Securities
On February 3, 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 31, 2022, approximately $94.9 million of the share repurchase authorization remained available.
There were no repurchase activities during the three months ended December 31, 2022.

Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2017 and ending on December 31, 2022. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2017, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/17	12/18	12/19	12/20	12/21	12/22
Harmonic Inc.	100.00	112.38	185.71	175.95	280.00	311.90
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
NASDAQ Telecom	100.00	77.39	91.90	101.16	103.32	75.55
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
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under Item 1A, Risks Factors. For discussion of comparison of our results of operations and cash flows for the fiscal years ended December 31, 2021 and 2020, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28,2022.
Business Overview
We are a leading global provider of (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and streaming video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) broadband solutions that enable broadband operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services to consumers’ homes.
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
We conduct business in three geographic regions - the Americas, EMEA and APAC - and operate in two segments, Video and Broadband. During the third quarter of fiscal 2022, our Cable Access segment was renamed the Broadband segment to reflect a broader strategic view of the category. There has been no change to the composition of the segment; therefore, no prior periods were restated. Our Video business sells video processing, production and playout solutions, and services worldwide to broadband operators and satellite and telecommunications (“telco”) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions. Our Broadband business sells broadband access solutions and related services, including our CableOS software-based broadband access solution, to broadband operators globally.
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, including the impacts of the COVID-19 pandemic and the Russia-Ukraine conflict, such as inflation, rising interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
More recently, the United States has experienced high levels of inflation, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced customer spending and volatility in financial markets. The Federal Reserve has raised, and may continue to raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to macroeconomic conditions, geopolitical disruptions and concerns over inflation risk.

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
Our Broadband strategy is focused on continuing to develop and deliver software-based broadband access technologies, which we refer to as our CableOS solutions, to our broadband operator customers. We believe our CableOS software-based broadband access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, DAA or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or FTTH data, video and voice services. We believe our CableOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us become a major player in the broadband access market. In the meantime, we believe our Broadband segment will continue to gain momentum in the marketplace as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures. We continue to make progress in the development of our CableOS solutions and in the growth of our CableOS business, with expanded commercial deployments, field trials, and customer engagements.
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
Refer to Note 4, “Revenue,” of the Notes to our Consolidated Financial Statements for additional information about our revenue recognition policies, including critical judgments and estimates associated with our revenue recognition.

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

Results of Operations
Net Revenue
The following table presents the breakdown of net revenue by category and geographical region:

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Appliance and integration	$473,806	$369,767	$252,014	$104,039	28%	$117,753	47%
as % of total net revenue	76%	73%	67%
SaaS and service	151,151	137,382	126,817	13,769	10%	10,565	8%
as % of total net revenue	24%	27%	33%
Total net revenue	$624,957	$507,149	$378,831	$117,808	23%	$128,318	34%

Americas	$452,869	$335,731	$219,394	$117,138	35%	$116,337	53%
as % of total net revenue	73%	66%	58%
EMEA	133,095	126,427	117,126	6,668	5%	9,301	8%
as % of total net revenue	21%	25%	31%
APAC	38,993	44,991	42,311	(5,998)	(13)%	2,680	6%
as % of total net revenue	6%	9%	11%
Total net revenue	$624,957	$507,149	$378,831	$117,808	23%	$128,318	34%
Appliance and integration net revenue increased in 2022, as compared to 2021, primarily due to an increase in our Broadband segment net revenue as a result of continued penetration of existing Broadband customers and new Broadband customer deployments. The increase was partially offset by a decrease in our Video segment net revenue, which was primarily due to a reduction in sales of Appliance products and the impact of ceasing sales activities in Russia.
SaaS and service net revenue increased in 2022, as compared to 2021, primarily due to increasing usage from existing customers and activation of new SaaS customers.
Americas net revenue increased in 2022, as compared to 2021, primarily due to increased penetration of existing Broadband customers and addition of new Broadband customer deployments.
EMEA net revenue increased in 2022, as compared to 2021, primarily due to continued expansion of customer deployments of our Broadband segment. APAC net revenue decreased in 2022, as compared to 2021, mainly due to a reduction in sales of Video Appliance products.
Gross Profit

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Gross profit	$315,884	$259,742	$194,997	$56,142	22%	$64,745	33%
as % of total net revenue (“gross margin”)	50.5%	51.2%	51.5%	(0.7)%		(0.3)%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin decreased in 2022, as compared to 2021, primarily due to increased mix of Broadband segment revenue as a portion of total company revenue.

Research and Development Expenses

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Research and development	$120,307	$102,231	$82,494	$18,076	18%	$19,737	24%
as % of total net revenue	19%	20%	22%
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
Research and development expenses increased in 2022, as compared to 2021, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments to support the growth of our Broadband business and the strategic transition of our Video segment to SaaS business.
Selling, General and Administrative Expenses

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Selling, general and administrative	$146,717	$138,085	$119,611	$8,632	6%	$18,474	15%
as % of total net revenue	23%	27%	32%
Selling, general and administrative expenses increased in 2022, as compared to 2021, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments.
Amortization of Intangibles

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Amortization of intangibles	$—	$507	$3,019	$(507)	(100)%	$(2,512)	(83)%
There was no amortization of intangibles expense in 2022, as intangible assets were fully amortized during the first quarter of fiscal 2021.
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

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Cost of revenue	$533	$571	$1,094	$(38)	(7)%	$(523)	(48)%
Operating expenses
Restructuring and related charges	3,341	110	2,322	3,231	2,937%	(2,212)	(95)%
Total restructuring and related charges	$3,874	$681	$3,416	$3,193	469%	$(2,735)	(80)%

Restructuring and related charges increased in 2022, as compared to 2021, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in fiscal 2022, including the impact of ceasing operations in China and Russia.
Refer to Note 11, “Restructuring and Related Charges,” of the Notes to our Consolidated Financial Statements for additional information.
Interest Expense, Net

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Interest expense, net	$(5,040)	$(10,625)	$(11,509)	$5,585	(53)%	$884	(8)%
Interest expense, net decreased in 2022, as compared to 2021, primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2022, which eliminated debt discounts on the 2022 Notes and 2024 Notes resulting in an elimination of debt discount amortization expense. Refer to Note 2, “Recently Issued Accounting Pronouncements,” of the Notes to our Consolidated Financial Statements for details of the ASU adoption. The decrease is also attributed to the repayment of the 2022 Notes in December 2022 upon their maturity.
Loss on Convertible Debt Extinguishment

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Loss on convertible debt extinguishment	$—	$—	$(1,362)	$—	n/a	$1,362	(100)%
The loss on convertible debt extinguishment of $1.4 million in 2020 includes $0.9 million loss related to the exchange of a portion of the 2020 Notes in June 2020 and a $0.5 million loss related to the settlement of the remaining 2020 Notes in December 2020. Refer to Note 12, “Convertible Notes and Other Debts,” of the Notes to our Consolidated Financial Statements for additional information.
Other Income (Expense), Net

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Other income (expense), net	$4,006	$687	$(897)	$3,319	483%	$1,584	(177)%
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Our foreign currency exposure is primarily driven by the fluctuations in the foreign currency exchanges rates of the Euro, British pound, Japanese yen and Israeli shekel. The change in other income (expense), net in 2022, as compared to 2021, was primarily due to a gain of $4.2 million recognized on the sale of our investment in Encoding.com in May 2022. Refer to Note 3, “Investment in Equity Securities,” of the Notes to our Consolidated Financial Statements for details on the sale of investment in Encoding.com.
Income Taxes

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Provision for (benefit from) income taxes	$16,303	$(4,383)	$3,054	$20,686	(472)%	$(7,437)	(244)%
The change in provision for (benefit from) income taxes for 2022, as compared to 2021, was primarily due to mandatory capitalization and amortization of research and development expenses in the United States starting January 1, 2022, as required by the Tax Cuts and Jobs Act, which resulted in additional income tax in the United States, offset by the utilization of net operating losses and tax credits. In 2021 there was a valuation allowance release of $8.6 million in a foreign jurisdiction in recognition of their improved historical earnings and increasing future projected earnings which contributed to the tax benefit recognized for fiscal 2021.

Segment Financial Results

	Year ended December 31,
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Video
Revenue	$274,189	$288,507	$242,510	$(14,318)	(5)%	$45,997	19%
as % of total revenue	44%	57%	64%	(13)%		(7)%
Gross profit	165,618	169,468	132,092	(3,850)	(2)%	37,376	28%
Gross margin %	60%	59%	54%	1%		5%
Operating income	22,322	28,460	1,326	(6,138)	(22)%	27,134	2,046%
Operating margin %	8%	10%	1%	(2)%		9%
Broadband
Revenue	$350,768	$218,642	$136,321	$132,126	60%	$82,321	60%
as % of total revenue	56%	43%	36%	13%		7%
Gross profit	153,031	93,191	66,661	59,840	64%	26,530	40%
Gross margin %	44%	43%	49%	1%		(6)%
Operating income	52,283	15,599	11,651	36,684	235%	3,948	34%
Operating margin %	15%	7%	9%	8%		(2)%
Total
Revenue	$624,957	$507,149	$378,831	$117,808	23%	$128,318	34%
Video
Our Video segment net revenue decreased in 2022, as compared to 2021, primarily due to a reduction in sales of Appliance products, reflecting lower shipments of appliance products and the impact of ceasing sales activities in Russia, partially offset by an increase in SaaS and service revenue, reflecting increasing usage from existing customers and activation of new SaaS customers. Video segment operating margin decreased in 2022, as compared to 2021, primarily due to the decrease in revenue and increased investment in research and development to support strategic transition to the SaaS business, partially offset by gross margin expansion in SaaS and Appliance.
Broadband
Our Broadband segment net revenue increased in 2022, as compared to 2021, primarily due to the increased penetration of our existing customers and new customer deployments in 2022. Our Broadband segment operating margin increased in 2022, as compared to 2021, primarily due to the increase in revenue and margin expansion driven by favorable mix and cost savings in freight and shipping as a result of strategic investments in inventory.
Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations, the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We repaid $37.7 million of principal in cash of the 2022 Notes upon maturity in December 2022. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2022, as well as in the long-term.

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
As of December 31, 2022, we had outstanding $131.4 million in aggregate principal amount of indebtedness, consisting of our 2024 Notes and other debts, of which $4.8 million is scheduled to become due in the 9-month period following December 31, 2022. As of December 31, 2022, our total minimum lease payments are $37.6 million, of which $7.1 million is due in the 12-month period following December 31, 2022. For details regarding our indebtedness and lease obligations, refer to Note 12, “Convertible Notes and Other Debts”, and Note 5, “Leases”, respectively, of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
On February 3, 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of December 31, 2022, approximately $94.9 million of the share repurchase authorization remained available.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $89.6 million, net accounts receivable of $108.4 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A. Refer to Note 12, “Convertible Notes and Other Debts,” of the Notes to our Consolidated Financial Statements for details of the Credit Agreement.
Our cash and cash equivalents of $89.6 million as of December 31, 2022 consisted of bank deposits held throughout the world, of which $67.7 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
Summary of Cash Flows

	Year ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in)
Operating activities	$5,476	$41,017	$39,163
Investing activities	(1,288)	(12,975)	(32,205)
Financing activities	(43,133)	7,939	(2,109)
Effect of exchange rate changes on cash and cash equivalents	(4,900)	(1,195)	738
Net increase (decrease) in cash, cash equivalents and restricted cash	$(43,845)	$34,786	$5,587
Operating Activities
Net cash provided by operating activities decreased $35.5 million in 2022, as compared to 2021, primarily due to an increase of cash used for working capital mainly due to timing of accounts payable and investments in inventories, partially offset by higher net income in fiscal 2022.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to, the impact of COVID-19, the Russia-Ukraine conflict and related macroeconomic conditions on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased $11.7 million in 2022, as compared to 2021, primarily due to proceeds from the sale of our investment in Encoding.com and lower purchases of property and equipment in fiscal 2022.

Financing Activities
Net cash used in financing activities increased $51.1 million in 2022 compared to 2021, primarily due to the repayment of the $37.7 million principal of the 2022 Notes in December 2022, lower proceeds from issuance of common stock to employees through stock option exercises, and stock repurchase transactions initiated in fiscal 2022.

New Accounting Pronouncements
Refer to Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the dates of adoption and estimated effects, if any, on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries account for approximately 97%, 96% and 95% of our consolidated net revenues in 2022, 2021 and 2020, respectively. We recorded net billings denominated in foreign currencies of approximately 15%, 18% and 22% of total company billings in 2022, 2021 and 2020, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows:

	December 31,
(in thousands)	2022	2021
Derivatives not designated as hedging instruments:
Purchase	$7,971	$2,926
Sell	$—	$5,175
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests as well as our borrowings under the Credit Agreement.
On December 19, 2019, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. as lender, and Harmonic International GmbH, as co-borrower. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, based on a borrowing base of eligible accounts receivable and inventory. On October 28, 2022, we amended the Credit Agreement to (i) extend the Credit Agreement maturity date to October 28, 2025, or subject to certain exceptions, the date that is 90 days prior to the maturity date of our 2024 Notes (to the extent the 2024 Notes remain outstanding as of such date) and (ii) amend the interest rate provisions to replace LIBOR with SOFR as the interest rate benchmark for the revolving loans. As amended, the revolving loans bear interest, at our election, at a floating rate per annum equal to either (1) 2.00% plus the greater of (i) 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 3.00% plus adjusted term SOFR for an interest period of one, three or six months. Except in cases of default, prepayment or conversion, Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of SOFR loans. We had no revolving borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2022.
For our French entity, the aggregate debt balance at December 31, 2022 was $15.9 million, which are financed by French government agencies. These debt instruments have maturities ranging from one to five years, expiring from 2023 through 2026. These loans are tied to the 1-month EURIBOR rate plus spread. Refer to Note 12, “Convertible Notes and Other Debts,” of the Notes to our Consolidated Financial Statements for additional information. As of December 31, 2022, a hypothetical 1.0% increase in interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.2 million annually.

As of December 31, 2022, we had $115.5 million aggregate principal of the 2024 Notes outstanding, which have a fixed 2.00% coupon rate. Additionally, during fiscal 2020, we received a loan from Société Générale S.A. in France which bears an effective interest rate of 0.51% per annum, in connection with relief loan programs related to the COVID-19 pandemic. As of December 31, 2022, the outstanding balance of this loan was $5.3 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Harmonic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Harmonic, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Inventory Valuation

Description of the Matter
The Company’s net inventory totaled $121 million as of December 31, 2022. As explained in “Note 2: Accounting Policies” within the consolidated financial statements, inventory is stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company establishes a provision for excess and obsolete inventory to reduce such inventory to its estimated net realizable value.

Auditing management’s estimates for excess and obsolete inventory involved auditor judgment due to the assessment of management’s estimates of whether a provision for excess and obsolete inventory is required. The measurement of any excess of cost over net realizable value is judgmental and is impacted by a number of factors that are affected by general economic and market conditions outside the Company’s control. Specifically, excess and obsolete inventory calculations are sensitive to assumptions that relate to future customer demand for the Company’s products.

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
February 28, 2023
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Harmonic, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Harmonic, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harmonic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 Consolidated Financial Statements of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Jose, California
February 28, 2023

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$89,586	$133,431
Accounts receivable, net	108,427	88,529
Inventories	120,949	71,195
Prepaid expenses and other current assets	26,337	29,972
Total current assets	345,299	323,127
Property and equipment, net	39,814	42,721
Operating lease right-of-use assets	25,469	30,968
Goodwill	237,739	240,213
Other non-current assets	61,697	56,657
Total assets	$710,018	$693,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$113,981	$36,824
Other debts, current	4,756	4,992
Accounts payable	67,455	64,429
Deferred revenue	62,383	57,226
Operating lease liabilities, current	6,773	7,346
Other current liabilities	66,724	53,644
Total current liabilities	322,072	224,461
Convertible debt, non-current	—	98,941
Other debts, non-current	11,161	12,989
Operating lease liabilities, non-current	24,110	29,120
Other non-current liabilities	28,169	31,379
Total liabilities	385,512	396,890
Commitments and contingencies (Note 18)
Convertible debt (Note 12)	—	883
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 109,871 and 102,959 shares issued and outstanding at December 31, 2022 and 2021, respectively	110	103
Additional paid-in capital	2,380,651	2,387,039
Accumulated deficit	(2,046,569)	(2,087,957)
Accumulated other comprehensive loss	(9,686)	(3,272)
Total stockholders’ equity	324,506	295,913
Total liabilities and stockholders’ equity	$710,018	$693,686
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenue:
Appliance and integration	$473,806	$369,767	$252,014
SaaS and service	151,151	137,382	126,817
Total net revenue	624,957	507,149	378,831
Cost of revenue:
Appliance and integration	259,027	195,445	126,948
SaaS and service	50,046	51,962	56,886
Total cost of revenue	309,073	247,407	183,834
Total gross profit	315,884	259,742	194,997
Operating expenses:
Research and development	120,307	102,231	82,494
Selling, general and administrative	146,717	138,085	119,611
Amortization of intangibles	—	507	3,019
Restructuring and related charges	3,341	110	2,322
Total operating expenses	270,365	240,933	207,446
Income (loss) from operations	45,519	18,809	(12,449)
Interest expense, net	(5,040)	(10,625)	(11,509)
Loss on convertible debt extinguishment	—	—	(1,362)
Other income (expense), net	4,006	687	(897)
Income (loss) before income taxes	44,485	8,871	(26,217)
Provision for (benefit from) income taxes	16,303	(4,383)	3,054
Net income (loss)	$28,182	$13,254	$(29,271)

Net income (loss) per share:
Basic	$0.27	$0.13	$(0.30)
Diluted	$0.25	$0.12	$(0.30)
Weighted average common shares:
Basic	105,080	101,484	96,971
Diluted	112,378	106,171	96,971
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$28,182	$13,254	$(29,271)
Other comprehensive income (loss):
Defined benefit plan	626	(233)	(159)
Translation gain (loss)	(6,956)	(8,022)	8,279
Other comprehensive income (loss) before tax	(6,330)	(8,255)	8,120
Provision for (benefit from) income taxes	84	873	(801)
Other comprehensive income (loss), net of tax	(6,414)	(9,128)	8,921
Total comprehensive income (loss)	$21,768	$4,126	$(20,350)
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	91,875	$92	$2,327,359	$(2,071,940)	$(3,065)	$252,446
Net loss	—	—	—	(29,271)	—	(29,271)
Other comprehensive income, net of tax	—	—	—	—	8,921	8,921
Issuance of common stock under stock option, award and purchase plans	3,822	3	3,807	—	—	3,810
Stock-based compensation	—	—	18,034	—	—	18,034
Exercise of warrant	2,413	2	(2)	—	—	—
Reclassification from mezzanine equity to equity for 2020 Notes	—	—	2,410	—	—	2,410
Conversion feature of 2022 Notes	—	—	8,254	—	—	8,254
Conversion feature of exchanged portion of 2020 Notes	—	—	(6,909)	—	—	(6,909)
Issuance of common stock upon conversion of 2020 Notes	94	1	606	—	—	607
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302
Net income	—	—	—	13,254	—	13,254
Other comprehensive loss, net of tax	—	—	—	—	(9,128)	(9,128)
Issuance of common stock under stock option, award and purchase plans	4,755	5	10,244	—	—	10,249
Stock-based compensation	—	—	24,119	—	—	24,119
Reclassification from equity to mezzanine equity for 2022 Notes	—	—	(883)	—	—	(883)
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	103	2,354,790	(2,069,618)	(3,272)	282,003
Net income	—	—	—	28,182	—	28,182
Other comprehensive loss, net of tax	—	—	—	—	(6,414)	(6,414)
Issuance of common stock under stock option, award and purchase plans, net	3,601	4	787	—	—	791
Repurchase of common stock	(571)	(1)	—	(5,133)	—	(5,134)
Stock-based compensation	—	—	25,078	—	—	25,078
Issuance of common stock upon conversion of 2022 Notes	3,882	4	(4)	—	—	—
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$28,182	$13,254	$(29,271)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,260	12,546	11,737
Amortization of intangibles	—	507	3,970
Stock-based compensation	25,212	24,056	18,040
Amortization of convertible debt discount	1,171	6,308	7,058
Amortization of warrant	1,734	1,741	1,746
Foreign currency remeasurement	(2,685)	(5,126)	6,391
Loss on convertible debt extinguishment	—	—	1,362
Deferred income taxes, net	4,894	(6,197)	(105)
Provision for expected credit losses and returns	1,954	4,142	1,666
Provision for excess and obsolete inventories	5,988	3,460	1,847
Gain on sale of investment in equity securities	(4,370)	—	—
Other adjustments	513	181	409
Changes in operating assets and liabilities:
Accounts receivable	(23,136)	(26,722)	21,186
Inventories	(54,431)	(39,338)	(8,195)
Other assets	(8,402)	(3,096)	11,556
Accounts payable	5,837	42,303	(18,173)
Deferred revenues	2,610	15,014	19,751
Other liabilities	8,145	(2,016)	(11,812)
Net cash provided by operating activities	5,476	41,017	39,163
Cash flows from investing activities:
Proceeds from sale of investment	7,962	—	—
Purchases of property and equipment	(9,250)	(12,975)	(32,205)
Net cash used in investing activities	(1,288)	(12,975)	(32,205)
Cash flows from financing activities:
Payment of convertible debt	(37,707)	—	(7,999)
Payment of convertible debt issuance costs	—	—	(672)
Proceeds from other debts	3,499	3,861	9,398
Repayment of other debts	(4,583)	(6,169)	(6,646)
Repurchase of common stock	(5,133)	—	—
Proceeds from common stock issued to employees	7,092	12,311	5,472
Taxes paid related to net share settlement of equity awards	(6,301)	(2,064)	(1,662)
Net cash provided by (used in) financing activities	(43,133)	7,939	(2,109)
Effect of exchange rate changes on cash and cash equivalents	(4,900)	(1,195)	738
Net increase (decrease) in cash and cash equivalents	(43,845)	34,786	5,587
Cash and cash equivalents, beginning of the year	133,431	98,645	93,058
Cash and cash equivalents, end of the year	$89,586	$133,431	$98,645
Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$9,036	$2,525	$(17)
Interest payments, net	$3,796	$4,095	$4,221
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,075	$751	$1,155
Fair value of 2022 Notes used to settle 2020 Notes	$—	$—	$44,357
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Harmonic Inc. (“Harmonic” or the “Company”) is a leading global provider of (i) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and streaming video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones and (ii) broadband access solutions that enable broadband operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services to consumers’ homes.
The Company operates in two segments, Video and Broadband. The Video business sells video processing and production and playout solutions and services worldwide to broadband operators and satellite and telecommunications (“telco”) pay-TV service providers, which are collectively referred to as “service providers,” and to broadcast and media companies, including streaming media companies. The Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions. The Broadband business sells broadband access solutions and related services, including our CableOS software-based broadband access solution, to broadband operators globally.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of Harmonic include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
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
The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. One customer had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2022 and 2021. During the year ended December 31, 2022, 2021 and 2020, Comcast is the only customer accounted for more than 10% of the Company’s revenue.
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
Long-Lived Assets including Purchased Intangible Assets
The Company reviews property and equipment, intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. For the years ended December 31, 2022, 2021 and 2020, there were no impairment charges for long-lived assets.

Goodwill
Goodwill is assigned to one or more reporting segments on the date of acquisition. We review our goodwill for impairment annually during our fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In performing our goodwill impairment test, we first perform a qualitative assessment, which requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segment’s net assets and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair values of our reporting segments are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.
If the qualitative assessment indicates that the quantitative analysis should be performed, we then evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.
We completed our annual goodwill impairment test in the fourth quarter of fiscal 2022. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. For the years ended December 31, 2022, 2021 and 2020, there were no impairment charges for goodwill.
Leases
The Company determines if an arrangement is a lease at inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease contracts do not provide an implicit borrowing rate; hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. ROU assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. As of December 31, 2022, the Company has operating leases primarily consisting of facilities with remaining lease terms of 1 year to 10 years, some of which included the option to extend the term. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. The Company amortizes ROU assets as operating lease expense generally on a straight-line basis over the lease term. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current”, and “operating lease liabilities, non-current” in the Consolidated Balance Sheets.
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
The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its foreign subsidiaries in their nonfunctional currencies. These monetary assets and liabilities are being remeasured into the subsidiaries’ respective functional currencies using exchange rates as of the balance sheet date. Such remeasurement gains and losses are included in “Other income (expense), net” in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2022, and 2020, the Company recorded remeasurement loss of approximately $0.3 million and $1.0 million, respectively. During the year ended December 31, 2021, the Company recorded remeasurement gain of $0.6 million.
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
The Company’s French subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize eligible research expenses. The R&D credits receivable from the French government for spending on innovative R&D under the CIR program is recorded as an offset to R&D expenses. In the years ended December 31, 2022, 2021 and 2020, the Company had R&D credits of $5.4 million, $5.7 million and $4.5 million, respectively.
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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $0.7 million, $1.0 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company records its obligations relating to the pension plans based on calculations which include various actuarial assumptions including employees’ age and period of service with the company; projected mortality rates, mobility rates and increases in salaries; and a discount rate. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its pension plan are reasonable based on its experience, market conditions and input from its actuaries.
Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statements of income in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. The Company adopted ASU 2020-06 effective on January 1, 2022, using the modified retrospective method. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature is no longer amortized into consolidated statement of operations as interest expense over the life of the instrument. The cumulative effect of the ASU adoption was as follows:

		Adjustments from
	Balance at	Adoption of	Balance at
(in thousands)	December 31, 2021	ASU 2020-06	January 1, 2022
Liabilities
Convertible debt, current	$36,824	$626	$37,450
Convertible debt, non-current	98,941	14,167	113,108
Mezzanine equity
Convertible debt	883	(883)	—
Equity
Additional paid-capital	2,387,039	(32,249)	2,354,790
Accumulated deficit	(2,087,957)	18,339	(2,069,618)
The impact of ASU adoption on the consolidated statement of operations for the fiscal year ended December 31, 2022 was to decrease net interest expense by $5.6 million. This had the effect of increasing the basic and diluted net income per share for the fiscal year ended December 31, 2022 by approximately $0.05. The required use of if-converted method to calculate the impact of convertible notes on diluted earnings per share does not have a material impact. The Company was contractually required to settle the principal amount of the 2022 Notes, and is contractually required to settle the principal amount of the 2024 Notes, in cash, and the 2022 Notes were settled in December 2022 upon maturity. Accordingly, the dilutive effect of the Company's 2022 Notes was, and the diluted effect of the 2024 Notes will be, limited to the conversion premium. The adoption of this ASU does not have any impact on the consolidated statement of cash flows.
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
Arrangements with Multiple Performance Obligations. The Company has revenue arrangements that include multiple performance obligations. The Company allocates transaction price to all separate performance obligations based on their relative standalone selling prices (“SSP”). The Company may exercise judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together. To determine the standalone selling price, the Company first looks to establish the standalone selling price through an observable price when the good or service is sold separately in similar circumstances. If the standalone selling price cannot be established through an observable standalone price, we make an estimate which considers multiple factors including, but not limited to, major product groupings, geographies, gross margin objectives and pricing practices. Pricing practices taken into consideration include contractually stated prices, discounts offered and applicable price lists.

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
Solution Sales. Solution sales for the design, manufacture, test, integration and installation of products, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for based on the percentage-of-completion basis, using the input method. Some of our arrangements may include acceptance provisions that require testing of the solution against specific performance criteria. The Company performs a detailed evaluation to determine whether the arrangement involves performance criteria based on our standard performance criteria. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales based on standard performance criteria. For this type of arrangement, we consider the customer acceptance clause not substantive and recognize product revenue when the customer takes possession of the product and recognize service on a percentage-of-completion basis using the input method. However, if the solution results in significant production, modification or customization, we consider the arrangement as a single performance obligation and recognize the revenue at a point in time, or as a percentage of completion, depending on the complexity of the solution and nature of acceptance.
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
Revenue recognized during the year ended December 31, 2022 that was included in the deferred revenue balance at January 1, 2022 was $47.9 million. Revenue recognized during the year ended December 31, 2021 that was included within the deferred revenue balance at January 1, 2021 was $52.2 million.
Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).
Contract assets and deferred revenue consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Contract assets	$5,580	$8,101
Deferred revenue	$80,471	$78,167
Contract assets and the non-current portion of Deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Consolidated Balance Sheets.
Remaining performance obligations represent contracted revenues that had not yet been recognized and future revenue recognition is expected. The aggregate balance of the Company’s remaining performance obligations as of December 31, 2022, was $473.4 million, of which approximately 80% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
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

The balances of net capitalized contract costs included in the Company’s Consolidated Balance Sheets were as follows:

(in thousands)	As of December 31,
Balance Sheet Location	2022	2021
Prepaid expenses and other current assets	$1,766	$1,907
Other non-current assets	1,337	1,636
Total net capitalized contract costs	$3,103	$3,543
The amortization of the capitalized contract costs for the years ended December 31, 2022, 2021 and 2020 was $2.2 million, $2.3 million and $1.6 million.
Refer to Note 17, “Segment Information, Geographic Information and Customer Concentration” for disaggregated revenue information.
NOTE 5. LEASES
During the fiscal year ended December 31, 2022, the Company entered into new or modified lease agreements which were assessed under Topic 842 to be operating leases. The new or modified lease agreements resulted in the balance sheet recognition of $0.9 million in “Operating lease right-of use assets,” $0.7 million in “Operating lease liabilities, long-term,” and $0.2 million in “Operating lease liabilities, current.”
The components of lease expense are as follows:

	Year ended December 31,
(in thousands)	2022	2021
Operating lease cost	$7,636	$7,550
Variable lease cost	1,780	1,986
Total lease cost	$9,416	$9,536
Supplemental cash flow information related to leases are as follows:

	Year ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$7,528	$7,644
ROU assets obtained in exchange for operating lease obligations	$862	$8,837
Other information related to leases are as follows:

	Year ended December 31,
	2022	2021
Operating leases
Weighted-average remaining lease term (years)	6.2	6.8
Weighted-average discount rate	6.3%	6.3%
Future minimum lease payments under non-cancelable operating leases as of December 31, 2022 are as follows (in thousands):

Years ending December 31,
2023	$7,106
2024	7,066
2025	5,884
2026	4,847
2027	3,770
Thereafter	8,877
Total future minimum lease payments	$37,550
Less: imputed interest	(6,667)
Total lease liability balance	$30,883

NOTE 6: DERIVATIVES AND HEDGING ACTIVITIES
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company’s balance sheet hedges consist of foreign currency forward contracts, which mature generally within three months. These forward contracts are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and intercompany receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statements of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged. Foreign currency forward contracts’ gains recognized during the years ended December 31, 2022, 2021 and 2020, were $0.3 million, $0.7 million and $2.2 million, respectively.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts were as follows:

	As of December 31,
(in thousands)	2022	2021
Purchase	$7,971	$2,926
Sell	$—	$5,175
While the Company’s arrangements with its counterparties allow for net settlement, which is designed to reduce credit risk by permitting net settlement with the same counterparty, the Company recognizes all derivative instruments in the Consolidated Balance Sheets on a gross basis. As of December 31, 2022 and 2021, gross fair values of derivative assets and liabilities, recorded as components of “Prepaid expenses and other current assets” and “Other current liabilities”, respectively, in the Consolidated Balance Sheets, were immaterial.
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of December 31, 2022 and 2021, the total compensating balance maintained was $1.0 million.
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
The Company's financial instruments not measured at fair value on a recurring basis were as follows:

	December 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2022 Notes	$—	$—	$—	$—	$36,824	$—	$78,619	$—
2024 Notes	$113,981	$—	$181,139	$—	$98,941	$—	$173,419	$—
French and other loans	$11,161	$—	$11,161	$—	$17,981	$—	$17,981	$—

The fair value of the Company’s Notes is influenced by interest rates, the Company’s stock price and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date. The Company’s French and other loans are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities; therefore, the carrying value of these debts approximate its fair value. Refer to Note 12, “Convertible Notes and Other Debts,” for additional information.
During the years ended December 31, 2022, 2021, and 2020, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
NOTE 8: GOODWILL
The changes in the Company’s carrying amount of goodwill are as follows:

(in thousands)	Video	Broadband	Total
Balance as of December 31, 2020	$182,855	$60,819	$243,674
Foreign currency translation adjustment	(3,457)	(4)	(3,461)
Balance as of December 31, 2021	$179,398	$60,815	$240,213
Foreign currency translation adjustment	(2,409)	(65)	(2,474)
Balance as of December 31, 2022	$176,989	$60,750	$237,739
NOTE 9: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Accounts receivable	$110,576	$91,382
Less: allowance for expected credit losses and sales returns	(2,149)	(2,853)
Total	$108,427	$88,529
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
The following table is a summary of activities in allowances for expected credit losses and sales returns:

(in thousands)	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Deductions from Reserves	Balance at End of Period
Year ended December 31,
2022	$2,853	$1,118	$836	$(2,658)	$2,149
2021	$2,068	$2,609	$1,533	$(3,357)	$2,853
2020	$3,013	$1,367	$299	$(2,611)	$2,068
NOTE 10: CERTAIN BALANCE SHEET COMPONENTS

Inventories:	December 31,
(in thousands)	2022	2021
Finished goods	$65,308	$37,545
Raw materials	46,081	22,245
Work-in-process	3,251	3,993
Service-related spares	6,309	7,412
Total	$120,949	$71,195

Prepaid expenses and other current assets:	December 31,
(in thousands)	2022	2021
Prepaid expenses	$5,558	$8,074
Contract assets (1)	5,583	8,101
Other current assets	15,196	13,797
Total	$26,337	$29,972
(1) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

Property and equipment, net:	December 31,
(in thousands)	2022	2021
Machinery and equipment	$75,589	$78,461
Capitalized software	30,588	38,306
Leasehold improvements	39,199	40,658
Furniture and fixtures	2,739	2,820
Construction-in-progress	2,691	1,892
Property and equipment, gross	150,806	162,137
Less: accumulated depreciation and amortization	(110,992)	(119,416)
Total	$39,814	$42,721

Other current liabilities:	December 31,
(in thousands)	2022	2021
Accrued employee compensation and related expenses	$29,675	$26,820
Other	37,049	26,824
Total	$66,724	$53,644
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
The following table summarizes the activities related to the Company’s restructuring plans accrual, reported as components of “Other current liabilities” on the Consolidated Balance Sheets:

(in thousands)	Severance and Benefits
Balance at December 31, 2021	$2,092
Charges for current period	3,739
Cash payments	(4,438)
Other	(349)
Balance at December 31, 2022	$1,044
For the year ended December 31, 2022, $0.5 million and $3.3 million of restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges”, respectively, in the Consolidated Statements of Operations.

NOTE 12: CONVERTIBLE NOTES AND OTHER DEBTS
4.375% Convertible Senior Notes due 2022 (the “2022 Notes”)
In June 2020, the Company issued the 2022 Notes with an aggregate principal amount of $37.7 million in a non-cash exchange for its 2020 Notes with an equal principal amount pursuant to an indenture, dated June 2, 2020 (the “2022 Notes Indenture”), by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The 2022 Notes bore interest at a rate of 4.375% per year, payable in cash on June 1 and December 1 of each year. The 2022 Notes matured on December 1, 2022.
The 2022 Notes were initially convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). Pursuant to the supplemental indenture entered into by the Company and the trustee during the fourth quarter of fiscal 2021, the Company made an irrevocable election to settle the principal amounts of the 2022 Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate, and thus the effective conversion price, was adjustable under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances as set forth in the 2022 Notes Indenture.
As discussed in the Note 2. “Recent Accounting Pronouncements”, effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, accounted for the Convertible debt as a single liability measured at amortized cost.
On or after September 1, 2022, until the close of business on the scheduled trading day immediately preceding the maturity date, holders of the 2022 Notes were able to convert all or a portion of their 2022 Notes regardless of any conditions. Prior to maturity date, the entire principal balance of $37.7 million was converted by holders of the 2022 Notes. In accordance with provisions of the 2022 Notes Indenture and the aforementioned supplemental indenture, conversions were settled in a combination of cash and the Company’s common Stock. The principal amount of $37.7 million that matured on December 1, 2022 was paid in cash. The conversion value greater than the principal amount was delivered in 3.9 million shares of the Company’s common stock.
The following table presents interest expense recognized for the 2022 Notes:

(in thousands)	Year ended December 31,
	2022	2021	2020
Contractual interest expense	$1,511	$1,648	$953
Amortization of debt discount	—	685	373
Amortization of debt issuance costs	257	214	117
Total interest expense recognized	$1,768	$2,547	$1,443
2.00% Convertible Senior Notes due 2024 (the “2024 Notes”)
In September 2019, the Company issued $115.5 million of the 2024 Notes pursuant to an indenture (the “2024 Notes Indenture”), dated September 13, 2019, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The 2024 Notes bear interest at a rate of 2.00% per year, payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2020. The 2024 Notes will mature on September 1, 2024, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.
The 2024 Notes were initially convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 115.5001 shares of the Company’s common stock per $1,000 principal amount of the 2024 Notes (which is equivalent to an initial conversion price of approximately $8.66 per share). Pursuant to the supplemental indenture entered into by the Company and the trustee during the fourth quarter of fiscal 2021, the Company made an irrevocable election to settle the principal amounts of the 2024 Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes or a notice of redemption and under other circumstances, in each case, as set forth in the 2024 Notes Indenture.
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

In accordance with the accounting guidance on embedded conversion features, the conversion feature associated with the 2024 Notes was valued at $24.9 million and bifurcated from the host debt instrument and recorded in “Additional paid-in capital.” The resulting debt discount on the 2024 Notes was being amortized, prior to adoption of ASU 2020-06, to interest expense at the effective interest rate over the contractual term of the 2024 Notes.
As discussed in the Note 2. “Recent Accounting Pronouncements”, effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, accounted for the Convertible debt as a single liability measured at amortized cost.
The 2024 Notes became convertible as of December 31, 2022, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price of the 2024 Notes on each applicable trading day. All $114.0 million of the net carrying amount of the 2024 Notes outstanding as of December 31, 2022 was classified as a current liability as of that date.
The following table presents the components of the 2024 Notes:

	As of December 31,
(in thousands, except for years and percentages)	2022	2021
Liability:
Principal amount	$115,500	$115,500
Less: Debt discount, net of amortization	—	(14,576)
Less: Debt issuance costs, net of amortization	(1,519)	(1,983)
Carrying amount	$113,981	$98,941

Remaining amortization period (years)	n/a	2.7
Effective interest rate on liability component	n/a	7.95%
The following table presents interest expense recognized for the 2024 Notes:

	Year ended December 31,
(in thousands)	2022	2021	2020
Contractual interest expense	$2,312	$2,312	$2,310
Amortization of debt discount	—	4,718	4,358
Amortization of debt issuance costs	874	641	595
Total interest expense recognized	$3,186	$7,671	$7,263
Other Debts
The Company has a variety of debt and credit facilities primarily in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below:

	December 31,
(in thousands)	2022	2021
Financing from French government agencies related to various government incentive programs (1)	$10,580	$12,259
Relief loans (2)	5,337	5,651
Term loans	—	71
Total debt obligations	15,917	17,981
Less: current portion	(4,756)	(4,992)
Long-term portion	$11,161	$12,989
(1) These loans bear variable interest rate at EURIBOR 1 month plus 1.9% and mature between 2023 through 2025.
(2) Refer to the below section “Relief Loans” for the description of these loans.

The table below presents the future minimum repayments of other debts as of December 31, 2022 (in thousands):

Year ending December 31,
2023	$4,756
2024	4,756
2025	5,065
2026	1,340
Total	$15,917
Relief Loans
In June 2020, Harmonic France was granted a loan from Société Générale S.A. (the “SG Loan”) in the aggregate amount of 5 million Euros, pursuant to a state guarantee program introduced in March 2020 to provide relief to companies from the financial consequences of the COVID-19 pandemic. The SG Loan was initially maturing in June 2021. During 2021, SG Loan maturity was extended to June 2026. The SG loan bears an effective interest rate of 0.51% per annum payable annually and may be repaid at any time prior to maturity with no repayment penalties. There are no restrictions on the use of funds from the SG Loan. The purpose of the funds from the SG Loan is to allow the preservation of activity and employment in France. As of December 31, 2022, there was $5.3 million outstanding under the loan, of which $1.3 million was recorded in “Other debts, current” and $4.0 million was recorded in “Other debts, non-current” in the Consolidated Balance Sheets.
Line of Credit
On December 19, 2019, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. as lender, and Harmonic International GmbH, as co-borrower (the “Credit Agreement”). The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $25.0 million, based on a borrowing base of eligible accounts receivable and inventory. The Company may use availability under the revolving loan facility for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes.
On October 28, 2022, the Company amended the Credit Agreement to (i) extend the Credit Agreement maturity date to October 28, 2025 or subject to certain exceptions, the date that is 90 days prior to the maturity date of the 2024 Notes (to the extent the 2024 Notes remain outstanding as of such date) and (ii) amend the interest rate provisions to LIBOR with SOFR as the interest rate benchmark for the revolving loans. As amended, the revolving loans bear interest, at the Company’s election, at a floating rate per annum equal to either (1) 2.00% plus the greater of (i) 2.50% and (ii) the prime rate as reported in the Wall Street Journal from time to time or (2) 3.00% plus adjusted term SOFR for an interest period of one, three or six months. Except in cases of default, prepayment or conversion, Interest on the revolving loans is payable monthly in arrears, in the case of prime rate loans, and at the end of the applicable interest period, in the case of SOFR loans.
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with an adjusted quick ratio, a minimum EBITDA covenant (tested quarterly) and a minimum liquidity covenant, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2022, the Company was in compliance with the covenants under the Credit Agreement.
There were no borrowings under the Credit Agreement outstanding as of December 31, 2022.

NOTE 13: EMPLOYEE BENEFIT PLANS
Equity Award Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and non-employees. Under the terms of the 1995 Stock Plan, no incentive stock option or non-statutory stock option may be granted in the ordinary course of business with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and options expire seven years from the date of grant. Some of the RSUs granted by the Company have performance-based vesting terms, where vesting is dependent on achievement of certain financial and non-financial operating goals of the Company (performance-based RSUs, or “PRSUs”), or where vesting is dependent on performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index (market-based RSUs, or “MRSUs”). The Company’s stockholders approved an amendment to the 1995 Stock Plan at the 2022 annual meeting of stockholders (the “2022 Annual Meeting”) to increase the number of shares of common stock reserved for issuance thereunder by 7,000,000 shares. As of December 31, 2022, an aggregate of 10,984,093 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 7,667,045 shares remained available for future grants.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, no non-statutory stock option may be granted with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally one year for RSUs and three years for options, and options expire seven years from the date of grant. As of December 31, 2022, an aggregate of 706,377 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 524,199 shares remained available for future grants.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. The Company’s stockholders approved an amendment to the ESPP Plan at the 2022 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares. As of December 31, 2022, 1,366,962 shares were reserved for future purchases by eligible employees. Under the ESPP, 817,243, 1,024,244 and 1,036,543 shares were issued during fiscal 2022, 2021 and 2020, respectively, representing $5.9 million, $5.1 million and $4.5 million in contributions.
Stock Options

(in thousands, except per share amounts)	Number of Shares	Weighted-Average Exercise Price (per share)
Balance at December 31, 2021	388	$3.15
Exercised	(388)	3.15
Canceled	—	—
Balance at December 31, 2022	—	$—
All stock options are fully vested and exercised as of December 31, 2022. Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of the Company’s common stock as of December 31, 2022. The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $3.9 million, $2.1 million and $0.2 million, respectively.
No stock options were granted nor vested during the years ended December 31, 2022, 2021 and 2020.

The Company realized income tax benefit of $0.3 million from stock option exercises for the year ended December 31, 2022. The Company realized no income tax benefit from stock option exercises for the years ended December 31, 2021 and 2020 due to recurring tax losses and valuation allowances.
Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2021	3,878	$7.31
Granted	2,767	9.47
Vested	(2,990)	7.50
Forfeited	(156)	8.27
Balance at December 31, 2022	3,499	$8.93
The fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $22.4 million, $18.3 million and $15.5 million, respectively.
Share-based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2022	2021	2020
Share-based compensation expense included in:
Cost of revenue	$2,233	$2,345	$1,712
Research and development expense	7,519	7,164	4,850
Selling, general and administrative expense	15,460	14,547	11,478
Total	$25,212	$24,056	$18,040

Share-based compensation expense by type of award:
RSUs	17,786	14,573	11,522
PRSUs	3,865	6,231	4,022
MRSUs	1,558	1,304	711
Employee stock purchase rights under ESPP	2,003	1,948	1,785
Total	$25,212	$24,056	$18,040
As of December 31, 2022, total unrecognized share-based compensation cost related to unvested RSUs was $19.7 million and is expected to be recognized over a weighted-average period of approximately 1.4 years.
French Pension Plan
Under French law, the Company’s subsidiaries in France are obligated to make certain payments to their employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement. The French pension plan is unfunded and there are no contributions to the plan required by related laws or funding regulations. No required contributions are expected in fiscal 2023, but the Company, at its discretion, may make contributions to the defined benefit plan.
The Company’s defined benefit pension obligations are measured annually as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation considers the employees’ age and period of service with the Company, projected mortality rates, mobility rates, increases in salaries and a discount rate.

The Company’s pension obligations as of December 31, 2022 and 2021, and the changes to the Company’s pension obligations for each of those years, were as follows:

(in thousands)	2022	2021
Projected benefit obligation:
Balance at January 1	$6,003	$6,057
Service cost	259	272
Interest cost	50	20
Actuarial (gains) losses	(626)	233
Benefits paid	(107)	(94)
Foreign currency translation adjustment	(296)	(485)
Balance at December 31	$5,283	$6,003

Presented on the Consolidated Balance Sheets as:
Current portion (included in “Accrued and other current liabilities”)	$242	$32
Long-term portion (included in “Other non-current liabilities”)	$5,041	$5,971
The table below presents the components of net periodic benefit costs:

	Year ended December 31,
(in thousands)	2022	2021	2020
Service cost	$259	$272	$227
Interest cost	50	20	78
Net periodic benefit cost included in result of operations	$309	$292	$305
The following assumptions were used in determining the Company’s pension obligation:

	As of December 31,
	2022	2021
Discount rate	3.3%	0.9%
Mobility rate	6.6%	4.7%
Salary progression rate	3.0%	2.5%
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
As of December 31, 2022, future benefits expected to be paid in each of the next five years, and in the aggregate for the five-year period thereafter are as follows (in thousands):

Year ending December 31,
2023	$242
2024	255
2025	395
2026	683
2027	534
2028 – 2032	3,436
Total	$5,545

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

	Year ended December 31,
	2022	2021	2020
Expected term (in years)	0.50	0.50	0.50
Volatility	47%	45%	56%
Risk-free interest rate	1.4%	0.1%	0.9%
Expected dividends	0.0%	0.0%	0.0%
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
The estimated weighted-average fair value per share of stock purchase rights under the ESPP, granted for the years ended December 31, 2022, 2021 and 2020 was $2.91, $2.24 and $1.80, respectively.
NOTE 14: STOCKHOLDERS’ EQUITY
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
During the fiscal year ended December 31, 2022, the company repurchased and retired approximately 0.6 million shares of the Company’s common stock for an aggregate amount of $5.1 million. As of December 31, 2022, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program. There were no share repurchases authorized during fiscal year 2021 and 2020.
NOTE 15: INCOME TAXES

Income (loss) before income tax:	Year ended December 31,
(in thousands)	2022	2021	2020
Domestic	$24,680	$(5,688)	$(42,905)
Foreign	19,805	14,559	16,688
Income (loss) before income taxes	$44,485	$8,871	$(26,217)

Provision for (benefit from) income taxes:	Year ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$4,443	$4	$124
State	3,236	85	93
Foreign	3,730	2,469	2,103
Deferred:
Foreign	4,894	(6,941)	734
Total provision for (benefit from) income taxes	$16,303	$(4,383)	$3,054

The difference between the tax provision at the statutory federal income tax rate and the provision for (benefit from) income tax as a percentage of income (loss) before income taxes (effective tax rate) for each period was as follows:

	Year ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21%	21%	21%
Increase (reduction) in rate resulting from:
State Taxes	7%	—%	—%
Differential in rates on foreign earnings	1%	42%	(11)%
Change in valuation allowance	15%	(113)%	(16)%
Change in liabilities for uncertain tax positions	—%	(2)%	—%
Non-deductible stock-based compensation	4%	11%	(2)%
Permanent differences	(1)%	—%	(2)%
Adjustments related to tax positions taken during prior years	(8)%	(3)%	—%
Research and development credits	(2)%	(10)%	—%
Other	—%	3%	(2)%
Effective tax rate	37%	(49)%	(12)%
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to geographical mix of income and losses, full valuation allowance against U.S. federal and state deferred tax assets, foreign withholding taxes and income taxes on earnings from operations in foreign tax jurisdictions. The Company’s effective income tax rate may be affected by changes in its interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as one-time discrete items. During fiscal 2022, the Company recorded current tax expense in the United States, primarily due to mandatory capitalization and amortization of research and development expenses in the United States starting January 1, 2022, as required by the Tax Cuts and Jobs Act. During fiscal 2021, the Company recorded a one-time benefit of approximately $8.6 million due to the release of valuation allowance on deferred tax assets in foreign jurisdictions due to its improved earnings in recent years and increasing future projected earnings.
The components of deferred taxes are as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Reserves and accruals	$27,376	$24,833
Net operating loss carryforwards	16,032	33,070
Research and development credit carryforwards	28,952	39,730
Deferred stock-based compensation	1,376	1,354
Intangibles	6,384	7,321
Operating lease liabilities	7,423	8,697
Capitalized research and development expenses	36,210	9,681
Other	1,139	31
Gross deferred tax assets	124,892	124,717
Valuation allowance	(101,020)	(90,247)
Gross deferred tax assets after valuation allowance	23,872	34,470
Deferred tax liabilities:
Depreciation	(5,971)	(6,597)
Convertible notes	—	(3,652)
Operating lease right-of-use assets	(6,125)	(7,402)
Gross deferred tax liabilities	(12,096)	(17,651)
Net deferred tax assets	$11,776	$16,819

The following table summarizes the activities related to the Company’s valuation allowance:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of period	$90,247	$99,585	$95,518
Additions	10,773	310	6,690
Deductions	—	(9,648)	(2,623)
Balance at end of period	$101,020	$90,247	$99,585
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
As of December 31, 2022, the Company had $83.1 million, $0.0 million, $34.7 million of foreign, U.S. federal and state net operating loss (“NOL”) carryforwards, respectively. Certain foreign NOLs expire beginning in 2026, if not utilized, while the majority of the foreign NOLs carryforward indefinitely. Certain U.S. states NOL carryforward expires at various dates beginning in 2029, if not utilized.
As of December 31, 2022, the Company had U.S. federal and California state tax credit carryforwards of $3.4 million and $35.5 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit carryforward will not expire.
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.
The Company has not provided U.S. state income taxes and foreign withholding taxes, on approximately $50.4 million of cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanently in duration is not practicable.
The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in the Company’s judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2022, the Company had $9.8 million of unrecognized future tax benefits that will have no or minimal impact on the effective tax rate in future periods if recognized due to a valuation allowance on such unrecognized tax benefits.

The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Year ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of period	$13.8	$17.6	$17.0
Increase in balance related to tax positions taken during current year	0.3	0.3	0.3
Decrease in balance as a result of a lapse of the applicable statutes of limitations	—	(0.2)	—
Increase in balance related to tax positions taken during prior years	—	—	0.3
Decrease in balance related to tax positions taken during prior years	(3.0)	(3.9)	—
Balance at end of period	$11.1	$13.8	$17.6
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2020 through 2022, were not material.

The 2018 through 2021 tax years generally remain subject to examination by U.S. federal and most state tax authorities. Net operating losses generated on a tax return basis by the Company for the 2016 to 2021 tax years and research and development credits for 2011 to 2021 tax years remain open to examination. In addition, the Company remains subject to income tax examination for several other jurisdictions, including in Switzerland for years after 2017, Israel for years after 2019, and France for years after 2016.

NOTE 16: EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. Potentially dilutive shares, consisting of outstanding stock options, RSUs, ESPP awards, and the Company’s Notes, are included in calculation of diluted net income (loss) per share when their effect is dilutive.
The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net income (loss)	$28,182	$13,254	$(29,271)
Denominator:
Weighted average number of shares outstanding:
Basic	105,080	101,484	96,971
2022 Notes	2,681	2,175	—
2024 Notes	2,441	653	—
Stock options	213	292	—
Restricted stock units	1,884	1,525	—
Stock purchase rights under ESPP	79	42	—
Diluted	112,378	106,171	96,971
Net income (loss) per share:
Basic	$0.27	$0.13	$(0.30)
Diluted	$0.25	$0.12	$(0.30)
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effect was anti-dilutive:

	Year ended December 31,
(in thousands)	2022	2021	2020
2020 Notes	—	—	312
2022 Notes	—	—	192
Stock options	—	8	1,603
Restricted stock units	38	27	3,041
Stock purchase rights under the ESPP	—	390	531
Total	38	425	5,679
The Company applies the treasury stock method to determine the potential dilutive effect of its convertible debt on earnings per share. The 2020 Notes, 2022 Notes, and 2024 Notes are excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when their respective conversion prices exceeded the average market price for the Company's common stock. Under the if-converted method, the 2022 Notes and 2024 Notes have potential dilutive effect of 6.6 million shares and 13.3 million shares, respectively.

NOTE 17: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s CODM, which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on the internal reporting structure, the Company consists of two operating segments: Video and Broadband. During the third quarter of fiscal 2022, the Company’s Cable Access segment was renamed the Broadband segment to reflect a broader strategic view of the category. There has been no change to the composition of the segment; therefore, no prior periods were restated. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, broadband operators, and satellite and telco Pay-TV service providers. The Broadband segment provides CableOS broadband access solutions and related services to broadband operators globally. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.
The following table provides summary financial information by reportable segment:

	Year ended December 31,
(in thousands)	2022	2021	2020
Video
Revenue	$274,189	$288,507	$242,510
Gross profit	165,618	169,468	132,092
Operating income	22,322	28,460	1,326
Broadband
Revenue	$350,768	$218,642	$136,321
Gross profit	153,031	93,191	66,661
Operating income	52,283	15,599	11,651
Total
Revenue	$624,957	$507,149	$378,831
Gross profit	$318,649	$262,659	$198,753
Operating income	$74,605	$44,059	$12,977
A reconciliation of the Company’s total segment operating income to income (loss) before income taxes in as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Total segment operating income	$74,605	$44,059	$12,977
Unallocated corporate expenses (1)	(3,874)	(681)	(3,416)
Stock-based compensation	(25,212)	(24,062)	(18,040)
Amortization of intangibles	—	(507)	(3,970)
Income (loss) from operations	45,519	18,809	(12,449)
Loss on convertible debt extinguishment	—	—	(1,362)
Non-operating expense, net	(1,034)	(9,938)	(12,406)
Income (loss) before income taxes	$44,485	$8,871	$(26,217)
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges and certain other non-recurring charges to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.

Geographic Information

Net revenue (1):	Year ended December 31,
(in thousands)	2022	2021	2020
United States	$393,991	$282,912	$191,854
Other countries	230,966	224,237	186,977
Total	$624,957	$507,149	$378,831
(1) Revenue is attributed to countries based on the location of the customer.
Other than the United States, no single country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2022, 2021 and 2020.

Property and equipment, net:	As of December 31,
(in thousands)	2022	2021
United States	$25,395	$29,740
Israel	10,621	8,715
France	3,372	3,656
Other countries	426	610
Total	$39,814	$42,721
Customer Concentration
One customer, Comcast, accounted for 39%, 26% and 20% of the Company’s total net revenues during the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 18: COMMITMENTS AND CONTINGENCIES
Bank Guarantees and Standby Letters of Credit
As of December 31, 2022 and 2021, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.1 million and $2.4 million, respectively, consisting of building leases and performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million indemnity issued by the parent company. There were no amounts outstanding under this credit facility as of December 31, 2022 and 2021.
Indemnification
The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2022.
Purchase Commitments
As of December 31, 2022, the Company had approximately $143.4 million of commitments to purchase goods and services.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2022.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2022, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2023 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2023 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
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
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description
3.1 (i)	Certificate of Incorporation of Harmonic Inc., as amended
3.2	Amended and Restated Bylaws of Harmonic Inc.
4.1 (ii)	Form of Common Stock Certificate
4.2 (iii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4.3 (iv)	Indenture, dated September 13, 2019, between the Company and U.S. Bank National Association
4.4 (v)	Supplemental Indenture, dated November 15, 2021 by and between the Company and U.S. Bank National Association
4.5 (iv)	Form of 2.00% Convertible Senior Note due 2024 (included in Exhibit 4.1)
4.6 (vi)	Description of Common Stock
4.7 (vii)	Indenture, dated June 2, 2020, by and between the Company and U.S. Bank National Association
4.8 (v)	Supplemental Indenture, dated November 25, 2021 by and between the Company and U.S. Bank National Association
4.9 (vii)	Form of 4.375% Convertible Senior Note due 2022 (included in Exhibit 4.1)
10.1 (ii)*	Form of Indemnification Agreement
10.2 (viii)*	1995 Stock Plan, as amended and restated on June 9, 2022
10.3 (ix)*	2002 Director Stock Plan, as amended and restated on June 8, 2021
10.4 (viii)*	2002 Employee Stock Purchase Plan, as amended and restated on June 9, 2022
10.5 (x)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective March 20, 2018
10.6 (x)*	Form of Control Severance Agreement between Harmonic Inc. and each of Sanjay Kalra, Nimrod Ben-Natan, Ian Graham and Neven Haltmayer
10.7	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement
10.8 (xii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.9 (xii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.10 (xii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.11 (xi)	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement
10.12 (xiii)
Credit Agreement, dated as of December 19, 2019, by and among Harmonic Inc. and Harmonic International GmbH, as co-borrowers, certain subsidiaries of Harmonic Inc. from time to time party thereto, as guarantors, and JPMorgan Chase Bank, N.A., as lender.

10.13 (vii)	First Amendment to Credit Agreement, dated as of May 28, 2020, by and among Harmonic Inc., Harmonic International GmbH and JPMorgan Chase Bank, N.A.
10.14 (xiv)	Second Amendment to Credit Agreement, dated as of October 30, 2020, by and among Harmonic Inc, Harmonic International GmbH and JP Morgan Chase Bank, N.A.

10.15 (xv)	Third Amendment to Credit Agreement, dated as of November 10, 2020, by and among Harmonic Inc., Harmonic International GmbH and JP Morgan Chase Bank, N.A.
10.16 (xix)	Fourth Amendment to Credit Agreement, dated as of October 28, 2022, by and among Harmonic Inc., Harmonic International GmbH and JP Morgan Chase Bank, N.A.
10.17 (xvi)	Cooperation Agreement, dated as of April 9, 2021, by and between Harmonic Inc. And Scopia Capital Management LP.
10.19(xvii)	Amendment to Cooperation Agreement, dated as of March 24, 2022, by and between Harmonic Inc. and Scopia Capital Management L.P
16.1 (xviii)	Letter dated March 4, 2021 from Armanino LLP to the Securities and Exchange Commission regarding a change in certifying accountant.
21.1	Subsidiaries of Harmonic Inc.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Armanino LLP - Independent Registered Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Comprehensive Income (loss) for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(ii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(iii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.
(iv)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2019.
(v)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(vi)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(vii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 2, 2020.
(viii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 22, 2022.
(ix)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 20, 2021.
(x)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 26, 2018.
(xi)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(xii)Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xiii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 26, 2019.
(xiv)Previously filed as an exhibit to the Company’s Periodic Report on Form 10-Q, dated November 2, 2020.

(xv)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2020.
(xvi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2021.
(xvii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 29, 2022.
(xviii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 5, 2021.
(xix)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2022.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 28, 2023.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	February 28, 2023
(Patrick J. Harshman)

/s/ SANJAY KALRA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
(Sanjay Kalra)

/s/ PATRICK GALLAGHER	Chairperson	February 28, 2023
(Patrick Gallagher)

/s/ SUSAN G. SWENSON	Director	February 28, 2023
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	February 28, 2023
(Mitzi Reaugh)

/s/ DAVID KRALL	Director	February 28, 2023
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	February 28, 2023
(Deborah L. Clifford)

/s/ DAN WHALEN	Director	February 28, 2023
(Dan Whalen)

/s/ SOPHIA KIM	Director	February 28, 2023
(Sophia Kim)