Form 10-Q
period 2023-03-31
HARMONIC INC
filed 2023-05-09
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2023 was 111,355,319.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$90,877	$89,586
Accounts receivable, net	88,135	108,427
Inventories	131,642	120,949
Prepaid expenses and other current assets	27,451	26,337
Total current assets	338,105	345,299
Property and equipment, net	38,936	39,814
Operating lease right-of-use assets	24,347	25,469
Goodwill	238,433	237,739
Other non-current assets	63,994	61,697
Total assets	$703,815	$710,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$114,204	$113,981
Other debts, current	4,684	4,756
Accounts payable	55,404	67,455
Deferred revenue	65,606	62,383
Operating lease liabilities, current	6,731	6,773
Other current liabilities	59,269	66,724
Total current liabilities	305,898	322,072
Other debts, non-current	11,350	11,161
Operating lease liabilities, non-current	22,872	24,110
Other non-current liabilities	27,909	28,169
Total liabilities	368,029	385,512
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 111,332 and 109,871 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	111	110
Additional paid-in capital	2,384,806	2,380,651
Accumulated deficit	(2,041,476)	(2,046,569)
Accumulated other comprehensive loss	(7,655)	(9,686)
Total stockholders’ equity	335,786	324,506
Total liabilities and stockholders’ equity	$703,815	$710,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2023	April 1, 2022
Revenue:
Appliance and integration	$114,794	$112,984
SaaS and service	42,855	34,455
Total net revenue	157,649	147,439
Cost of revenue:
Appliance and integration	59,748	66,382
SaaS and service	13,847	11,875
Total cost of revenue	73,595	78,257
Total gross profit	84,054	69,182
Operating expenses:
Research and development	33,509	28,833
Selling, general and administrative	39,282	36,643
Restructuring and related charges	83	1,170
Total operating expenses	72,874	66,646
Income from operations	11,180	2,536
Interest expense, net	(706)	(1,433)
Other income (expense), net	(293)	62
Income before income taxes	10,181	1,165
Provision for income taxes	5,088	2,694
Net income (loss)	$5,093	$(1,529)

Net income (loss) per share:
Basic	$0.05	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average shares outstanding:
Basic	110,794	103,994
Diluted	117,758	103,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net income (loss)	$5,093	$(1,529)
Change in foreign currency translation adjustments	1,959	(1,702)
Other comprehensive income (loss) before tax	1,959	(1,702)
Provision for (benefit from) income taxes	(72)	63
Other comprehensive income (loss), net of tax	2,031	(1,765)
Total comprehensive income (loss)	$7,124	$(3,294)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	5,093	—	5,093
Other comprehensive income, net of tax	—	—	—	—	2,031	2,031
Issuance of common stock under award and purchase plans, net	1,461	1	(3,269)	—	—	(3,268)
Stock-based compensation	—	—	7,424	—	—	7,424
Balance at March 31, 2023	111,332	$111	$2,384,806	$(2,041,476)	$(7,655)	$335,786

	Three Months Ended April 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	103	2,354,790	(2,069,618)	(3,272)	282,003
Net loss	—	—	—	(1,529)	—	(1,529)
Other comprehensive loss, net of tax	—	—	—	—	(1,765)	(1,765)
Issuance of common stock under stock option, award and purchase plans, net	1,877	2	272	—	—	274
Repurchase of common stock	(233)	—	—	(2,141)	—	(2,141)
Stock-based compensation	—	—	7,811	—	—	7,811
Balance at April 1, 2022	104,603	$105	$2,362,873	$(2,073,288)	$(5,037)	$284,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income (loss)	$5,093	$(1,529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,030	3,111
Stock-based compensation	7,424	7,586
Amortization of convertible debt discount	223	297
Amortization of warrant	435	429
Foreign currency remeasurement	1,290	(563)
Deferred income taxes, net	547	627
Provision for expected credit losses and returns	253	1,348
Provision for excess and obsolete inventories	2,027	2,738
Other adjustments	45	77
Changes in operating assets and liabilities:
Accounts receivable	20,277	(28,479)
Inventories	(10,547)	(11,841)
Other assets	(2,566)	(3,949)
Accounts payable	(12,507)	(12,260)
Deferred revenues	1,721	18,408
Other liabilities	(10,475)	(3,482)
Net cash provided by (used in) operating activities	6,270	(27,482)
Cash flows from investing activities:
Purchases of property and equipment	(2,331)	(2,438)
Net cash used in investing activities	(2,331)	(2,438)
Cash flows from financing activities:
Repurchase of common stock	—	(2,141)
Repayment of other debts	(152)	(99)
Proceeds from common stock issued to employees	3,085	2,966
Taxes paid related to net share settlement of equity awards	(6,353)	(2,693)
Net cash used in financing activities	(3,420)	(1,967)
Effect of exchange rate changes on cash and cash equivalents	772	(805)
Net increase (decrease) in cash and cash equivalents	1,291	(32,692)
Cash and cash equivalents at beginning of period	89,586	133,431
Cash and cash equivalents at end of period	$90,877	$100,739
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$881	$1,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2022 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2023.
NOTE 2: INVESTMENTS IN EQUITY SECURITIES
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
NOTE 3: CONTRACT ASSETS AND DEFERRED REVENUE
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	March 31, 2023	December 31, 2022
Contract assets	$5,033	$5,580
Deferred revenue	$82,245	$80,471
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.
Revenue recognized during the three months ended March 31, 2023 that was included within the deferred revenue balance at January 1, 2023 was $21.2 million. Revenue recognized during the three months ended April 1, 2022, that was included within the deferred revenue balance at January 1, 2022 was $23.5 million.
Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of March 31, 2023 was $631.6 million, majority of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 10, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Operating lease cost	$1,764	$1,887
Variable lease cost	425	461
Total lease cost	$2,189	$2,348
Supplemental information related to leases are as follows:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,828	$1,916
Right-of-use assets obtained in exchange for operating lease obligations	$—	$129
NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$90,091	$110,576
Less: allowances for expected credit losses and sales returns	(1,956)	(2,149)
Total	$88,135	$108,427

Inventories:	As of
(in thousands)	March 31, 2023	December 31, 2022
Finished goods	$72,891	$65,308
Raw materials	49,770	46,081
Work-in-process	3,194	3,251
Service-related spares	5,787	6,309
Total	$131,642	$120,949

Prepaid expenses and other current assets:	As of
(in thousands)	March 31, 2023	December 31, 2022
Prepaid expenses	$4,649	$5,558
Contract assets	5,033	5,583
Other current assets	17,769	15,196
Total	$27,451	$26,337

Property and equipment, net:	As of
(in thousands)	March 31, 2023	December 31, 2022
Machinery and equipment	$74,767	$75,589
Capitalized software	29,420	30,588
Leasehold improvements	39,480	39,199
Furniture and fixtures	2,852	2,739
Construction-in-progress	3,210	2,691
Property and equipment, gross	149,729	150,806
Less: accumulated depreciation and amortization	(110,793)	(110,992)
Total	$38,936	$39,814

Other current liabilities:	As of
(in thousands)	March 31, 2023	December 31, 2022
Accrued employee compensation and related expenses	$22,437	$29,675
Other	36,832	37,049
Total	$59,269	$66,724

NOTE 6: CONVERTIBLE DEBT
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
The 2024 Notes were initially convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 115.5001 shares of the Company’s common stock per $1,000 principal amount of the 2024 Notes (which is equivalent to an initial conversion price of approximately $8.66 per share). Pursuant to the supplemental indenture entered into by the Company and the trustee during the fourth quarter of the fiscal year ended December 31, 2021, the Company made an irrevocable election to settle the principal amounts of the 2024 Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate, and thus the effective conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes or a notice of redemption and under other circumstances, in each case, as set forth in the 2024 Notes Indenture.
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
The 2024 Notes remained convertible as of March 31, 2023, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price of the 2024 Notes on each applicable trading day. All $114.2 million of the net carrying amount of the 2024 Notes outstanding as of March 31, 2023 was classified as a current liability as of that date.
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	March 31, 2023	December 31, 2022
Liability:
Principal amount	$115,500	$115,500
Less: Debt issuance costs, net of amortization	(1,296)	(1,519)
Carrying amount	$114,204	$113,981
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Contractual interest expense	$578	$578
Amortization of debt issuance costs	223	217
Total interest expense recognized	$801	$795

NOTE 7: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Cost of revenue	$850	$527
Research and development expense	2,099	2,536
Selling, general and administrative expense	4,475	4,523
Total	$7,424	$7,586
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2022	3,499	$8.93
Granted	1,216	12.83
Vested	(1,500)	8.78
Forfeited	(229)	8.83
Balance at March 31, 2023	2,986	$10.45
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002 (“1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 13, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2022 Form 10-K for details pertaining to each plan.
As of March 31, 2023, an aggregate of 9,552,296 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 6,753,467 shares remained available for future grants. As of March 31, 2023, an aggregate of 637,671 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 451,077 shares remained available for future grants.
Share Repurchase Program
In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
There were no repurchase activities during the three months ended March 31, 2023. As of March 31, 2023, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program.
NOTE 8: FAIR VALUE MEASUREMENTS
The Company’s financial instruments not measured at fair value on a recurring basis were as follows:

	March 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2024 Notes	$114,204	$—	$198,892	$—	$113,981	$—	$181,139	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the price of the Company’s common stock and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2023	April 1, 2022
Numerator:
Net income (loss)	$5,093	$(1,529)
Denominator:
Weighted average number of shares outstanding:
Basic	110,794	103,994
2024 Notes	4,964	—
Restricted stock units	2,000	—
Diluted	117,758	103,994
Net income (loss) per share:
Basic	$0.05	$(0.01)
Diluted	$0.04	$(0.01)
The diluted net income per share was materially the same as basic net income per share for the three months ended March 31, 2023. The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effects were anti-dilutive:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Convertible debt	—	4,244
Stock options	—	387
Restricted stock units	72	3,066
Stock purchase rights under the ESPP	300	409
Total	372	8,106
NOTE 10: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (the “CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on the internal reporting structure, the Company consists of two operating segments: Video and Broadband. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing, production and playout solutions and services worldwide to broadcast and media companies, new streaming media companies, broadband operators, and satellite and telecommunications (“telco”) Pay-TV service providers. The Broadband segment provides broadband access solutions and related services to broadband operators globally. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.

The following table provides summary financial information by reportable segment:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Video
Revenue	$57,298	$65,842
Gross profit	34,614	38,684
Operating income (loss)	(1,426)	3,139
Broadband
Revenue	$100,351	$81,597
Gross profit	50,290	31,011
Operating income	20,113	8,139
Total
Revenue	$157,649	$147,439
Gross profit	84,904	69,695
Operating income	18,687	11,278
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Total consolidated segment operating income	$18,687	$11,278
Unallocated corporate expenses(1)	(83)	(1,156)
Stock-based compensation	(7,424)	(7,586)
Consolidated income from operations	11,180	2,536
Non-operating expense, net	(999)	(1,371)
Income before income taxes	$10,181	$1,165
(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.

Geographic Information	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Net revenue (1)
United States	$105,741	$86,878
Other countries	51,908	60,561
Total	$157,649	$147,439
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The terms “Harmonic,” “Company,” “we,” “us,” “its,” and “our,” as used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•developing trends and demands in the markets we address, particularly emerging markets;
•macroeconomic conditions, including inflation, rising interest rates, volatility and uncertainty in the banking and financial services sector, ongoing global supply chain disruptions, volatile capital markets and foreign currency fluctuations, particularly in certain geographies, and in financial markets;
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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.
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
We conduct business in three geographic regions— the Americas, EMEA and APAC—and operate in two segments, Video and Broadband. Our Video business sells video processing, production and playout solutions, and services worldwide to broadband operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions. Our Broadband business sells broadband access solutions and related services, including our CableOS software-based broadband access solution, to broadband operators globally.
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, including the Russia-Ukraine conflict, such as inflation, rising interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector, access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
More recently, the United States has experienced high levels of inflation, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced customer spending and volatility in financial markets. The Federal Reserve has raised, and may continue to raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to macroeconomic conditions, adverse business conditions and liquidity concerns, or bank failures or instability in the financial services sector, geopolitical disruptions and concerns over inflation risk.
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

Our Broadband strategy is focused on continuing to develop and deliver software-based broadband access technologies, which we refer to as our CableOS solutions, to our broadband operator customers. We believe our CableOS software-based broadband access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our CableOS solutions, which can be deployed based on a centralized, DAA or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or FTTH data, video and voice services. We believe our CableOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us become a major player in the broadband access market. In the meantime, we believe our Broadband segment will continue to gain momentum in the marketplace as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures. We continue to make progress in the development of our CableOS solutions and in the growth of our Broadband business, with expanded commercial deployments, field trials, and customer engagements.

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
Our critical accounting estimates are disclosed in our 2022 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these estimates during the three months ended March 31, 2023.
ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 to the audited Consolidated Financial Statements included in the 2022 Form 10-K.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Appliance and integration	$114,794	$112,984	$1,810	2%
as % of total net revenue	73%	77%
SaaS and service	42,855	34,455	8,400	24%
as % of total net revenue	27%	23%
Total net revenue	$157,649	$147,439	$10,210	7%
Appliance and integration net revenue increased in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to an increase in our Broadband segment net revenue as a result of increased penetration of existing customers and new customer deployments. The increase was partially offset by a decrease in our Video segment net revenue, which was primarily due to a reduction in sales of appliance products.
SaaS and service net revenue increased in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to increasing SaaS usage from existing customers and activation of new SaaS customers for both segments.

Gross Profit

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Gross profit	$84,054	$69,182	$14,872	21%
as % of total net revenue (“gross margin”)	53%	47%	6%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin increased in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to favorable product mix and lower freight costs in the current period.
Research and Development Expenses

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Research and development	$33,509	$28,833	$4,676	16%
as % of total net revenue	21%	20%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all of which are associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French Research and Development (“French R&D”) credits.
Research and development expenses increased in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments to support the growth of our Broadband business and the strategic transition of our Video segment to SaaS business.
Selling, General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Selling, general and administrative	$39,282	$36,643	$2,639	7%
as % of total net revenue	25%	25%
Selling, general and administrative expenses increased in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments.

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

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Cost of revenue	$—	$(14)	$14	(100)%
Operating expenses
Restructuring and related charges	83	1,170	(1,087)	(93)%
Total restructuring and related charges	$83	$1,156	$(1,073)	(93)%
Restructuring and related charges decreased in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in the prior period.
Interest Expense, Net

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Interest expense, net	$(706)	$(1,433)	$727	(51)%
Interest expense, net decreased in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to the repayment of the 4.375% Convertible Senior Notes due 2022 upon their maturity.
Other Income (Expense), Net

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Other income (expense), net	$(293)	$62	$(355)	(573)%
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currency of the reporting entity. Change in other income (expense), net in the three months ended March 31, 2023, compared to the corresponding period in 2022, was primarily due to foreign currency exchange losses resulting from the fluctuation of the Euro against the U.S. dollar.
Income Taxes

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Provision for income taxes	$5,088	$2,694	$2,394	89%
The provision for income taxes increased during the three months ended March 31, 2023, compared to the corresponding period in 2022. The increase was largely driven by the increase in pretax income and the decrease in tax loss and credit carry forwards available in the United States to offset taxable income. The mandatory capitalization and amortization of research and development expenses in the United States was required starting January 1, 2022, by the Tax Cuts and Jobs Act, which has resulted in income tax expense in the United States for both periods.

Segment Financial Results

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Change
Video
Revenue	$57,298	$65,842	$(8,544)	(13)%
as % of total revenue	36%	45%	(9)%
Gross profit	34,614	38,684	(4,070)	(11)%
Gross margin %	60%	59%	1%
Operating income	(1,426)	3,139	(4,565)	(145)%
Operating margin %	(2)%	5%	(7)%
Broadband
Revenue	$100,351	$81,597	$18,754	23%
as % of total revenue	64%	55%	9%
Gross profit	50,290	31,011	19,279	62%
Gross margin %	50%	38%	12%
Operating income	20,113	8,139	11,974	147%
Operating margin %	20%	10%	10%
Total
Revenue	$157,649	$147,439	$10,210	7%
Video
Our Video segment net revenue decreased during the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to a reduction in sales of appliance products, partially offset by an increase in SaaS and service revenue, reflecting increased usage from existing customers and activation of new SaaS customers. Video segment operating margin decreased during the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to the decrease in revenue and increased investments in research and development to support our SaaS business growth.
Broadband
Our Broadband segment net revenue increased during the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to increased penetration of our existing customers and new customer deployments. Our Broadband segment operating margin increased during the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to the increase in revenue and margin expansion driven by favorable mix and cost savings in freight and shipping as a result of strategic investments in inventory.
Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, working capital and other business activities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions subject to the strictest regulations. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources in order to fund our operations, and the growth of our business, take advantage of unanticipated strategic opportunities, or strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following March 31, 2023, as well as in the long-term.
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

As of March 31, 2023, we had outstanding $131.5 million in aggregate principal amount of indebtedness, consisting of our 2024 Notes, and other debts, of which $118.9 million is scheduled to become due in the 12-month period following March 31, 2023. As of March 31, 2023, our total minimum lease payments are $36.0 million, of which $5.3 million is due before December 31, 2023.
In February 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of March 31, 2023, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominately from our sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $90.9 million, accounts receivable, net, of $88.1 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A. This credit facility was renewed in October 2022 and will mature on October 28, 2025.
Our cash and cash equivalents of $90.9 million as of March 31, 2023 consisted of bank deposits held throughout the world, of which $65.7 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
Summary of Cash Flows
The table below sets forth selected cash flow data:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Net cash provided by (used in):
Operating activities	$6,270	$(27,482)
Investing activities	(2,331)	(2,438)
Financing activities	(3,420)	(1,967)
Effect of foreign exchange rate changes on cash and cash equivalents	772	(805)
Net increase (decrease) in cash and cash equivalents	$1,291	$(32,692)
Operating Activities
Net cash provided by operating activities increased during the first quarter of fiscal 2023 compared to net cash used in operating activities in the first quarter of fiscal 2022, primarily due to higher net income in the first quarter of fiscal 2023 compared to a net loss in the first quarter of fiscal 2022, partially offset by certain unfavorable changes in our working capital mainly due to timing of accounts payable and investments in inventories during the first quarter of fiscal 2023 in comparison to the first quarter of fiscal 2022.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including, but not limited to, instability and uncertainty in the financial services sector, the Russia-Ukraine conflict and related macroeconomic conditions on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased slightly during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily due to lower purchases of property and equipment in the first quarter of fiscal 2023.

Financing Activities
Net cash used in financing activities increased during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily due to higher payment of tax withholding obligations related to net share settlement of restricted stock units in the first quarter of fiscal 2023, partially offset by lower stock repurchase transactions in the first quarter of fiscal 2023 in comparison to the first quarter of fiscal 2022.
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
For quantitative and qualitative disclosures about foreign currency exchange risk and interest rate risk affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our exposure related to foreign currency exchange risk and interest rate risk has not changed materially since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Interim Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Such assertions arise in the normal course of our operations. The resolution of any such assertions and claims cannot be predicted with certainty. Refer to Note 11 of the Notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for details on legal proceedings.

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
•We depend on cable, satellite and telco, and broadcast and media industry spending for our revenue and any material decrease or delay in spending in any of these industries would negatively impact our operating results, financial condition and cash flows;
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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, in recent years, streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including inflation, rising interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, uncertainty and volatility in the financial services sector and the impact of the Russia-Ukraine conflict, and government and business responses thereto, on the global economy and regional economies;
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
•federal, state, local and foreign government regulation of telco, television broadcasting and streaming media;
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
In the past, specific factors contributing to reduced spending have included:
•uncertainty and deteriorated market conditions regionally and globally due to the effects of the COVID-19 pandemic;
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
In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, such as those caused by the effects of the COVID-19 pandemic, Russia-Ukraine conflict and related inflationary pressure, bank insolvency and related uncertainty and volatility in the financial services sector and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three months ended March 31, 2023 accounted for approximately 68% of our net revenue, compared to 70% for the corresponding period in 2022. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three months ended March 31, 2023, Comcast accounted for approximately 47% of our net revenue, compared to 31% in the corresponding period in 2022. Additionally, for the three months ended April 1, 2022, Intelsat and Vodafone accounted for approximately 13% and 10% of our net revenue, respectively. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions more slowly or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
In addition, some of our larger competitors may have more long-standing and established relationships with certain domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets and may be better able to navigate periods of market uncertainty, such as the uncertainty caused by the effects of the COVID-19 pandemic, Russia-Ukraine conflict, bank insolvency and related uncertainty and volatility in the financial services sector and inflation. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the global economic impacts caused by the effects of the COVID-19 pandemic, the Russia-Ukraine conflict, rising tensions between China and Taiwan and China and the United States, bank insolvency and related uncertainty and volatility in the financial services sector, inflation and government and business responses thereto as well as related supply chain and labor shortage issues;
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
Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, or any of our suppliers of key components, subassemblies and modules used in our products, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries of our products or any materials used in our products, or the inability of any of our contract manufacturers to scale their production to meet demand, such as the inability of certain of our contract manufacturers to operate at capacity for periods of time during the COVID-19 pandemic, or any other circumstance that would require us to seek alternative sources of supply, had negatively impacted and could continue to negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. Furthermore, if we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business and our operating results, financial condition and cash flows. Increases, from time to time, in demand on our suppliers and subcontractors from our customers or from other parties have, on occasion, caused delays in the availability of certain components and products. In response, we may increase our inventories of certain components and products and expedite shipments of our products when necessary. These actions could increase our costs and could also increase our risk of holding obsolete or excess inventory, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial condition and cash flows.
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
As of March 31, 2023, we had 978 employees in our international operations, representing approximately 72% of our worldwide workforce. In recent years, we have expanded our international operations significantly. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts such as our acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of March 31, 2023, we maintained facilities in Israel with a total of 252 employees, or approximately 19% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Broadband business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
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
Cyber criminals and hackers may attempt to penetrate our network security, misappropriate our proprietary information or cause business interruptions. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we have faced compromises to our network security, and companies are facing additional attacks as workforces have become more distributed as a result of remote and hybrid working arrangements. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, ransomware, data protection breaches, computer viruses, denial-of-service attacks and similar disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:
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
We are monitoring and managing our cash position in light of ongoing market conditions due to the effects of COVID-19, volatility and uncertainty in the banking and financial services sector, the Russia-Ukraine conflict and related macroeconomic conditions. We believe that our existing cash of approximately $90.9 million at March 31, 2023 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. Further, volatility in equity capital markets may adversely affect market prices of our common stock. This may materially and adversely affect our ability to raise additional capital through public or private equity offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. To the extent we raise capital through debt financing arrangements, we may be required to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and the interest on such debt may adversely affect our operating results. Further, rising interest rates and tightening credit markets may reduce our access to debt financing, which may adversely affect our future business plans and expected growth, and would increase the cost of long-term fixed rate and short-term variable rate borrowings, which could reduce our earnings.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.00% Convertible Senior Notes due in 2024 (the “Notes”), or to make cash payments in connection with any conversion of the Notes or in connection with any repurchase of Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest thereon, as set forth in the indenture governing the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, including the Notes, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled under the indenture governing the Notes to convert the Notes at any time during specified periods at their option. During the fourth quarter of the fiscal year ended December 31, 2021, the Company made an irrevocable election under the terms of the indenture governing the Notes to settle the principal portion of the Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of common stock or a combination thereof, at the Company’s election. Accordingly, if one or more holders elect to convert their Notes, we would be required to settle the principal portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
As of March 31, 2023, we had approximately $238.4 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and the impact of both the Tax Act and the CARES Act is subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Further, the Inflation Reduction Act of 2022, (the “IRA”), has become effective as of January 1, 2023, which, among other things, imposes a one-percent non-deductible excise tax on certain repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program.
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
As of March 31, 2023, we held 124 issued U.S. patents and 49 issued foreign patents, and had 44 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Our products are subject to U.S. export control laws, and may be exported outside the United States only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to the United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”) requesting information about transactions involving Iran. The transactions were by the French company TVN, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. In February 2023, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. While OFAC did not assess any penalties, the Cautionary Letter does not preclude OFAC from taking future enforcement actions if additional information warrants renewed attention. Furthermore, OFAC may consider our regulatory history, including this subpoena, our disclosures and the Cautionary Letter, if we are involved in future enforcement cases for failure to comply with export control laws and regulations. If we are found to have violated U.S. export control laws as a result of future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws which could lead to penalties, reputational harm, loss of access to certain markets, or otherwise.
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
Changes in telco legislation and regulations in the United States and other countries could affect our sales and the revenue we are able to derive from our products. In particular, on December 14, 2017, the U.S. Federal Communications Commission (“FCC”) voted to repeal the “net neutrality” rules and return to a “light-touch” regulatory framework. The FCC’s new rules, which took effect in June 2018, granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules, which appeals are currently being reviewed by the D.C. Circuit Court of Appeals; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. Additionally, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018. Since the FCC repealed its nationwide regulations, seven states have also enacted a state-level net neutrality law and a number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. The repeal of the net neutrality rules or other regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.

We depend significantly on our international revenue and are subject to the risks associated with international operations, including those of our resellers, contract manufacturers and outsourcing partners, which may negatively affect our operating results.
Revenue for the three months ended March 31, 2023 and April 1, 2022 derived from customers outside of the United States represented approximately 33% and 41% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the effects of the COVID-19 pandemic, the Russia-Ukraine conflict and rising tensions between China and Taiwan and the United States;
•fluctuations in currency exchange rates;
•changes in foreign government regulations and telco standards;
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
•any negative economic impacts resulting from the political environment in the United States or the United Kingdoms’ exit from the European Union; and
•business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics, such as the effects of the COVID-19 pandemic, which has led and may continue to lead to trade shows and in-person meetings being canceled or delayed and employees working remotely, and which has impacted our supply chain and may continue to impact our supply chain or general business in other manners.
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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, rising interest rates, volatile capital markets and ongoing supply chain disruptions and the related impacts of the COVID-19 pandemic, uncertainty and volatility in the financial services sector, the Russia-Ukraine conflict and rising tensions between China and Taiwan and the United States;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 31, 2023, approximately $94.9 million of the share repurchase authorization remained available.
There were no repurchase activities during the three months ended March 31, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

3.2	Amended and Restated Bylaws of Harmonic Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and April 1, 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and April 1, 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and April 1, 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and April 1, 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

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

HARMONIC INC.

By:	/s/ Jeremy Rosenberg
Jeremy Rosenberg
Title: Interim Chief Financial Officer
Date: May 9, 2023