Form 10-Q
period 2023-06-30
HARMONIC INC
filed 2023-08-04
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 31, 2023 was 111,914,979.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$71,031	$89,586
Accounts receivable, net	119,203	108,427
Inventories	113,587	120,949
Prepaid expenses and other current assets	27,695	26,337
Total current assets	331,516	345,299
Property and equipment, net	37,626	39,814
Operating lease right-of-use assets	23,138	25,469
Goodwill	238,709	237,739
Other non-current assets	59,363	61,697
Total assets	$690,352	$710,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$114,428	$113,981
Other debts, current	4,851	4,756
Accounts payable	37,108	67,455
Deferred revenue	66,218	62,383
Operating lease liabilities, current	6,624	6,773
Other current liabilities	58,460	66,724
Total current liabilities	287,689	322,072
Other debts, non-current	10,539	11,161
Operating lease liabilities, non-current	21,557	24,110
Other non-current liabilities	27,766	28,169
Total liabilities	347,551	385,512
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 111,584 and 109,871 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	112	110
Additional paid-in capital	2,389,573	2,380,651
Accumulated deficit	(2,039,921)	(2,046,569)
Accumulated other comprehensive loss	(6,963)	(9,686)
Total stockholders’ equity	342,801	324,506
Total liabilities and stockholders’ equity	$690,352	$710,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue:
Appliance and integration	$111,127	$121,868	$225,921	$234,852
SaaS and service	44,836	35,578	87,691	70,033
Total net revenue	155,963	157,446	313,612	304,885
Cost of revenue:
Appliance and integration	57,437	62,341	117,185	128,723
SaaS and service	13,586	12,704	27,433	24,579
Total cost of revenue	71,023	75,045	144,618	153,302
Total gross profit	84,940	82,401	168,994	151,583
Operating expenses:
Research and development	32,205	29,920	65,714	58,753
Selling, general and administrative	42,773	36,768	82,055	73,411
Restructuring and related charges	—	631	83	1,801
Total operating expenses	74,978	67,319	147,852	133,965
Income from operations	9,962	15,082	21,142	17,618
Interest expense, net	(800)	(1,394)	(1,506)	(2,827)
Other income (expense), net	(136)	4,274	(429)	4,336
Income before income taxes	9,026	17,962	19,207	19,127
Provision for income taxes	7,471	3,122	12,559	5,816
Net income	$1,555	$14,840	$6,648	$13,311

Net income per share:
Basic	$0.01	$0.14	$0.06	$0.13
Diluted	$0.01	$0.14	$0.06	$0.12
Weighted average shares outstanding:
Basic	111,462	104,630	111,130	104,312
Diluted	119,255	108,984	118,508	109,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$1,555	$14,840	$6,648	$13,311
Change in foreign currency translation adjustments	667	(7,608)	2,626	(9,310)
Other comprehensive income (loss) before tax	667	(7,608)	2,626	(9,310)
Provision for (benefit from) income taxes	(25)	305	(97)	368
Other comprehensive income (loss), net of tax	692	(7,913)	2,723	(9,678)
Total comprehensive income	$2,247	$6,927	$9,371	$3,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	111,332	$111	$2,384,806	$(2,041,476)	$(7,655)	$335,786
Net income	—	—	—	1,555	—	1,555
Other comprehensive income, net of tax	—	—	—	—	692	692
Issuance of common stock under award and purchase plans, net	252	1	(1,292)	—	—	(1,291)
Stock-based compensation	—	—	6,059	—	—	6,059
Balance at June 30, 2023	111,584	$112	$2,389,573	$(2,039,921)	$(6,963)	$342,801

	Three Months Ended July 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2022	104,603	$105	$2,362,873	$(2,073,288)	$(5,037)	$284,653
Net income	—	—	—	14,840	—	14,840
Other comprehensive loss, net of tax	—	—	—	—	(7,913)	(7,913)
Issuance of common stock under stock option, award and purchase plans, net	782	—	2,773	—	—	2,773
Repurchase of common stock	(324)	—	—	(2,872)	—	(2,872)
Stock-based compensation	—	—	5,355	—	—	5,355
Balance at July 1, 2022	105,061	$105	$2,371,001	$(2,061,320)	$(12,950)	$296,836

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	6,648	—	6,648
Other comprehensive income, net of tax	—	—	—	—	2,723	2,723
Issuance of common stock under award and purchase plans, net	1,713	2	(4,561)	—	—	(4,559)
Stock-based compensation	—	—	13,483	—	—	13,483
Balance at June 30, 2023	111,584	$112	$2,389,573	$(2,039,921)	$(6,963)	$342,801

	Six Months Ended July 1, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	103	2,354,790	(2,069,618)	(3,272)	282,003
Net income	—	—	—	13,311	—	13,311
Other comprehensive loss, net of tax	—	—	—	—	(9,678)	(9,678)
Issuance of common stock under stock option, award and purchase plans, net	2,659	2	3,045	—	—	3,047
Repurchase of common stock	(557)			(5,013)		(5,013)
Stock-based compensation	—	—	13,166	—	—	13,166
Balance at July 1, 2022	105,061	$105	$2,371,001	$(2,061,320)	$(12,950)	$296,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$6,648	$13,311
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,089	6,128
Stock-based compensation	13,483	13,161
Amortization of convertible debt discount	447	596
Amortization of warrant	870	863
Foreign currency remeasurement	991	(1,680)
Deferred income taxes, net	1,321	1,401
Provision for expected credit losses and returns	1,121	1,648
Provision for excess and obsolete inventories	3,383	3,805
Gain on sale of investment in equity securities	—	(4,370)
Other adjustments	(25)	338
Changes in operating assets and liabilities:
Accounts receivable	(11,513)	(21,386)
Inventories	6,894	(15,429)
Other assets	2,060	(1,367)
Accounts payable	(30,527)	(23,355)
Deferred revenues	1,223	16,393
Other liabilities	(12,717)	4,287
Net cash used in operating activities	(10,252)	(5,656)
Cash flows from investing activities:
Proceeds from sales of investments	—	7,962
Purchases of property and equipment	(3,833)	(5,504)
Net cash provided by (used in) investing activities	(3,833)	2,458
Cash flows from financing activities:
Repurchase of common stock	—	(5,013)
Proceeds from other debts	3,829	3,499
Repayment of other debts	(4,721)	(4,393)
Proceeds from common stock issued to employees	3,084	6,130
Taxes paid related to net share settlement of equity awards	(7,643)	(3,083)
Net cash used in financing activities	(5,451)	(2,860)
Effect of exchange rate changes on cash and cash equivalents	981	(5,554)
Net decrease in cash and cash equivalents	(18,555)	(11,612)
Cash and cash equivalents at beginning of period	89,586	133,431
Cash and cash equivalents at end of period	$71,031	$121,819
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,189	$624
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2022 Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2023.
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Contract assets	$5,491	$5,580
Deferred revenue	$81,751	$80,471
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.
Revenue recognized during the three months ended June 30, 2023 and July 1, 2022, that was included within the deferred revenue balance at January 1, 2023 and 2022 was $14.1 million and $11.3 million, respectively. Revenue recognized during the six months ended June 30, 2023 and July 1, 2022, that was included within the deferred revenue balance at January 1, 2023 and 2022 was $35.3 million and $34.8 million, respectively.
Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of June 30, 2023 was $663.8 million, a majority of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 10, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Operating lease cost	$1,761	$2,148	$3,525	$4,035
Variable lease cost	425	431	850	892
Total lease cost	$2,186	$2,579	$4,375	$4,927
Supplemental information related to leases are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,778	$1,962	$3,606	$3,878
Right-of-use assets obtained in exchange for operating lease obligations	$—	$77	$—	$206
NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$121,605	$110,576
Less: allowances for expected credit losses and sales returns	(2,402)	(2,149)
Total	$119,203	$108,427

Inventories:	As of
(in thousands)	June 30, 2023	December 31, 2022
Finished goods	$60,843	$65,308
Raw materials	43,367	46,081
Work-in-process	3,856	3,251
Service-related spares	5,521	6,309
Total	$113,587	$120,949

Prepaid expenses and other current assets:	As of
(in thousands)	June 30, 2023	December 31, 2022
Prepaid expenses	$4,233	$5,558
Contract assets	5,491	5,583
Other current assets	17,971	15,196
Total	$27,695	$26,337

Property and equipment, net:	As of
(in thousands)	June 30, 2023	December 31, 2022
Machinery and equipment	$72,342	$75,589
Capitalized software	27,421	30,588
Leasehold improvements	39,495	39,199
Furniture and fixtures	2,596	2,739
Construction-in-progress	2,308	2,691
Property and equipment, gross	144,162	150,806
Less: accumulated depreciation and amortization	(106,536)	(110,992)
Total	$37,626	$39,814

Other current liabilities:	As of
(in thousands)	June 30, 2023	December 31, 2022
Accrued employee compensation and related expenses	$24,271	$29,675
Other	34,189	37,049
Total	$58,460	$66,724

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
The 2024 Notes remained convertible as of June 30, 2023, as the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price of the 2024 Notes on each applicable trading day. All $114.4 million of the net carrying amount of the 2024 Notes outstanding as of June 30, 2023 was classified as a current liability as of that date.
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	June 30, 2023	December 31, 2022
Liability:
Principal amount	$115,500	$115,500
Less: Debt issuance costs, net of amortization	(1,072)	(1,519)
Carrying amount	$114,428	$113,981
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Contractual interest expense	$578	$578	$1,156	$1,156
Amortization of debt issuance costs	224	217	447	434
Total interest expense recognized	$802	$795	$1,603	$1,590

NOTE 7: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of revenue	$439	$604	$1,289	$1,131
Research and development expense	1,731	1,317	3,830	3,853
Selling, general and administrative expense	3,889	3,654	8,364	8,177
Total	$6,059	$5,575	$13,483	$13,161
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2022	3,499	$8.93
Granted	2,269	13.83
Vested	(1,831)	8.75
Forfeited	(242)	8.90
Balance at June 30, 2023	3,695	$11.91
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002 (“1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 13, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2022 Form 10-K for details pertaining to each plan.
The Company’s stockholders approved an amendment to the ESPP at the 2023 annual meeting of stockholders to increase the number of shares of common stock reserved for issuance under the ESPP by 650,000 shares. As of June 30, 2023, an aggregate of 9,221,697 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 5,713,754 shares remained available for future grants. As of June 30, 2023, an aggregate of 637,671 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 451,077 shares remained available for future grants.
Share Repurchase Program
In February 2022, the Board of Directors of the Company (“Board”) authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
There were no repurchase activities during the six months ended June 30, 2023. As of June 30, 2023, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program.
NOTE 8: FAIR VALUE MEASUREMENTS
The Company’s financial instruments not measured at fair value on a recurring basis were as follows:

	June 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2024 Notes	$114,428	$—	$218,586	$—	$113,981	$—	$181,139	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the price of the Company’s common stock and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Net income	$1,555	$14,840	$6,648	$13,311
Denominator:
Weighted average number of shares outstanding:
Basic	111,462	104,630	111,130	104,312
2022 Notes	—	2,365	—	2,537
2024 Notes	6,144	491	5,554	1,014
Stock options	—	234	—	249
Restricted stock units	1,573	1,193	1,786	1,627
Stock purchase rights under the ESPP	76	71	38	35
Diluted	119,255	108,984	118,508	109,774
Net income per share:
Basic	$0.01	$0.14	$0.06	$0.13
Diluted	$0.01	$0.14	$0.06	$0.12
The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income per share, because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Restricted stock units	37	48	55	53
Stock purchase rights under the ESPP	—	398	150	404
Total	37	446	205	457
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

The following table provides summary financial information by reportable segment:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Video
Revenue	$58,867	$76,215	$116,165	$142,057
Gross profit	36,303	48,136	70,917	86,820
Operating income (loss)	90	11,271	(1,336)	14,410
Broadband
Revenue	$97,096	$81,231	$197,447	$162,828
Gross profit	49,076	34,936	99,366	65,947
Operating income	18,066	10,131	38,179	18,270
Total
Revenue	$155,963	$157,446	$313,612	$304,885
Gross profit	85,379	83,072	170,283	152,767
Operating income	18,156	21,402	36,843	32,680
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Total consolidated segment operating income	$18,156	$21,402	$36,843	$32,680
Unallocated corporate expenses(1)	(2,135)	(745)	(2,218)	(1,901)
Stock-based compensation	(6,059)	(5,575)	(13,483)	(13,161)
Consolidated income from operations	9,962	15,082	21,142	17,618
Non-operating expense, net	(936)	2,880	(1,935)	1,509
Income before income taxes	$9,026	$17,962	$19,207	$19,127

(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges and other non-recurring expenses to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.

Geographic Information	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net revenue (1)
United States	$101,908	$106,109	$207,649	$192,987
Other countries	54,055	51,337	105,963	111,898
Total	$155,963	$157,446	$313,612	$304,885

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
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and the impact of factors such as the Russia-Ukraine conflict, inflation, rising interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customers suspending or reducing spending in anticipation of new products or new standards; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
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
Our critical accounting estimates are disclosed in our 2022 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these estimates during the six months ended June 30, 2023.
ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 to the audited Consolidated Financial Statements included in the 2022 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Appliance and integration	$111,127	$121,868	$(10,741)	(9)%	$225,921	$234,852	$(8,931)	(4)%
as % of total net revenue	71%	77%			72%	77%
SaaS and service	44,836	35,578	9,258	26%	87,691	70,033	17,658	25%
as % of total net revenue	29%	23%			28%	23%
Total net revenue	$155,963	$157,446	$(1,483)	(1)%	$313,612	$304,885	$8,727	3%
Appliance and integration net revenue decreased in the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to a decrease in our Video segment net revenue, which was primarily due to a reduction in sales of appliance products. The decrease was partially offset by an increase in our Broadband segment net revenue as a result of increased penetration of existing customers and new customer deployments.
SaaS and service net revenue increased in the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to increasing SaaS usage from existing customers and activation of new SaaS customers for both segments.

Gross Profit

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Gross profit	$84,940	$82,401	$2,539	3%	$168,994	$151,583	$17,411	11%
as % of total net revenue (“gross margin”)	54%	52%	2%		54%	50%	4%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin increased in the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to favorable product mix and lower freight costs in the current periods.
Research and Development Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Research and development	$32,205	$29,920	$2,285	8%	$65,714	$58,753	$6,961	12%
as % of total net revenue	21%	19%			21%	19%
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
Research and development expenses increased in the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments to support the growth of our Broadband business and the strategic transition of our Video segment to SaaS business.
Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Selling, general and administrative	$42,773	$36,768	$6,005	16%	$82,055	$73,411	$8,644	12%
as % of total net revenue	27%	23%			26%	24%
Selling, general and administrative expenses increased in the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to higher employee compensation costs as a result of headcount increases to support the growth in Broadband and strategic transition to SaaS in Video, and annual compensation adjustments.

Restructuring and Related Charges
We have implemented several restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing appropriate expense control programs. We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the condensed consolidated statement of operations.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Cost of revenue	$—	$114	$(114)	(100)%	$—	$100	$(100)	(100)%
Operating expenses
Restructuring and related charges	—	631	(631)	(100)%	83	1,801	(1,718)	(95)%
Total restructuring and related charges	$—	$745	$(745)	(100)%	$83	$1,901	$(1,818)	(96)%
Restructuring and related charges decreased in the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in fiscal 2022.
Interest Expense, Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Interest expense, net	$(800)	$(1,394)	$594	(43)%	$(1,506)	$(2,827)	$1,321	(47)%
Interest expense, net decreased in the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to the repayment of the 4.375% Convertible Senior Notes due 2022 upon their maturity.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Other income (expense), net	$(136)	$4,274	$(4,410)	(103)%	$(429)	$4,336	$(4,765)	(110)%
Changes in other income (expense), net in the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, were primarily due to a gain of $4.2 million recorded on the sale of our investment in Encoding.com in fiscal 2022. Refer to Note 2 of the Notes to our Condensed Consolidated Financial Statement for details on the sale of Encoding.com.
Income Taxes

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Provision for income taxes	$7,471	$3,122	$4,349	139%	$12,559	$5,816	$6,743	116%
The provision for income taxes increased during the three and six months ended June 30, 2023, compared to the corresponding periods in 2022. The increase was largely driven by the decrease in tax loss and credit carry forwards available in the United States to offset taxable income. The mandatory capitalization and amortization of research and development expenses in the United States was required starting January 1, 2022, by the Tax Cuts and Jobs Act, which has resulted in income tax expense in the United States for both periods.

Segment Financial Results

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Change		June 30, 2023	July 1, 2022	Change
Video
Revenue	$58,867	$76,215	$(17,348)	(23)%	$116,165	$142,057	$(25,892)	(18)%
as % of total revenue	38%	48%	(10)%		37%	47%	(10)%
Gross profit	36,303	48,136	(11,833)	(25)%	70,917	86,820	(15,903)	(18)%
Gross margin %	62%	63%	(1)%		61%	61%	—%
Operating income	90	11,271	(11,181)	(99)%	(1,336)	14,410	(15,746)	109%
Operating margin %	—%	15%	(15)%		(1)%	10%	(11)%
Broadband
Revenue	$97,096	$81,231	$15,865	20%	$197,447	$162,828	$34,619	21%
as % of total revenue	62%	52%	10%		63%	53%	10%
Gross profit	49,076	34,936	14,140	40%	99,366	65,947	33,419	51%
Gross margin %	51%	43%	8%		50%	41%	9%
Operating income	18,066	10,131	7,935	78%	38,179	18,270	19,909	109%
Operating margin %	19%	12%	7%		19%	11%	8%
Total
Revenue	$155,963	$157,446	$(1,483)	(1)%	$313,612	$304,885	$8,727	3%
Video
Our Video segment net revenue decreased during the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to a reduction in sales of appliance products attributed to non-recurring projects in fiscal 2022, partially offset by an increase in SaaS and service revenue, reflecting increased usage from existing customers and activation of new SaaS customers. Video segment operating margin decreased during the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to the decrease in revenue.
Broadband
Our Broadband segment net revenue increased during the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to increased penetration of our existing customers and new customer deployments, which was partially driven by an expansion of fiber-to-the-premises (“FTTP”). Our Broadband segment operating margin increased during the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, primarily due to the increase in revenue and margin expansion driven by favorable mix and cost savings in freight.
Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, working capital and other business activities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions subject to the strictest regulations. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources in order to fund our operations, and the growth of our business, take advantage of unanticipated strategic opportunities, or strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 30, 2023, as well as in the long-term.
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

As of June 30, 2023, we had outstanding $130.9 million in aggregate principal amount of indebtedness, consisting of our 2024 Notes, and other debts, of which $119.3 million is scheduled to become due in the 12-month period following June 30, 2023. As of June 30, 2023, our total minimum lease payments are $34.1 million, of which $3.4 million is due before December 31, 2023.
In February 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of June 30, 2023, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominately from our sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $71.0 million, accounts receivable, net, of $119.2 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A. This credit facility was renewed in October 2022 and will mature on October 28, 2025.
Our cash and cash equivalents of $71.0 million as of June 30, 2023 consisted of bank deposits held throughout the world, of which $62.6 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
Summary of Cash Flows
The table below sets forth selected cash flow data:

	Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022
Net cash provided by (used in):
Operating activities	$(10,252)	$(5,656)
Investing activities	(3,833)	2,458
Financing activities	(5,451)	(2,860)
Effect of foreign exchange rate changes on cash and cash equivalents	981	(5,554)
Net decrease in cash and cash equivalents	$(18,555)	$(11,612)
Operating Activities
Net cash used in operating activities increased during the first six months of fiscal 2023, compared to the corresponding period in fiscal 2022, primarily due to lower net income in the first six months of fiscal 2023 and an increase in cash used in our working capital.
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
Investing Activities
Net cash used in investing activities increased during the first six months of fiscal 2023, compared to the corresponding period in 2022, primarily due to proceeds from sale of investments in Encoding.com in May 2022, partially offset by lower purchases of property and equipment in the first six months of fiscal 2023.
Financing Activities
Net cash used in financing activities increased during the first six months of fiscal 2023, compared to the corresponding period in 2022, primarily due to higher payment of tax withholding obligations related to net share settlement of restricted stock units and lower proceeds from issuance of common stock to employees through the employee stock purchase plan in the first six months of fiscal 2023, partially offset by lower stock repurchase transactions in fiscal 2023 in comparison to fiscal 2022.

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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three and six months ended June 30, 2023 accounted for approximately 68% and 67% of our net revenue, respectively, compared to 70% and 69% for the corresponding periods in 2022. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three and six months ended June 30, 2023, Comcast accounted for approximately 47% of our net revenue, compared to 37% and 34% in the corresponding periods in 2022. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our CableOS software contains commitments in license fees to us, if Comcast deploys our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
A number of our principal business competitors in both of our business segments are substantially larger and/or may have access to greater financial, technical, marketing or other resources than we have. Consolidation in the Video industry has led to the acquisition of a number of our historic competitors over the last several years by private equity firms and by Amazon Web Services. With respect to our Broadband business, certain competitors are substantially larger than us.
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
•the pace of adoption and deployment of high-bandwidth technology, such as DOCSIS 3.x, DOCSIS 4.0, next generation LTE and FTTP;
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
These risks could be heightened during a substantial economic slowdown because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and other pandemics, such as the COVID-19 pandemic. These risks could also be heightened by geopolitical factors. For example, a number of the components we use in our products are sourced through Taiwan. Deterioration of relations between Taiwan and China and the United States, the resulting actions taken by any of these parties, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, international sales and operations. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.
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
As of June 30, 2023, we had 978 employees in our international operations, representing approximately 72% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts such as our acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of June 30, 2023, we maintained facilities in Israel with a total of 253 employees, or approximately 19% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Broadband business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
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
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management. For example, our former Chief Financial Officer announced his decision to resign in March 2023 and we appointed our current Chief Financial Officer in May 2023. Any significant leadership change or senior management transition involves inherent risks and any failure to ensure timely and suitable replacements and smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any current or future changes of management personnel in the future will not cause disruption to operations or customer relationships or a decline in our operating results.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to the volatility and uncertainty in the banking and financial services sector, the Russia-Ukraine conflict and related macroeconomic conditions. We believe that our existing cash of approximately $71.0 million at June 30, 2023 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
As of June 30, 2023, we had approximately $238.7 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
As of June 30, 2023, we held 128 issued U.S. patents and 48 issued foreign patents, and had 43 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue for the six months ended June 30, 2023 and July 1, 2022 derived from customers outside of the United States represented approximately 34% and 37% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 30, 2023, approximately $94.9 million of the share repurchase authorization remained available.
There were no repurchase activities during the three months ended June 30, 2023.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index
10.1(i)*	Offer Letter between Harmonic Inc. and Walter Jankovic, dated May 8, 2023

10.2(i)*	Change of Control Severance Agreement between Harmonic Inc. and Walter Jankovic, dated May 22, 2023

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and July 1, 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and July 1, 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and July 1, 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and July 1, 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the company.
** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Harmonic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(i) Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 22, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Walter Jankovic
Walter Jankovic
Title: Chief Financial Officer
Date: August 4, 2023