Form 10-K/A
period 2022-12-31
HARMONIC INC
filed 2023-10-02
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K/A
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

EXPLANATORY NOTE
Harmonic, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) solely to include Armanino LLP’s Report of Independent Registered Public Accounting Firm for the consolidated financial statements for the fiscal year ended December 31, 2020, which was inadvertently omitted in the as-filed version. The signed report was received by us prior to the original filing. No other changes have been made to the Form 10-K. Updated consents from each of Armanino LLP and Ernst & Young LLP dated as of the date of this Amendment are filed herewith as exhibits to this Amendment.
This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K and does not modify or amend the Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 8. Financial Statements and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

PART II

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

San Jose, California
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Harmonic Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Harmonic Inc. and its subsidiaries (the Company) as of December 31, 2020 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the 2020 audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/Armanino LLP
San Ramon, California
March 2, 2021
We served as the Company’s auditor from 2018 to 2020.

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
1. Financial Statements. See Index to Consolidated Financial Statements in Item 8 on page 1 of this Annual Report on Form 10-K.
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

Exhibit Number	Description
3.1 (i)	Certificate of Incorporation of Harmonic Inc., as amended
3.2 (ii)	Amended and Restated Bylaws of Harmonic Inc.
4.1 (iii)	Form of Common Stock Certificate
4.2 (iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4.3 (v)	Indenture, dated September 13, 2019, between the Company and U.S. Bank National Association
4.4 (vi)	Supplemental Indenture, dated November 15, 2021 by and between the Company and U.S. Bank National Association
4.5 (v)	Form of 2.00% Convertible Senior Note due 2024 (included in Exhibit 4.1)
4.6 (vii)	Description of Common Stock
4.7 (viii)	Indenture, dated June 2, 2020, by and between the Company and U.S. Bank National Association
4.8 (vi)	Supplemental Indenture, dated November 25, 2021 by and between the Company and U.S. Bank National Association
4.9 (viii)	Form of 4.375% Convertible Senior Note due 2022 (included in Exhibit 4.1)
10.1 (iii)*	Form of Indemnification Agreement
10.2 (ix)*	1995 Stock Plan, as amended and restated on June 9, 2022
10.3 (x)*	2002 Director Stock Plan, as amended and restated on June 8, 2021
10.4 (ix)*	2002 Employee Stock Purchase Plan, as amended and restated on June 9, 2022
10.5 (xi)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective March 20, 2018
10.6 (xi)*	Form of Control Severance Agreement between Harmonic Inc. and each of Sanjay Kalra, Nimrod Ben-Natan, Ian Graham and Neven Haltmayer
10.7 (xii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement
10.8 (xiii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.9 (xiii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.10 (xiii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.11 (xii)	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement
10.12 (xiv)
Credit Agreement, dated as of December 19, 2019, by and among Harmonic Inc. and Harmonic International GmbH, as co-borrowers, certain subsidiaries of Harmonic Inc. from time to time party thereto, as guarantors, and JPMorgan Chase Bank, N.A., as lender.

10.13 (viii)	First Amendment to Credit Agreement, dated as of May 28, 2020, by and among Harmonic Inc., Harmonic International GmbH and JPMorgan Chase Bank, N.A.
10.14 (xv)	Second Amendment to Credit Agreement, dated as of October 30, 2020, by and among Harmonic Inc, Harmonic International GmbH and JP Morgan Chase Bank, N.A.

10.15 (xvi)	Third Amendment to Credit Agreement, dated as of November 10, 2020, by and among Harmonic Inc., Harmonic International GmbH and JP Morgan Chase Bank, N.A.
10.16 (xvi)	Fourth Amendment to Credit Agreement, dated as of October 28, 2022, by and among Harmonic Inc., Harmonic International GmbH and JP Morgan Chase Bank, N.A.
10.17 (xvi)	Draft Purchase Agreement, dated as of November 10, 2020, by and between Harmonic Inc., and Commerzbank AG, Luxembourg Branch
10.18 (xviii)	Cooperation Agreement, dated as of April 9, 2021, by and between Harmonic Inc. And Scopia Capital Management LP.
10.19 (xix)	Amendment to Cooperation Agreement, dated as of March 24, 2022, by and between Harmonic Inc. and Scopia Capital Management L.P
16.1 (xx)	Letter dated March 4, 2021 from Armanino LLP to the Securities and Exchange Commission regarding a change in certifying accountant.
21.1 (ii)	Subsidiaries of Harmonic Inc.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Armanino LLP - Independent Registered Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Comprehensive Income (loss) for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, December 31, 2021 and December 31, 2020; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(ii)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(iii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(iv)Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.
(v)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2019.
(vi)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(vii)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(viii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 2, 2020.
(ix)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 20, 2022.
(x)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 20, 2021.
(xi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 26, 2018.
(xii)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(xiii)Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xiv)Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 26, 2019.
(xv)Previously filed as an exhibit to the Company’s Periodic Report on Form 10-Q, dated November 2, 2020.
(xvi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 2, 2022.
(xvii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2020.
(xviii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2021.
(xix)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 29, 2022.
(xx)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 5, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on September 29, 2023.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	September 29, 2023
(Patrick J. Harshman)

/s/ WALTER JANKOVIC	Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2023
(Walter Jankovic)

/s/ PATRICK GALLAGHER	Chairperson	September 29, 2023
(Patrick Gallagher)

/s/ SUSAN G. SWENSON	Director	September 29, 2023
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	September 29, 2023
(Mitzi Reaugh)

/s/ DAVID KRALL	Director	September 29, 2023
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	September 29, 2023
(Deborah L. Clifford)

/s/ SOPHIA KIM	Director	September 29, 2023
(Sophia Kim)