Form 10-Q
period 2023-09-29
HARMONIC INC
filed 2023-11-03
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 29, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 30, 2023 was 112,189,931.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 29, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$75,622	$89,586
Short-term investments	6,305	—
Accounts receivable, net	110,345	108,427
Inventories	103,748	120,949
Prepaid expenses and other current assets	33,117	26,337
Total current assets	329,137	345,299
Property and equipment, net	36,960	39,814
Operating lease right-of-use assets	21,604	25,469
Goodwill	237,161	237,739
Other non-current assets	48,949	61,697
Total assets	$673,811	$710,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$114,654	$113,981
Other debts, current	4,820	4,756
Accounts payable	47,123	67,455
Deferred revenue	56,325	62,383
Operating lease liabilities, current	6,511	6,773
Other current liabilities	45,786	66,724
Total current liabilities	275,219	322,072
Other debts, non-current	9,992	11,161
Operating lease liabilities, non-current	20,019	24,110
Other non-current liabilities	27,781	28,169
Total liabilities	333,011	385,512
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 112,171 and 109,871 shares issued and outstanding at September 29, 2023 and December 31, 2022, respectively	112	110
Additional paid-in capital	2,399,282	2,380,651
Accumulated deficit	(2,046,416)	(2,046,569)
Accumulated other comprehensive loss	(12,178)	(9,686)
Total stockholders’ equity	340,800	324,506
Total liabilities and stockholders’ equity	$673,811	$710,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Revenue:
Appliance and integration	$84,760	$116,441	$310,681	$351,293
SaaS and service	42,443	39,297	130,134	109,330
Total net revenue	127,203	155,738	440,815	460,623
Cost of revenue:
Appliance and integration	48,992	64,932	166,177	193,655
SaaS and service	16,527	12,202	43,960	36,781
Total cost of revenue	65,519	77,134	210,137	230,436
Total gross profit	61,684	78,604	230,678	230,187
Operating expenses:
Research and development	30,316	30,466	96,030	89,219
Selling, general and administrative	39,245	36,379	121,300	109,790
Restructuring and related charges	726	335	809	2,136
Total operating expenses	70,287	67,180	218,139	201,145
Income (loss) from operations	(8,603)	11,424	12,539	29,042
Interest expense, net	(619)	(1,284)	(2,125)	(4,111)
Other income (expense), net	343	(118)	(86)	4,218
Income (loss) before income taxes	(8,879)	10,022	10,328	29,149
Provision for (benefit from) income taxes	(2,384)	1,282	10,175	7,098
Net income (loss)	$(6,495)	$8,740	$153	$22,051

Net income (loss) per share:
Basic	$(0.06)	$0.08	$—	$0.21
Diluted	$(0.06)	$0.08	$—	$0.20
Weighted average shares outstanding:
Basic	112,031	105,228	111,431	104,617
Diluted	112,031	113,185	117,910	110,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income (loss)	$(6,495)	$8,740	$153	$22,051
Change in foreign currency translation adjustments	(5,052)	(8,840)	(2,426)	(18,150)
Other comprehensive loss before tax	(5,052)	(8,840)	(2,426)	(18,150)
Provision for income taxes	163	523	66	891
Other comprehensive loss, net of tax	(5,215)	(9,363)	(2,492)	(19,041)
Total comprehensive income (loss)	$(11,710)	$(623)	$(2,339)	$3,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended September 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	111,584	$112	$2,389,573	$(2,039,921)	$(6,963)	$342,801
Net loss	—	—	—	(6,495)	—	(6,495)
Other comprehensive loss, net of tax	—	—	—	—	(5,215)	(5,215)
Issuance of common stock under award and purchase plans, net	587	—	2,468	—	—	2,468
Stock-based compensation	—	—	7,241	—	—	7,241
Balance at September 29, 2023	112,171	$112	$2,399,282	$(2,046,416)	$(12,178)	$340,800

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2022	105,061	$105	$2,371,001	$(2,061,320)	$(12,950)	$296,836
Net income	—	—	—	8,740	—	8,740
Other comprehensive loss, net of tax	—	—	—	—	(9,363)	(9,363)
Issuance of common stock under stock option, award and purchase plans, net	374	—	(1,932)	—	—	(1,932)
Repurchase of common stock	(14)	—	—	(120)	—	(120)
Stock-based compensation	—	—	6,460	—	—	6,460
Balance at September 30, 2022	105,421	$105	$2,375,529	$(2,052,700)	$(22,313)	$300,621

	Nine Months Ended September 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	153	—	153
Other comprehensive loss, net of tax	—	—	—	—	(2,492)	(2,492)
Issuance of common stock under award and purchase plans, net	2,300	2	(2,093)	—	—	(2,091)
Stock-based compensation	—	—	20,724	—	—	20,724
Balance at September 29, 2023	112,171	$112	$2,399,282	$(2,046,416)	$(12,178)	$340,800

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	103	2,354,790	(2,069,618)	(3,272)	282,003
Net income	—	—	—	22,051	—	22,051
Other comprehensive loss, net of tax	—	—	—	—	(19,041)	(19,041)
Issuance of common stock under stock option, award and purchase plans, net	3,033	3	1,112	—	—	1,115
Repurchase of common stock	(571)	(1)	—	(5,133)	—	(5,134)
Stock-based compensation	—	—	19,627	—	—	19,627
Balance at September 30, 2022	105,421	$105	$2,375,529	$(2,052,700)	$(22,313)	$300,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$153	$22,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,178	9,225
Stock-based compensation	20,724	19,621
Amortization of convertible debt discount	673	897
Amortization of warrant	870	1,298
Foreign currency remeasurement	(814)	(3,312)
Deferred income taxes, net	2,026	1,798
Provision for expected credit losses and returns	1,790	1,835
Provision for excess and obsolete inventories	6,514	4,521
Gain on sale of investment in equity securities	—	(4,370)
Other adjustments	146	419
Changes in operating assets and liabilities:
Accounts receivable	(4,348)	(22,115)
Inventories	14,532	(34,952)
Other assets	6,164	(10,371)
Accounts payable	(20,606)	1,305
Deferred revenues	(9,208)	(955)
Other liabilities	(27,002)	(770)
Net cash provided by (used in) operating activities	792	(13,875)
Cash flows from investing activities:
Purchases of short-term investments	(6,305)	—
Proceeds from sales of investments	—	7,962
Purchases of property and equipment	(5,749)	(7,389)
Net cash provided by (used in) investing activities	(12,054)	573
Cash flows from financing activities:
Repurchase of common stock	—	(5,133)
Proceeds from other debts	3,829	3,499
Repayment of other debts	(4,721)	(4,480)
Proceeds from common stock issued to employees	6,552	6,129
Taxes paid related to net share settlement of equity awards	(8,643)	(5,014)
Net cash used in financing activities	(2,983)	(4,999)
Effect of exchange rate changes on cash and cash equivalents	281	(9,850)
Net decrease in cash and cash equivalents	(13,964)	(28,151)
Cash and cash equivalents at beginning of period	89,586	133,431
Cash and cash equivalents at end of period	$75,622	$105,280
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,802	$819
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
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2022 Form 10-K. There have been no significant changes to these policies during the nine months ended September 29, 2023.
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	September 29, 2023	December 31, 2022
Contract assets	$4,396	$5,580
Deferred revenue	$71,121	$80,471
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.
Revenue recognized during the three months ended September 29, 2023 and September 30, 2022, that was included within the deferred revenue balance at January 1, 2023 and 2022 was $9.6 million and $7.9 million, respectively. Revenue recognized during the nine months ended September 29, 2023 and September 30, 2022, that was included within the deferred revenue balance at January 1, 2023 and 2022 was $44.9 million and $42.7 million, respectively.
Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of September 29, 2023 was $627.2 million, 48% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 10, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease cost	$1,788	$1,767	$5,313	$5,802
Variable lease cost	472	503	1,322	1,395
Total lease cost	$2,260	$2,270	$6,635	$7,197
Supplemental information related to leases are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cash paid for operating lease liabilities	$1,762	$1,925	$5,368	$5,803
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—	$—	$206
NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	September 29, 2023	December 31, 2022
Accounts receivable	$113,029	$110,576
Less: allowances for expected credit losses and sales returns	(2,684)	(2,149)
Total	$110,345	$108,427

Inventories:	As of
(in thousands)	September 29, 2023	December 31, 2022
Finished goods	$58,377	$65,308
Raw materials	34,782	46,081
Work-in-process	5,046	3,251
Service-related spares	5,543	6,309
Total	$103,748	$120,949

Prepaid expenses and other current assets:	As of
(in thousands)	September 29, 2023	December 31, 2022
Prepaid expenses	$13,173	$5,558
Contract assets	4,396	5,583
Other current assets	15,548	15,196
Total	$33,117	$26,337

Property and equipment, net:	As of
(in thousands)	September 29, 2023	December 31, 2022
Machinery and equipment	$72,208	$75,589
Capitalized software	26,975	30,588
Leasehold improvements	39,720	39,199
Furniture and fixtures	2,502	2,739
Construction-in-progress	2,875	2,691
Property and equipment, gross	144,280	150,806
Less: accumulated depreciation and amortization	(107,320)	(110,992)
Total	$36,960	$39,814

Other current liabilities:	As of
(in thousands)	September 29, 2023	December 31, 2022
Accrued employee compensation and related expenses	$18,405	$29,675
Other	27,381	37,049
Total	$45,786	$66,724

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
The 2024 Notes are recorded at face value less unamortized debt issuance costs. Amortization costs are reported as a component of interest expenses and are computed using the effective interest method. As the 2024 Notes mature within the next twelve months, they are classified as “Convertible debt, current” on the condensed consolidated balance sheet as of September 29, 2023.
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	September 29, 2023	December 31, 2022
Liability:
Principal amount	$115,500	$115,500
Less: Debt issuance costs, net of amortization	(846)	(1,519)
Carrying amount	$114,654	$113,981
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Contractual interest expense	$578	$578	$1,734	$1,734
Amortization of debt issuance costs	226	220	673	654
Total interest expense recognized	$804	$798	$2,407	$2,388

NOTE 7: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of revenue	$606	$607	$1,895	$1,691
Research and development expense	2,152	2,109	5,982	5,988
Selling, general and administrative expense	4,483	3,744	12,847	11,942
Total	$7,241	$6,460	$20,724	$19,621
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2022	3,499	$8.93
Granted	2,412	13.73
Vested	(2,201)	8.86
Forfeited	(257)	9.08
Balance at September 29, 2023	3,453	$12.19
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002 (“1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 13, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2022 Form 10-K for details pertaining to each plan.
The Company’s stockholders approved an amendment to the ESPP at the 2023 annual meeting of stockholders to increase the number of shares of common stock reserved for issuance under the ESPP by 650,000 shares. As of September 29, 2023, an aggregate of 8,851,861 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 5,585,931 shares remained available for future grants. As of September 29, 2023, an aggregate of 637,671 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 451,077 shares remained available for future grants.
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
There were no repurchase activities during the nine months ended September 29, 2023. As of September 29, 2023, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program.

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
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 29, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,054	$—	$—	$10,054	$—	$—	$—	$—
Short-term investments
Time deposits	—	6,305	—	6,305	—	—	—	—
Total assets	$10,054	$6,305	$—	$16,359	$—	$—	$—	$—

The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	September 29, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2024 Notes	$114,654	$—	$139,724	$—	$113,981	$—	$181,139	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the price of the Company’s common stock and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

NOTE 9: NET INCOME (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock options, restricted stock units, and shares issuable under the ESPP, and the if-converted method for the 2024 Notes.
As noted in Note 6, “Convertible Debt,” the principal amount of the 2024 Notes will be settled in cash. Therefore, for the purpose of calculating diluted net income (loss) per share, it will be assumed that the conversion spread value will be settled in shares.
The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator:
Net income (loss)	$(6,495)	$8,740	$153	$22,051
Denominator:
Weighted average number of shares outstanding:
Basic	112,031	105,228	111,431	104,617
2022 Notes	—	3,078	—	2,718
2024 Notes	—	2,678	4,919	1,569
Stock options	—	218	—	238
Restricted stock units	—	1,920	1,515	1,725
Stock purchase rights under the ESPP	—	63	45	44
Diluted	112,031	113,185	117,910	110,911
Net income (loss) per share:
Basic	$(0.06)	$0.08	$—	$0.21
Diluted	$(0.06)	$0.08	$—	$0.20
The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
2024 Notes	3,650	—	—	—
Restricted stock units	3,465	22	198	43
Stock purchase rights under the ESPP	425	—	—	—
Total	7,540	22	198	43

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
The following table provides summary financial information by reportable segment:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Video
Revenue	$51,397	$63,824	$167,562	$205,881
Operating income (loss)	(6,050)	2,907	(7,386)	17,317
Broadband
Revenue	$75,806	$91,914	$273,253	$254,742
Operating income	6,128	15,303	44,307	33,573
Total
Revenue	$127,203	$155,738	$440,815	$460,623
Operating income	78	18,210	36,921	50,890
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Total consolidated segment operating income	$78	$18,210	$36,921	$50,890
Unallocated corporate expenses(1)	(1,440)	(326)	(3,658)	(2,227)
Stock-based compensation	(7,241)	(6,460)	(20,724)	(19,621)
Consolidated income (loss) from operations	(8,603)	11,424	12,539	29,042
Non-operating expense, net	(276)	(1,402)	(2,211)	107
Income (loss) before income taxes	$(8,879)	$10,022	$10,328	$29,149
(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges and other non-recurring expenses to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.
Disaggregation of Revenues
The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Product sales	$76,133	$105,602	$283,551	$313,390
Professional services	8,627	10,839	27,130	37,903
Total Appliance and integration	84,760	116,441	310,681	351,293
SaaS	12,540	8,862	37,707	24,168
Support services	29,903	30,435	92,427	85,162
Total SaaS and services	42,443	39,297	130,134	109,330
Total revenue	$127,203	$155,738	$440,815	$460,623

The following table provides a summary of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
United States (1)	$80,501	$89,940	$288,150	$282,927
Other countries (1)	46,702	65,798	152,665	177,696
Total revenue	$127,203	$155,738	$440,815	$460,623
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
•the impact of geopolitical events, including the Hamas-Israel and Russia-Ukraine conflicts, and rising tensions between China and Taiwan, on our business and the markets in which we operate;
•new and future products and services;
•spending of our customers;
•our strategic direction, future business plans and growth strategy, including our plans with respect to the Video Business;
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
We conduct business in three geographic regions— the Americas, EMEA and APAC—and operate in two segments, Video and Broadband. Our Video business sells video processing, production and playout solutions, and services worldwide to broadband operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions. Our Broadband business sells broadband access solutions and related services, including our cOS (formerly CableOS) software-based broadband access solution, to broadband operators globally.
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and the impact of factors such as the Hamas-Israel and Russia-Ukraine conflicts, inflation, rising interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customers suspending or reducing spending in anticipation of new products or new standards; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
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
We believe a material and growing portion of the opportunities for our Video business are linked to the industry and our customers (i) continuing to adopt streaming technologies to capture, process and deliver video content to consumers and, increasingly, utilizing public cloud solutions like our VOS SaaS platform to do so; (ii) transforming existing broadcast infrastructure workflows into more flexible, efficient and cost-effective operations running in public clouds; and (iii) for those customers maintaining on-premise video delivery infrastructure, continuing to upgrade and replace aging equipment with next-generation software-based appliances that significantly reduce operational complexity. Our Video business strategy is focused on continuing to develop and deliver products, solutions and services to enable and support these trends. Currently, we are seeing a slow-down in capital spending by some of our Video business customers, which is causing delays for some of our appliance-based projects and creating near-term headwinds for our Video appliance business.

Our Broadband strategy is focused on continuing to develop and deliver software-based broadband access technologies, which we refer to as our cOS solutions, to our broadband operator customers. We believe our cOS software-based broadband access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our cOS solutions, which can be deployed based on a centralized, DAA or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or FTTH data, video and voice services. We believe our cOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us become a major player in the broadband access market. In the meantime, we believe our Broadband segment will continue to gain momentum in the marketplace as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures. We continue to make progress in the development of our cOS solutions and in the growth of our Broadband business, with expanded commercial deployments, field trials, and customer engagements.
RECENT DEVELOPMENTS
After careful consideration of the growth opportunities in both our Broadband business and Video SaaS business, and our capital allocation priorities over the next several years, we have initiated a formal strategic review process for our Video business. Together with financial and legal advisors, we are assessing a range of alternatives for the Video business to better position the Company for long-term shareholder value creation. As part of this process, we have received indications of interest in our Video business from a number of parties over the past several months.
No timetable has been established for the completion of the review, and the review may not result in any transaction. We do not intend to disclose further developments with respect to the review process unless and until our board of directors approves a specific transaction or otherwise concludes its review.
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
We believe that the following accounting estimates involve a greater degree of judgement or complexity than our other accounting estimates. Accordingly, the critical accounting estimates that we believe have the most significant impact on Harmonic’s unaudited condensed consolidated financial statements are set forth below:
•Valuation of inventories; and
•Accounting for income taxes
Valuation of Inventories
We state inventories at the lower-of-cost (determined on a first-in, first-out basis) or net realizable value, including allowances for excess and obsolete inventory. These reserves are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, forecasted demand, market conditions, and expected product lifecycles. Situations that could cause changes in the level of these inventory reserves include a decline in business and economic conditions, a decline in consumer confidence caused by changes in market conditions, a sudden and significant decline in demand for our products, inventory obsolescence because of rapidly changing technology and consumer requirements, or failure to estimate end customer demand properly. If actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required and may be material to our results of operations.
The gross amount of inventory reserves charged to the cost of revenues totaled $3.1 million, $6.5 million, in the three and nine months ended September 29, 2023, respectively.
Accounting for Income Taxes
In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. We estimate actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at September 29, 2023, management believes it is not more likely than not the domestic net deferred tax assets of $97 million will be realizable. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that we determine the deferred tax assets are realizable on a more likely than not basis and an adjustment is needed, an adjustment will be recorded in the fiscal period the determination is made.

ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 to the audited Consolidated Financial Statements included in the 2022 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Appliance and integration	$84,760	$116,441	$(31,681)	(27)%	$310,681	$351,293	$(40,612)	(12)%
as % of total net revenue	67%	75%			70%	76%
SaaS and service	42,443	39,297	3,146	8%	130,134	109,330	20,804	19%
as % of total net revenue	33%	25%			30%	24%
Total net revenue	$127,203	$155,738	$(28,535)	(18)%	$440,815	$460,623	$(19,808)	(4)%
Appliance and integration revenue decreased during the three months ended September 29, 2023, compared to the corresponding period in 2022, due to decreases in revenue in both our Broadband and Video segments. The decrease in our Broadband segment revenue was primarily attributed to customers delaying orders to maintain their existing inventory levels. The decrease in our Video segment revenue was primarily attributed to lower sales across all regions due to order and project delays by our customers.
Appliance and integration revenue decreased during the nine months ended September 29, 2023, compared to the corresponding period in 2022, primarily due to a decrease in our Video segment revenue, which was mainly attributed to a one-time deployment of our appliance products for a customer in 2022. The decrease was partially offset by an increase in our Broadband segment revenue as a result of higher volume from our existing customers.
Total SaaS and service revenue increased $3.1 million for the three months ended September 29, 2023, compared to the corresponding periods in 2022, primarily due to an increase of $1.5 million in revenue from the acquisition of new customers and a $2.1 million increase in revenue from increased usage by our existing customers. This increase in SaaS revenue was partially offset by a decrease in our revenue from support services.
SaaS and service revenue increased $20.8 million for the nine months ended September 29, 2023, compared to the corresponding period in 2022, due to an increase of $5.8 million from the acquisition of new customers, $7.7 million from increased usage by our existing customers, and $7.2 million from higher demand for support services from our existing customers.

Gross Profit

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Gross profit	$61,684	$78,604	$(16,920)	(22)%	$230,678	$230,187	$491	—%
as % of total net revenue (“gross margin”)	48%	50%	(2)%		52%	50%	2%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin decreased in the three months ended September 29, 2023, compared to the corresponding period in 2022, primarily due to an unfavorable appliance product mix in the current period. Our gross margin improved in the nine months ended September 29, 2023, compared to the corresponding period in 2022, primarily from margin expansion in our Broadband segment mainly due to a favorable product mix and, to a lesser extent, lower shipping costs. These increases were partially offset by a decrease in our Video segment, mainly due to an unfavorable appliance product mix in the current period.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Research and development	$30,316	$30,466	$(150)	—%	$96,030	$89,219	$6,811	8%
as % of total net revenue	24%	20%			22%	19%
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
Research and development expenses were relatively flat in the three months ended September 29, 2023, compared to the corresponding period in 2022. Research and development expenses increased in the nine months ended September 29, 2023, compared to the corresponding period in 2022, primarily due to higher employee compensation costs as a result of headcount increases and annual compensation adjustments to support the growth of our Broadband business and the strategic transition of our Video segment to SaaS business.
Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Selling, general and administrative	$39,245	$36,379	$2,866	8%	$121,300	$109,790	$11,510	10%
as % of total net revenue	31%	23%			28%	24%
Selling, general and administrative expenses increased in the three and nine months ended September 29, 2023, compared to the corresponding periods in 2022, primarily due to higher employee compensation costs as a result of headcount increases to support the growth in Broadband and strategic transition to SaaS in Video, and annual compensation adjustments.

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

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Cost of revenue	$714	$(9)	$723	*	$714	$91	$623	685%
Operating expenses
Restructuring and related charges	362	335	27	8%	445	2,136	(1,691)	(79)%
Total restructuring and related charges	$1,076	$326	$750	230%	$1,159	$2,227	$(1,068)	(48)%
*Not meaningful
Restructuring and related charges increased in the three months ended September 29, 2023, compared to the corresponding periods in 2022, primarily driven by higher severance and employee benefit costs recorded in conjunction with restructuring activities in the current fiscal quarter. Restructuring and related charges decreased in the nine months ended September 29, 2023, compared to the corresponding periods in 2022, mainly due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in 2022.
Interest Expense, Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Interest expense, net	$(619)	$(1,284)	$665	(52)%	$(2,125)	$(4,111)	$1,986	(48)%
Interest expense, net decreased in the three and nine months ended September 29, 2023, compared to the corresponding periods in 2022, primarily due to the repayment of the 4.375% Convertible Senior Notes due 2022 upon their maturity.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Other income (expense), net	$343	$(118)	$461	(391)%	$(86)	$4,218	$(4,304)	(102)%
Change in other income (expense), net in the three months ended September 29, 2023, compared to the corresponding period in 2022, was primarily due to foreign currency exchange gains resulting from the fluctuation of the Euro against the U.S. dollar in 2023. Change in other income (expense), net in the nine months ended September 29, 2023, compared to the corresponding period in 2022, was primarily due to a gain of $4.2 million recorded on the sale of our investment in Encoding.com in fiscal 2022. Refer to Note 2 of the Notes to our condensed consolidated financial statement for details on the sale of Encoding.com.

Income Taxes

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Provision for (benefit from) income taxes	$(2,384)	$1,282	$(3,666)	(286)%	$10,175	$7,098	$3,077	43%
The provision for income taxes decreased during the three months ended September 29, 2023 and increased during the nine months ended September 29, 2023, compared to the corresponding periods in 2022. The decrease in provision for income taxes for the three months ended September 29, 2023 was largely driven by the pre-tax loss in the current fiscal quarter, which resulted in a tax benefit. The increase in provision for income taxes for the nine months ended September 29, 2023 was driven by a decrease in tax loss and credit carry forwards available in the United States to offset taxable income. The mandatory capitalization and amortization of research and development expenses in the United States was required starting January 1, 2022 by the Tax Cuts and Jobs Act, which has resulted in income tax expense in the United States for both periods.
Segment Financial Results
Below is a table of our segment financial results.

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Change		September 29, 2023	September 30, 2022	Change
Video
Revenue	$51,397	$63,824	$(12,427)	(19)%	$167,562	$205,881	$(38,319)	(19)%
as % of total revenue	40%	41%	(1)%		38%	45%	(7)%
Operating income (1)	(6,050)	2,907	(8,957)	(308)%	(7,386)	17,317	(24,703)	(143)%
Operating margin % (1)	(12)%	5%	(17)%		(4)%	8%	(12)%
Broadband
Revenue	$75,806	$91,914	$(16,108)	(18)%	$273,253	$254,742	$18,511	7%
as % of total revenue	60%	59%	1%		62%	55%	7%
Operating income (1)	6,128	15,303	(9,175)	(60)%	44,307	33,573	10,734	32%
Operating margin % (1)	8%	17%	(9)%		16%	13%	3%
Total
Revenue	$127,203	$155,738	$(28,535)	(18)%	$440,815	$460,623	$(19,808)	(4)%
(1) Segment operating income and segment operating margins are Non-GAAP financial measures. Refer to Note 10, “Segment information,” of the Notes to our condensed consolidated financial statements for a reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes.
Video
Our Video segment revenue decreased by $12.4 million for the three months ended September 29, 2023, compared to the corresponding period in 2022. This decrease was primarily driven by lower appliance sales of $15.5 million, across all regions, due to customer order deferrals. This decrease was partially offset by a $3.1 million increase in our SaaS revenue, primarily due to the acquisition of new customers and increased usage from our existing customers.
Our Video segment revenue decreased by $38.3 million for the nine months ended September 29, 2023, compared to the corresponding period in 2022. This decrease was driven by lower appliance sales of $49.5 million, primarily due to a one-time deployment of our appliance products for a customer in 2022. This decrease was partially offset by an increase of $11.2 million in our SaaS revenue primarily due to the acquisition of new customers and increased usage from our existing customers.
Video segment operating margin decreased during the three and nine months ended September 29, 2023, compared to the corresponding periods in 2022, primarily due to the decrease in revenue.
Broadband
Our Broadband segment revenue decreased during the three months ended September 29, 2023, compared to the corresponding periods in 2022, primarily due to customers delaying orders to maintain their existing inventory levels. Our Broadband segment operating margin decreased during the three months ended September 29, 2023, compared to the corresponding period in 2022, primarily due to the decrease in revenue.

Our Broadband segment revenue increased by $18.5 million for the nine months ended September 29, 2023, compared to the corresponding period in 2022, primarily due to a $9.6 million increase in support services revenue from our existing customers and an additional $8.9 million generated from higher product sales. Our Broadband segment operating margin increased during the nine months ended September 29, 2023, compared to the corresponding period in 2022, primarily due to the increase in revenue and margin expansion driven by a favorable product mix.
Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, working capital and other business activities. As part of our cash management strategy, we concentrate cash deposits and short-term investments with large financial institutions subject to the strictest regulations. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources in order to fund our operations, and the growth of our business, take advantage of unanticipated strategic opportunities, or strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 29, 2023, as well as in the long-term.
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
As of September 29, 2023, we had outstanding $130.3 million in aggregate principal amount of indebtedness, consisting of our 2024 Notes, and other debts, of which $119.5 million is scheduled to become due in the 12-month period following September 29, 2023. As of September 29, 2023, our total minimum lease payments are $32.0 million, of which $1.6 million is due before December 31, 2023.
In February 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of September 29, 2023, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominately from our sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of September 29, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $75.6 million, short-term investments of $6.3 million, accounts receivable, net, of $110.3 million, and our $25.0 million revolving credit facility with JPMorgan Chase Bank, N.A. This credit facility was renewed in October 2022 and will mature on October 28, 2025.
Our cash and cash equivalents of $75.6 million as of September 29, 2023 consisted of bank deposits held throughout the world and money market funds, of which $55.6 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Summary of Cash Flows
The table below sets forth selected cash flow data:

	Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Net cash provided by (used in):
Operating activities	$792	$(13,875)
Investing activities	(12,054)	573
Financing activities	(2,983)	(4,999)
Effect of foreign exchange rate changes on cash and cash equivalents	281	(9,850)
Net decrease in cash and cash equivalents	$(13,964)	$(28,151)
Operating Activities
Net cash provided by operating activities increased during the first nine months of fiscal 2023, compared to the corresponding period in fiscal 2022, primarily due to a decrease in cash used in our working capital, partially offset by lower net income in the first nine months of fiscal 2023.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including, but not limited to, instability and uncertainty in the financial services sector, the Hamas-Israel and Russia-Ukraine conflicts and related macroeconomic conditions on demand for our offerings, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased during the first nine months of fiscal 2023, compared to the corresponding period in 2022, primarily due to proceeds from sale of investments in Encoding.com in May 2022 and purchases of short-term investments in fiscal 2023, partially offset by lower purchases of property and equipment in the first nine months of fiscal 2023.
Financing Activities
Net cash used in financing activities decreased during the first nine months of fiscal 2023, compared to the corresponding period in 2022, primarily due to lower stock repurchase transactions in fiscal 2023 in comparison to fiscal 2022, partially offset by higher payment of tax withholding obligations related to net share settlement of restricted stock units.
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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 29, 2023 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, in recent years, streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including inflation, rising interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, uncertainty and volatility in the financial services sector and the impact of the Hamas-Israel and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies;
•access to financing;
•annual budget cycles of customers in each of the industries we serve;
•the impact of industry consolidation;

•customers suspending, reducing or shifting spending due to: (i) new video or broadband industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions, and (iii) new products and solutions, such as products and services based on our VOS software platform or our cOS (formerly CableOS) software-based broadband access solutions;
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
In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, such as those caused by the effects of the COVID-19 pandemic, Hamas-Israel and Russia-Ukraine conflicts and related inflationary pressure, bank insolvency and related uncertainty and volatility in the financial services sector and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three and nine months ended September 29, 2023 accounted for approximately 64% and 65% of our net revenue, respectively, compared to 66% and 68% for the corresponding periods in 2022. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three and nine months ended September 29, 2023, Comcast accounted for approximately 41% and 45% of our net revenue, compared to 38% and 35% in the corresponding periods in 2022. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. Further, while Comcast’s election to license our cOS software contains commitments in license fees to us, if Comcast deploys our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
In addition, some of our larger competitors may have more long-standing and established relationships with certain domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets and may be better able to navigate periods of market uncertainty, such as the uncertainty caused by the effects of the COVID-19 pandemic, Hamas-Israel and Russia-Ukraine conflicts, bank insolvency and related uncertainty and volatility in the financial services sector and inflation. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
We believe our cOS software-based broadband access solutions, supporting centralized, DAA or hybrid configurations, will significantly reduce broadband operator headend costs and increase operational efficiency, and are an important step in operators’ transition to all-IP networks. If we are unsuccessful in continuing to innovate, develop, and deploy our broadband access solutions in a timely manner, or are otherwise delayed in making our solutions available to our customers, our business may be adversely impacted, particularly if our competitors develop and market similar or superior products and solutions.
We believe our software-based broadband access solutions will continue to replace and make obsolete current CMTS solutions, which is a market our products have historically not addressed, as well as cable edge-QAM products. If demand for our software-based broadband access solutions is weaker than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Moreover, if competitors adapt new broadband industry technology standards into competing broadband access solutions faster than we do, or promulgate a new or competitive architecture for next-generation broadband access solutions that renders our cOS solution obsolete, our business may be adversely impacted.
The sales cycle for our cOS solutions tends to be long. For broadband operators, upgrading or expanding network infrastructure is complex and expensive, and investing in a cOS solution is a significant strategic decision that may require considerable time to evaluate, test and qualify. Potential customers need to ensure our cOS solution will interoperate with the various components of its existing network infrastructure, including third-party equipment, servers and software. In addition, since we are a relatively new entrant into the CMTS market, we need to demonstrate significant performance, functionality and/or cost advantages with our cOS solutions that outweigh customer switching costs. If sales cycles are significantly longer than anticipated or we are otherwise unsuccessful in growing our cOS sales, our operating results, financial condition and cash flows could be materially and adversely affected.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the global economic impacts caused by the residual effects of the COVID-19 pandemic, the Hamas-Israel and Russia-Ukraine conflicts, rising tensions between China and Taiwan and China and the United States, bank insolvency and related uncertainty and volatility in the financial services sector, inflation and government and business responses thereto as well as related supply chain and labor shortage issues;
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
•uncertainty in the European Union due to unrest or violence in Ukraine that the ongoing military conflict with the Russian Federation has caused, which could adversely affect our results, financial condition and prospects;
•uncertainty in the Middle East due to the latest developments in the conflict between Hamas and Israel, which could also adversely affect our results, financial condition and prospects;
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
Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2024.
Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, or any of our suppliers of key components, subassemblies and modules used in our products, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries of our products or any components or materials used in our products, or the inability of any of our contract manufacturers to scale their production to meet demand, or any other circumstance that would require us to seek alternative sources of supply, would negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. Furthermore, if we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business and our operating results, financial condition and cash flows. Increases, from time to time, in demand on our suppliers and subcontractors from our customers or from other parties have, on occasion, caused delays in the availability of certain components and products. In response, we may increase our inventories of certain components and products and expedite shipments of our products when necessary. These actions could increase our costs and could also increase our risk of holding obsolete or excess inventory, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial condition and cash flows.
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

We generally have no long-term contracts or minimum purchase commitments with any of our resellers, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to any of our resellers, VAR or systems integrator customers to favor their products or, in effect, to prevent or reduce sales of our products. Any of our resellers, VAR or systems integrator customers may independently choose not to purchase or offer our products. Many of our resellers, and some of our VARs and system integrators are small, are based in a variety of international locations, and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of, and payment for, our products, or their ability to comply with our policies and procedures as well as applicable laws, could materially and adversely affect our business, operating results, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with reseller, VAR and systems integrator customers could likewise materially and adversely affect our business, operating results, financial condition and cash flows.
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
As of September 29, 2023, we had 975 employees in our international operations, representing approximately 72% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts such as our acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of September 29, 2023, we maintained facilities in Israel with a total of 259 employees, or approximately 19% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Video and Broadband business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
As such, we are directly affected by the political, economic and military conditions affecting Israel, such as the ongoing Hamas-Israel conflict. Any significant conflict involving Israel could have a direct effect on our business, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to, from, or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. For example, due to the ongoing Hamas-Israel conflict, a number of airlines have suspended service to Israel, making travel to and from Israel more difficult for our employees. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 8% of those employees were called for reserve duty in 2022. Approximately 10% of our employees in Israel have been called for military duty in connection with the Hamas-Israel conflict and in the event that more of our employees are called to active duty, certain of our research and development, product development and other activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East, such as the ongoing Hamas-Israel conflict, could materially and adversely affect our business, operating results, financial condition and cash flows.

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
We are monitoring and managing our cash position in light of ongoing market conditions due to the volatility and uncertainty in the banking and financial services sector, the Hamas-Israel and Russia-Ukraine conflicts and related macroeconomic conditions. We believe that our existing cash of approximately $75.6 million at September 29, 2023 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due. In addition, the Credit Agreement we entered into with JPMorgan Chase Bank, N.A., as lender, and Harmonic International GmbH, as co-borrower, on December 19, 2019 and most recently amended in September 2023, permits us to incur certain additional indebtedness and grant certain liens on our assets that could intensify the risks discussed above.
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
As of September 29, 2023, we had approximately $237.2 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
As of September 29, 2023, we held 132 issued U.S. patents and 48 issued foreign patents, and had 43 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue for the nine months ended September 29, 2023 and September 30, 2022 derived from customers outside of the United States represented approximately 35% and 39% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the effects of the COVID-19 pandemic, the Hamas-Israel and Russia-Ukraine conflicts and rising tensions between China and Taiwan and the United States;
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
•business and operational disruptions or delays caused by political, social and/or economic instability and unrest (e.g., Ukraine and Israel), including risks related to terrorist activity, particularly in emerging market countries;
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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, rising interest rates, volatile capital markets and ongoing supply chain disruptions and the related impacts of the COVID-19 pandemic, uncertainty and volatility in the financial services sector, the Hamas-Israel and Russia-Ukraine conflicts and rising tensions between China and Taiwan and the United States;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 29, 2023, approximately $94.9 million of the share repurchase authorization remained available.
There were no repurchase activities during the nine months ended September 29, 2023.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index
3.2	Amended and Restated Bylaws of Harmonic Inc.

10.1(i)	Fifth Amendment to Credit Agreement, dated as of September 29, 2023, by and among Harmonic Inc., Harmonic International GmbH and JPMorgan Chase Bank, N.A.

10.2(i)	Master Receivables Purchase Agreement, dated as of September 29, 2023, by and between Harmonic Inc. and JPMorgan Chase Bank, N.A.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at September 29, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2023 and September 30, 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 29, 2023 and September 30, 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 29, 2023 and September 30, 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2023 and September 30, 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
•The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Harmonic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(i) Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 4, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Walter Jankovic
Walter Jankovic
Title: Chief Financial Officer
Date: November 3, 2023