Form 10-K
period 2023-12-31
HARMONIC INC
filed 2024-02-16
CIK 851310

2023 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the reported closing sale price of the Common Stock on The NASDAQ Global Select Market on June 30, 2023, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $1,259.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 12, 2024, there were 111,908,849 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2023) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•macroeconomic conditions, including inflation, rising interest rates, volatility and uncertainty in the banking and financial services sector, supply chain disruptions, volatile capital markets and foreign currency fluctuations, particularly in certain geographies, and in financial markets;
•the impact of geopolitical events, including the Hamas-Israel and Russia-Ukraine conflicts, and tensions between China and Taiwan and China and the U.S., on our business and the markets in which we operate;
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
•expectations and estimates related to goodwill and its associated carrying value; and
•use of cash, cash needs and ability to raise capital, including repaying our convertible notes or repurchasing our common stock.
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
•We depend on cable, satellite and telco and broadcast and media industry spending for our revenue and any material decrease or delay in spending in any of these industries would negatively impact our operating results, financial condition and cash flows;
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
We are a leading global provider of (i) broadband access solutions that enable broadband operators to more efficiently and effectively deploy high-speed internet for data, voice and video services for their customers and (ii) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and streaming video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones.
We operate in two segments, Broadband and Video. Our Broadband business provides broadband access solutions and related services, including our cOS software-based broadband access solution, to broadband operators globally. Our Video business provides video processing and production and playout solutions and services worldwide to broadband operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions.
Across our two business segments, we derived approximately 74% of our revenue from the Americas in 2023. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for 21% and 5% of our 2023 revenue, respectively.
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
In addition, the operation of network infrastructure is space, power and personnel intensive. Hardware-centric networks can also be expensive to update or replace. To remain competitive, especially in the face of heightened competition from non-cable service providers, such as telcos, to deliver gigabit data rates, broadband operators need to significantly upgrade existing equipment and network technologies.
Technology Trends
•DOCSIS. We believe the cable industry will continue to deploy the DOCSIS 3.1 standard, which enables high bandwidth data transfer over existing broadband infrastructure, and we expect increasing adoption and deployment of the next-generation DOCSIS 4.0 standard, which has begun in certain markets.
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
•Multiple Access. cOS is a software-based solution that runs on COTS servers connected to distributed access nodes. Traditionally, the distributed access nodes deliver service to the subscribers over RF signals with DOCSIS. With cOS, FTTH services over passive optical networks (PON) can be supported with software running on cOS servers and with remote optical line termination (OLT) modules plugged into the DAA nodes. The result is that the cOS solution can support delivering both DOCSIS and PON services to different subscribers, which we believe is another key differentiating competitive advantage for Harmonic. As fiber is pulled deeper into the network, broadband operators will have the infrastructure and technology to deliver both traditional cable services and FTTH.
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

Our Products and Solutions
Broadband Products and Solutions
Software-Based Broadband Access Solution. As demand continues to rapidly grow for high-speed broadband services such as streaming, VOD, time-shift TV and cloud DVR, we believe we can help broadband operators take advantage of this opportunity with our cOS software-based broadband access solution, an end-to-end solution consisting of virtualized cloud-native software elements that orchestrate and connect with a variety of Harmonic and third-party indoor and outdoor hardware devices. We believe our cOS solution delivers unprecedented scalability, agility and cost savings, and enables our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and FTTx data, video and voice services. We believe our solution resolves space and power constraints in broadband operator facilities, significantly reduces dependence on hardware upgrade cycles, and reduces total cost of ownership. Our cOS solution can be deployed based on a centralized, distributed access or hybrid architecture.
cOS Central Cloud Services. Our cOS Central Cloud Services is a value-add subscription service for cOS customers that bundles three elements: (i) 24x7 technical support, (ii) a dedicated customer success team focused on customer satisfaction and retention, and (iii) a cOS Central SaaS that enhances and simplifies the deployment, monitoring, operation and maintenance of the cOS solution with advanced analytics, management and engagement tools.
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
Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, listed alphabetically, based, in part, on revenue during 2023.

United States	International
Apple Inc	America Movil
Cable One Inc	Comcast
Charter Communications	Deutsche Telekom
Comcast	Eurasiatrans B&PE
Cox Communications	Groupe Canal
DirecTV	Millicom International
Dish Network	Normann Engineering
Heartland Video Systems	NYL Eletronica
SES	Tele2 Sverige AB
Sinclair Broadcast Group	Vodafone
Sales to our 10 largest customers in 2023, 2022 and 2021 accounted for approximately 66%, 67% and 58% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2023, 2022 and 2021, Comcast accounted for 44%, 39% and 26% of our net revenue, respectively. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
Sales and Marketing
In the United States and internationally, we sell our products through our own direct sales force, as well as through independent resellers and systems integrators. Our direct sales team is organized by business segment, and geographically and by major customers and markets to support customer requirements. Our principal sales offices outside of the United States are located in Europe and Asia, and we have support staff in Switzerland and France to support our international customers and operations. Our international resellers are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory after receiving training from us.
Our direct sales force and resellers for each business segment are supported by highly trained technical staff, which includes application engineers who work closely with our customers to develop technical proposals and design systems to optimize system performance and economic benefits for our customers. Our technical support teams provide a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and resellers, both in our facilities and on-site.
Our product management organization for each business segment develops strategies for product lines and markets and, in conjunction with our sales force, identifies the evolving technical and application needs of customers so that our product development resources can be most effectively and efficiently deployed to meet anticipated product requirements. Each product management organization is also responsible for setting price levels, demand forecasting and general support of the sales force, particularly at major accounts.

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
Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. (“Plexus”) to act as our primary contract manufacturer. Plexus accounts for the majority of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2024. We do not generally maintain long-term agreements with any of our contract manufacturers.
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
Intellectual Property
As of December 31, 2023, we held 133 issued U.S. patents and 47 issued foreign patents and had 39 patent applications pending. Our issued patents are scheduled to expire between 2024 and 2041. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of unfilled firm purchase orders and contracts by our customers which have not been completed. Approximately 51% of our backlog and deferred revenue is projected to be converted to revenue within a rolling one-year period. As of December 31, 2023 and 2022, we had backlog, including deferred revenue, of $653.2 million and $457.1 million, respectively. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in spending by our customers or changes in specific customer requirements. In addition, due to annual budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.

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
Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2023, 2022 and 2021 were approximately $126.3 million, $120.3 million and $102.2 million, respectively. Research and development expenses as a percentage of revenue in 2023, 2022 and 2021 were approximately 21%, 19% and 20%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon and New Jersey), France, Israel and Hong Kong. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and India.
Our research and development program is primarily focused on developing new products and solutions, and adding new features and other improvements to existing products and solutions. With respect to our Broadband business segment, our major research and development efforts are focused on broadband access solutions for both video and data, particularly the ongoing development of our centralized, distributed and hybrid cOS software-based broadband access solutions and converging fiber and DOCSIS capabilities on our cOS solution platform. For our Video business segment, our current research and development efforts are focused on enhancing our streaming capabilities, expanding our targeted advertising technologies, and improving the efficiency and flexibility of broadcast workflows for our traditional appliances and within our SaaS platform.
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
Human Capital Resources
As of December 31, 2023, we employed a total of 1,359 full time employees, including 570 in research and development, 238 in sales, 267 in service and support, 81 in operations, 67 in marketing (corporate and product) and 136 in a general and administrative capacity. Of those employees, 450 were located in the United States and Canada, and 909 employees were located outside of North America in 22 countries in Central and South America, the Middle East and Africa, Europe and the Asia Pacific region. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in each of France and Spain are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, and streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
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
•federal, state, local and foreign government regulation of broadband, telco, television broadcasting and streaming media;
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

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, such as those caused by the Hamas-Israel and Russia-Ukraine conflicts, inflation, currency devaluation, and bank insolvencies and related uncertainty and volatility in the financial services sector and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the fiscal years ended December 31, 2023, 2022 and 2021 accounted for approximately 66%, 67% and 58% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the fiscal years ended December 31, 2023, 2022 and 2021, Comcast accounted for 44%, 39% and 26% of our net revenue respectively. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If Comcast or other significant Broadband customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
In addition, some of our larger competitors may have more long-standing and established relationships with certain domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets and may be better able to navigate periods of market uncertainty, such as the uncertainty caused by the Hamas-Israel and Russia-Ukraine conflicts, bank insolvency and related uncertainty and volatility in the financial services sector and inflation. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions, including the Hamas-Israel and Russia-Ukraine conflicts, tensions between China and Taiwan and China and the United States, bank insolvency and related uncertainty and volatility in the financial services sector, inflation and government and business responses thereto as well as related supply chain and labor shortage issues;

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
•impairment of our goodwill;
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
The timing of deployment of our products by our customers can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, and the availability of third-party equipment and services. For our Video business, deployment risks may also include our customers’ ability to negotiate and enter into rights agreements with video content owners that provide our customers with the right to deliver certain video content, and our customers’ need for local franchise and licensing approvals.
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
These risks could be heightened during a substantial economic slowdown because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and other pandemics. These risks could also be heightened by geopolitical factors. For example, a number of the components we use in our products are sourced through Taiwan. Deterioration of relations between Taiwan and China and the United States, the resulting actions taken by any of these parties, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, international sales and operations. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.
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
Operational Risks
We rely on resellers, value-added resellers and systems integrators for a significant portion of our Video business revenue, and disruptions to, or our failure to develop and manage our relationships with these customers or the processes and procedures that support them could adversely affect our business.
We generate a significant percentage of our revenue, particularly in our Video business, through sales to resellers, value-added resellers (“VARs”) and systems integrators that assist us with fulfillment or installation obligations. We expect that these sales will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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
As of December 31, 2023, we had 974 employees in our international operations, representing approximately 72% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of December 31, 2023, we maintained facilities in Israel with a total of 255 employees, or approximately 19% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Broadband and Video business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
As such, we are directly affected by the political, economic and military conditions affecting Israel, such as the ongoing Hamas-Israel conflict. Any significant conflict involving Israel could have a direct effect on our business, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 14% of those employees were called for active military duty in 2023. Approximately 10% of our employees in Israel have been called for military duty in connection with the Hamas-Israel conflict and in the event that more of our employees are called to active duty, certain of our research and development, product development and other activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East, such as the ongoing Hamas-Israel conflict, could materially and adversely affect our business, operating results, financial condition and cash flows.

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
Cyber criminals and hackers may attempt to penetrate our network security, or the network security of third parties we work with, including our third-party vendors, service providers, manufacturers, solution providers, partners and consultants, misappropriate our proprietary information or cause business interruptions, or access or misappropriate other sensitive data. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we and relevant third parties have faced compromises to our network security, though no prior incidents we have identified to date have materially affected our business, results of operations or financial condition. Companies are facing additional attacks as workforces have become more distributed as a result of remote and hybrid working arrangements. Additionally, geopolitical events such as the Hamas-Israel and Russia-Ukraine conflicts may increase the cybersecurity risks we and the third parties we work with face. Our business operations utilize and rely upon numerous third-party vendors, service providers, manufacturers, solution providers, partners and consultants, and any failure of such third parties’ cybersecurity measures could materially and adversely affect or disrupt our business. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems, or the cybersecurity systems of relevant third parties, fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, ransomware and other malicious code, data protection breaches, computer viruses, denial-of-service attacks, or disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:
•our intellectual property and other proprietary data, or financial assets, could be stolen;
•our ability to manage and conduct our business operations could be seriously disrupted;
•defects and security vulnerabilities could be introduced into our product, software and SaaS offerings, thereby damaging the reputation and perceived reliability and security of our products; and
•confidential or otherwise sensitive information, including personal data of our customers, employees and business partners, could be compromised and lead to unauthorized, unlawful, or accidental access to, or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, such information.
Should any of the above events occur, or be perceived to have occurred, our reputation, competitive position and business could be significantly harmed, and we could be subject to claims, demands and litigation from customers, third parties, and other individuals and groups, and investigations or other proceedings by governmental authorities, and may be subject to fines, penalties, damages, and other liabilities. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages and otherwise respond to the incident. Consequently, our business, operating results, financial condition and cash flows could be materially and adversely affected.
We may not have applicable or otherwise adequate insurance to protect us from, or adequately mitigate, liabilities or damages resulting from security breaches or incidents. The successful assertion of one or more large claims against us that exceeds any available insurance coverage that we might have, or results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that insurance coverage will be available on acceptable terms or that insurers will not deny coverage as to any future claim.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to the volatility and uncertainty in the banking and financial services sector, the Hamas-Israel and Russia-Ukraine conflicts, and related macroeconomic conditions. We believe that our existing cash of approximately $84.3 million at December 31, 2023 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. Further, volatility in equity capital markets may adversely affect market prices of our common stock. This may materially and adversely affect our ability to raise additional capital through public or private equity offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. Our current debt agreements and any debt financing that we secure in the future require or may require us to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and the interest on such debt may adversely affect our operating results. Further, rising interest rates and tightening credit markets may reduce our access to debt financing, which may adversely affect our future business plans and expected growth, and would increase the cost of long-term fixed rate and short-term variable rate borrowings, which could reduce our earnings.
If adequate capital is not available, or is not available on reasonable terms, when needed, we may not be able to take advantage of acquisitions or other market opportunities, to timely develop new products, or to otherwise respond to competitive pressures.
Our Credit Agreement imposes operating and financial restrictions on us.
On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries, and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement provides for a $120.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. To the extent drawn, the proceeds of the loans under the Term Facility must be used to repurchase, redeem, acquire or otherwise settle our Notes (as defined below). We may borrow term loans in up to three drawings through September 1, 2024, on which date any undrawn commitments under the Term Facility expire. As of December 31, 2023, there were no borrowings and approximately $0.2 million of letters of credit outstanding under the Credit Agreement.
Our Credit Agreement contains covenants that limit our ability and the ability of our subsidiaries to, subject to certain limitations and exceptions:
•grant liens;
•incur debt;
•make acquisitions and other investments;

•undergo certain fundamental changes;
•dispose of assets;
•make certain restricted payments;
•enter into transactions with affiliates; and
•enter into burdensome agreements.
Further, the Credit Agreement contains financial covenants that require compliance with a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities or react to market conditions, or otherwise restrict our activities or business plans. In addition, our obligations to repay principal and interest on our indebtedness could make us vulnerable to economic or market downturns.
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of December 31, 2023, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. Any such acceleration could result in an event of default under the Notes (as defined below). We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.00% Convertible Senior Notes due in 2024 (the “Notes”) and any amounts borrowed under our Credit Agreement, or to make cash payments in connection with any conversion of the Notes or in connection with any repurchase of Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest thereon, as set forth in the indenture governing the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, including the Notes, will depend on our ability to borrow under the terms of the Credit Agreement, the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes and any outstanding loans under the Credit Agreement.
In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at their maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversions of the Notes or at their maturity as required by the indenture governing the Notes would constitute a default under the indenture. A default, or the occurrence of a fundamental change or change of control, as applicable, under the indenture governing the Notes, could also lead to a potential default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change or change of control, as applicable, under the indenture governing the Notes could itself constitute an event of default under any such indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, or if we are unable to borrow under our Credit Agreement to refinance the Notes, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on our debt (including the Notes) when due. In addition, our Credit Agreement permits us to incur certain additional indebtedness and grant certain liens on our assets, subject to limitations and requirements as set forth in the Credit Agreement, that could intensify the risks discussed above.

Conversions of the Notes in connection with our delivery of the Notice of Redemption (as defined below) may adversely affect our financial condition and operating results.
On January 30, 2024, we issued a notice (the “Notice of Redemption”) to redeem all of the outstanding principal of the Notes pursuant to the terms of the indenture governing the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, April 18, 2024 (the “Redemption Date”). As a result of our delivery of the Notice of Redemption, holders of the Notes called for redemption will be entitled under the indenture governing the Notes to convert their Notes at their option at any time prior to the close of business on April 16, 2024 in accordance with such indenture at a conversion rate of 118.0550 shares (inclusive of Additional Shares, as defined in such indenture) of our common stock per $1,000 principal amount of the Notes converted. We have elected under the terms of the indenture governing the Notes to settle any conversions of Notes by paying cash equal to the principal portion of the Notes converted and deliver any conversion value greater than the principal amount shares of common stock . Accordingly, if one or more holders elect to convert their Notes, we will be required to settle the principal portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
•compliance with regulatory requirements, such as local employment regulations and organized labor requirements;
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
These financing activities or expenditures could materially and adversely affect our operating results, cash flows and financial condition or the price of our common stock. Alternatively, due to difficulties in the capital or credit markets that may exists at the time, we may be unable to secure capital necessary to complete an acquisition on reasonable terms, or at all. Moreover, even if we were to obtain benefits from acquisitions in the form of increased revenue and earnings per share, there may be a delay between the time the expenses associated with an acquisition are incurred and the time we recognize such benefits.
As of December 31, 2023, we had approximately $239.2 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. Such evaluations, like the current strategic review process for our Video business, may disrupt our business by causing distractions to management, shifts in strategy, decreased employee morale and productivity, and increased turnover. We have sold product lines in the past, and any prior or future divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.
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
We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, we recorded a net decrease in valuation allowance of $63.9 million and a net increase of $10.8 million in 2023 and 2022, respectively, against the net deferred tax assets. In 2023, there was a full release of the valuation allowance against U.S. Federal and certain state deferred tax assets due to improved historical earnings and projected earnings. There was no valuation allowance release in 2022. Changes in the amount of the valuation allowance in the U.S. and in foreign jurisdictions could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted, and our results of operations could be materially affected.
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
Tax laws are regularly re-examined and evaluated globally. New laws and interpretations of the law are considered for financial statement purposes in the quarter or year that they are enacted. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, or if there is a change in interpretation of existing law, our overall liability could increase, and our business, financial condition and results of operations may be harmed.
For example, effective as of January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires such expenditures to be capitalized and amortized ratably over a five-year period for domestic expenditures or a fifteen-year period for foreign expenditures. The Internal Revenue Service has not issued Treasury Regulations that provide guidance on how to apply this new tax law. If or when Treasury Regulations are released, it may impact the Company’s estimate of capitalized costs or the Company’s current interpretation of the tax law. However, recently proposed tax legislation, if enacted, would restore the ability to deduct domestic research and development expenditures in the current year through 2025 and would retroactively restore this benefit for 2022 and 2023. Any change in tax law will be accounted for in the period of enactment.
Further, the Inflation Reduction Act of 2022, among other things, imposes a one-percent non-deductible excise tax on certain repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program.
In addition, the Organization for Economic Co-operation and Development (the “OECD”), the European Union, as well as a number of other countries and organizations have recently enacted new laws, and proposed or recommended changes to existing tax laws, that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. For example, the OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2, which has been adopted by the European Union for implementation by its Member States into national legislation by the end of 2023 and may be adopted by other jurisdictions. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.

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
As of December 31, 2023, we held 133 issued U.S. patents and 47 issued foreign patents, and had 39 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue derived from customers outside of the United States in the fiscal years ended December 31, 2023, 2022 and 2021 represented approximately 33%, 37% and 44% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a significant, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the Hamas-Israel and Russia-Ukraine conflicts and tensions between China and Taiwan and the United States;
•fluctuations in currency exchange rates;
•ability of certain non-U.S. customers to timely make payments in U.S. dollar due to local government currency controls;
•changes in foreign government regulations and telco standards;
•import and export license requirements, tariffs, taxes, economic sanctions, contractual limitations and other trade barriers;
•our significant reliance on resellers and others to purchase and resell our products and solutions, particularly in our Video business and in emerging market countries;
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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, rising interest rates, volatile capital markets, uncertainty and volatility in the financial services sector, the Hamas-Israel and Russia-Ukraine conflicts and rising tensions between China and Taiwan and the United States;
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 1C.	CYBER SECURITY
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic and ad-hoc risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. We also regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Cybersecurity Officer (“CCO”), who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.
We engage auditors and other third parties in connection with our risk assessment processes. These service providers assist us to monitor, enhance and test our safeguards.
We require key third-party service providers to certify that such providers have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect our company.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Cybersecurity incidents, including data security breaches or computer viruses, could harm our business by disrupting our business operations, compromising our products and services, damaging our reputation or exposing us to liability”.
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.
Our CCO is primarily responsible for assessing and managing our material risks from cybersecurity threats, in close coordination with our Senior Vice President, Operations and IT, and the senior executive leaders of our Video and Broadband business segments. Our CCO’s cybersecurity experience includes overseeing the design and implementation of cybersecurity measures and safeguards for Harmonic’s Video business software and SaaS offerings as the former long-serving Chief Technology Officer of the Video business, and responsibility at a previous company for the cybersecurity architecture and implementation of an online banking platform and an online transaction processing system for gaming.

Our CCO oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above, in close coordination with the senior executive leaders of our corporate information technology function and Video and Broadband business segments. The processes by which our CCO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: regular reports from the Company’s 24/7 cybersecurity operations center monitoring systems and established incident reporting and escalation from the executive leaders of our corporate information technology function and Video and Broadband business segments.
Our CCO provides quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our CCO provides annual briefings to the board of directors on cybersecurity risks and activities.

Item 2.	PROPERTIES
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the United States and various locations in Europe and Asia. Our leases, which expire at various dates through September 2032, are for an aggregate of approximately 292,742 square feet of space. We have two business segments: Video and Broadband. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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
Holders
As of February 12, 2024, there were approximately 269 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2023.
Issuer Purchases of Equity Securities
In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 31, 2023, approximately $94.9 million of the share repurchase authorization remained available.
There were no repurchase activities during the year ended December 31, 2023.

Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2018 and ending on December 31, 2023. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2018, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/18	12/19	12/20	12/21	12/22	12/23
Harmonic Inc.	100.00	165.25	156.57	249.15	277.54	276.27
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ Telecom	100.00	118.74	130.71	133.51	97.62	108.00
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
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under Item 1A, Risks Factors. For discussion of comparison of our results of operations and cash flows for the fiscal years ended December 31, 2022 and 2021, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28,2023.
Business Overview
We are a leading global provider of (i) broadband solutions that enable broadband operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services for their customers and (ii) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and streaming video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones.
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
We conduct business in three geographic regions—the Americas, EMEA and APAC—and operate in two segments, Broadband and Video. Our Broadband business sells broadband access solutions and related services, including our cOS (formerly CableOS) software-based broadband access solutions, to broadband operators globally. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions.
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and impact of factors such as the Hamas-Israel and Russia-Ukraine conflicts, inflation, rising interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customers suspending or reducing spending in anticipation of new products or new standards; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
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

Our Broadband strategy is focused on continuing to develop and deliver software-based broadband access technologies and related DAA nodes and other hardware devices, which we refer to as our cOS solutions, to our broadband operator customers. We believe our cOS software-based broadband access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our cOS solutions, which can be deployed based on a centralized, DAA or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or FTTH data, video and voice services. We believe our cOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us become a major player in the broadband access market. In the meantime, we believe our Broadband segment will continue to gain momentum in the marketplace as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures. We continue to make progress in the development of our cOS solutions and related DAA nodes and hardware devices, in the growth of our Broadband business, with expanded commercial deployments, field trials, and customer engagements.
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
Video Business Strategic Review
As previously disclosed in our Q3 2023 earnings press release and Form 10-Q filed on November 3, 2023, we initiated a formal strategic review process for our Video business to better position the Company for long-term shareholder value creation. As noted in our prior disclosures, we received indications of interest in our Video business from a number of parties. To date, that interest has not yet translated into a definitive agreement with any party. We are continuing the strategic review process, and no specific timetable has been established for the completion of the review. We do not intend to disclose further details with respect to the review process unless and until our board of directors approves a specific transaction or otherwise concludes its review.

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
The gross amount of inventory reserves charged to the cost of revenues totaled $7.4 million, $6.0 million, in 2023 and 2022, respectively.
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
Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We record a valuation allowance to reflect uncertainties about whether we will be able to utilize our deferred tax assets before they expire. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 31, 2023, we determined it appropriate to release the valuation allowance against U.S. federal and certain other states net deferred tax assets of $67.7 million and recorded a one-time income tax benefit. We believe it is not more likely than not the California net deferred tax assets of $32.3 million will be realizable. Accordingly, a full valuation allowance of $32.3 million is maintained against the California net deferred tax assets. To the extent that we determine the deferred tax assets are realizable on a more likely than not basis and an adjustment is needed, an adjustment will be recorded in the fiscal period the determination is made.

Results of Operations
Net Revenue
The following table presents the breakdown of net revenue by category and geographical region:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Appliance and integration	$435,878	$473,806	$369,767	$(37,928)	(8)%
as % of total net revenue	72%	76%	73%
SaaS and service	172,029	151,151	137,382	20,878	14%
as % of total net revenue	28%	24%	27%
Total net revenue	$607,907	$624,957	$507,149	$(17,050)	(3)%

Americas	$447,700	$452,869	$335,731	$(5,169)	(1)%
as % of total net revenue	74%	73%	66%
EMEA	127,689	133,095	126,427	(5,406)	(4)%
as % of total net revenue	21%	21%	25%
APAC	32,518	38,993	44,991	(6,475)	(17)%
as % of total net revenue	5%	6%	9%
Total net revenue	$607,907	$624,957	$507,149	$(17,050)	(3)%
Appliance and integration net revenue decreased by $37.9 million in 2023, as compared to 2022, primarily due to a decrease of $68.2 million in our Video segment revenue, partially offset by an increase of $30.3 million in our Broadband segment revenue. The decrease in our Video segment revenue was mainly due to a one-time deployment of our appliance products for a customer in 2022 amounting to a $41.6 million and a decrease of $26.6 million attributable to lower sales across all regions in 2023. The increase in our Broadband segment revenue was mainly contributed by higher volume from our existing customers including initial shipments on a new project with a large Tier 1 customer in 2023.
SaaS and service net revenue increased by $20.9 million in 2023, as compared to 2022, primarily due to an increase of $10.4 million in revenue from increased usage by our existing customers, a $5.8 million increase in revenue from the acquisition of new customers, and a $4.7 million increase in revenue from higher demand for support services from our existing customers.
Americas net revenue decreased by $5.2 million in 2023, as compared to 2022, primarily due to a one-time deployment of our Video appliance products for a customer in 2022 amounting to a $41.6 million, and a $2.6 million reduction in sales within our Video segment in 2023. These decreases were partially offset by an increase in our Broadband segment revenue of $39.0 million resulting from higher volume from our existing customers including initial shipments on a new project with a large Tier 1 customer in 2023.
EMEA net revenue decreased by $5.4 million in 2023, as compared to 2022. This decline was primarily attributed to reduced sales, with decreases in our Video and Broadband segments of $3.4 million and $2.0 million, respectively. The reduction in sales in both segments was a consequence of lower demand for our products.
APAC net revenue decreased by $6.5 million in 2023, as compared to 2022, primarily due to a reduction in sales of $8.2 million in Video segment due to lower demand, partially offset by a $1.7 million increase in revenue from higher demand in our Broadband segment.
Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Gross profit	$312,545	$315,884	$259,742	$(3,339)	(1)%
as % of total net revenue (“gross margin”)	51.4%	50.5%	51.2%	0.9%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin increased by 90 basis points (bps) in 2023, as compared to 2022, primarily driven by margin expansion in both our Broadband and Video segments, largely attributed to an increase of 53 bps from lower shipping costs and an increase of 37 bps due to favorable product mix.
Research and Development Expenses

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Research and development	$126,282	$120,307	$102,231	$5,975	5%
as % of total net revenue	21%	19%	20%
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
Research and development expenses increased in 2023, as compared to 2022, primarily due to higher employee compensation costs as a result of headcount increases to support the growth of our Broadband business.
Selling, General and Administrative Expenses

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Selling, general and administrative	$163,282	$146,717	$138,085	$16,565	11%
as % of total net revenue	27%	23%	27%
Selling, general and administrative expenses increased in 2023, as compared to 2022, primarily due to higher employee compensation costs of $11.4 million as a result of headcount increases and annual compensation adjustments to support the growth of our Broadband business and non-recurring advisory fees of $5.2 million incurred for the strategic review of the Video business.
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

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Cost of revenue	$687	$533	$571	$154	29%
Operating expenses
Restructuring and related charges	809	3,341	110	(2,532)	(76)%
Total restructuring and related charges	$1,496	$3,874	$681	$(2,378)	(61)%
Restructuring and related charges decreased in 2023, as compared to 2022, primarily due to higher severance and employee benefit costs recorded in conjunction with restructuring activities in fiscal 2022.
Refer to Note 10, “Restructuring and Related Charges,” of the Notes to our Consolidated Financial Statements for additional information.

Interest Expense, Net

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Interest expense, net	$(2,696)	$(5,040)	$(10,625)	$2,344	(47)%
Interest expense, net decreased in 2023, as compared to 2022, primarily due to the repayment of the 4.375% Convertible Senior Notes due 2022 upon their maturity.
Other Income (Expense), Net

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Other income (expense), net	$(335)	$4,006	$687	$(4,341)	(108)%
The change in other income (expense), net in 2023, as compared to 2022, was primarily due to a gain of $4.2 million recognized on the sale of our investment in Encoding.com in May 2022. Refer to Note 3, “Investment in Equity Securities,” of the Notes to our Consolidated Financial Statements for details on the sale of investment in Encoding.com.
Income Taxes

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Provision for (benefit from) income taxes	$(64,853)	$16,303	$(4,383)	$(81,156)	(498)%
The change in provision for (benefit from) income taxes for 2023, as compared to 2022, was primarily due to the release of the valuation allowance against U.S. Federal and certain state deferred tax assets due to improved historical earnings and projected earnings.

Segment Financial Results

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022
Video
Revenue	$219,425	$274,189	$288,507	$(54,764)	(20)%
as % of total revenue	36%	44%	57%	(8)%
Operating income (1)	(8,741)	22,322	28,460	(31,063)	(139)%
Operating margin % (1)	(4)%	8%	10%	(12)%
Broadband
Revenue	$388,482	$350,768	$218,642	$37,714	11%
as % of total revenue	64%	56%	43%	8%
Operating income (1)	64,575	52,283	15,599	12,292	24%
Operating margin % (1)	17%	15%	7%	2%
Total
Revenue	$607,907	$624,957	$507,149	$(17,050)	(3)%
(1) Segment operating income and segment operating margins are Non-GAAP financial measures. Refer to Note 16, “Segment information, Geographic Information and Customer Concentration,” of the Notes to our Consolidated Financial Statements for a reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes.
Video
Our Video segment net revenue decreased by $54.8 million in 2023, as compared to 2022. This decrease was primarily driven by a reduction in appliance and integration revenue of $68.2 million, partially offset by an increase of $13.4 million in our SaaS and services revenue. The decrease in appliance and integration revenue was primarily due to a one-time deployment of our appliance products for a customer in 2022, amounting to $41.6 million, and a $26.6 million decline in sales across all regions in 2023, primarily due a decline in demand as a result of macroeconomic conditions impacting our customers’ capital budgets in 2023. The increase in our SaaS and services revenue was primarily driven by $10.4 million increase in usage from our existing customers and $5.8 million increase in revenue from the acquisition of new SaaS customers, partially offset by a $2.8 million decrease in revenue attributable to lower support services revenue from existing customers. Video segment operating margin decreased in 2023, compared to 2022, primarily due to the decrease in revenue.
Broadband
Our Broadband segment net revenue increased by $37.7 million in 2023, as compared to 2022, primarily due to a $30.3 million increase in revenue from higher product sales and a $7.4 million increase in support services revenue from our existing customers. Our Broadband segment operating margin increased in 2023, compared to 2022, primarily due to lower shipping costs in 2023.

Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2023, as well as in the long-term.
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
As of December 31, 2023, we had outstanding $130.9 million in aggregate principal amount of indebtedness, consisting of our 2024 Notes and other debts, of which $120.4 million is scheduled to become due in the 12-month period following December 31, 2023. As of December 31, 2023, our total minimum lease payments are $30.7 million, of which $7.1 million is due in the 12-month period following December 31, 2023. For details regarding our indebtedness and lease obligations, refer to Note 11, “Convertible Notes and Other Debts”, and Note 4, “Leases”, respectively, of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
On February 3, 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of December 31, 2023, approximately $94.9 million of the share repurchase authorization remained available.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $84.3 million, net accounts receivable of $141.5 million, $30.0 million from our receivables purchase arrangement, $160.0 million from our new credit agreement, and financing from French government agencies.
Our cash and cash equivalents of $84.3 million as of December 31, 2023 consisted of bank deposits held throughout the world, of which $57.3 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
On September 29, 2023, we entered into a Master Receivables Purchase Agreement with JPMorgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. As of December 31, 2023, there were no receivables sold under this agreement.
On December 21, 2023, we entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, certain of our subsidiaries from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $120.0 million (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). As of December 31, 2023, there were no borrowings outstanding and approximately $0.2 million of letters of credit outstanding under the Credit Agreement. The Credit Agreement refinances and replaces our prior credit agreement, dated as of December 19, 2019, as amended, with JPMorgan Chase Bank, N.A., as lender. For details regarding our Credit Agreement, refer to Note 11, “Convertible Notes and Other Debts”, of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Summary of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by (used in)
Operating activities	$7,059	$5,476	$41,017
Investing activities	(8,475)	(1,288)	(12,975)
Financing activities	(4,990)	(43,133)	7,939
Effect of exchange rate changes on cash and cash equivalents	1,089	(4,900)	(1,195)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,317)	$(43,845)	$34,786
Operating Activities
Net cash provided by operating activities increased by $1.6 million in 2023, as compared to 2022, primarily due to a decrease of cash used in our working capital, partially offset by lower income before income taxes.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to, instability and uncertainty in the financial services sector; the impact of the Russia-Ukraine and Hamas-Israel conflicts on macroeconomic conditions, which may affect demand for our offerings; fluctuations in our operating results; shipment linearity; accounts receivable collections performance; inventory and supply chain management; and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased by $7.2 million in 2023, as compared to 2022, primarily due to proceeds from the sale of our investment in Encoding.com in 2022.
Financing Activities
Net cash used in financing activities decreased by $38.1 million in 2023, as compared to 2022, primarily due to the repayment of the $37.7 million principal of the 2022 Notes in 2022, and stock repurchase transactions in 2022. The decreases were partially offset by higher payment of tax withholding obligations related to the net share settlement of restricted stock units and payments of debt issuance costs associated with the Credit Agreement.

New Accounting Pronouncements
Refer to Note 2 to the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the dates of adoption and estimated effects, if any, on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries account for approximately 97%, 97% and 96% of our consolidated net revenues in 2023, 2022 and 2021, respectively. We recorded net billings denominated in foreign currencies of approximately 15%, 15% and 18% of total company billings in 2023, 2022 and 2021, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
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
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows:

	December 31,
(in thousands)	2023	2022
Derivatives not designated as hedging instruments:
Purchase	$54,169	$7,971

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt arrangements with variable rate interests as well as our borrowings under the Credit Agreement.
On December 21, 2023, we entered into a Credit Agreement (the “Credit Agreement”), with Citibank, N.A., as administrative agent for the lenders. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $120.0 million (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Credit Agreement refinances and replaces the Company’s existing credit agreement, dated as of December 19, 2019, as amended, with JPMorgan Chase Bank, N.A., as lender.
Loans under the Revolving Facility and Term Facility will bear interest, at the Company’s election, at a floating rate per annum equal to either (a) a base rate, defined as the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50%, or (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 1.00% to 1.75% (“Base Rate Loans”); and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 2.00% to 2.75% (“Adjusted Term SOFR Loans”). The applicable margin in each case is determined based on the Company’s consolidated net leverage ratio. Interest is payable quarterly in arrears, in the case of Base Rate Loans, and at the end of the applicable interest period, but at least every three months, in the case of Adjusted Term SOFR Loans. The Company is also obligated to pay other customary fees (including letter of credit fees) for a credit agreement of this size and type. We had no borrowings under the Credit Agreement from the closing of the Credit Agreement through December 31, 2023.
For our French entity, the aggregate debt balance at December 31, 2023 was $15.4 million, which are financed by French government agencies. These debt instruments have maturities ranging from one to five years, expiring from 2024 through 2026. These loans are tied to the 1-month EURIBOR rate plus spread. Refer to Note 11, “Convertible Notes and Other Debts,” of the Notes to our Consolidated Financial Statements for additional information. As of December 31, 2023, a hypothetical 1.0% increase in interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by approximately $0.1 million annually.
As of December 31, 2023, we had $115.5 million aggregate principal of the 2024 Notes outstanding, which have a fixed 2.00% coupon rate. Additionally, during fiscal 2020, we received a loan from Société Générale S.A. in France which bears an effective interest rate of 0.51% per annum, in connection with relief loan programs related to the COVID-19 pandemic. As of December 31, 2023, the outstanding balance of this loan was $4.1 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Harmonic Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harmonic Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024, expressed an unqualified opinion thereon.
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

Inventory Valuation

Description of the Matter
The Company’s net inventory totaled $84 million as of December 31, 2023. As explained in “Note 2: Accounting Policies” within the consolidated financial statements, inventory is stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company establishes a provision for excess and obsolete inventory to reduce such inventory to its estimated net realizable value.

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
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harmonic Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Harmonic Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harmonic Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 Consolidated Financial Statements of the Company and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Jose, California
February 16, 2024

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$84,269	$89,586
Accounts receivable, net	141,531	108,427
Inventories	83,982	120,949
Prepaid expenses and other current assets	20,950	26,337
Total current assets	330,732	345,299
Property and equipment, net	36,683	39,814
Operating lease right-of-use assets, net	20,817	25,469
Goodwill	239,150	237,739
Deferred income taxes	104,707	11,776
Other non-current assets	36,117	49,921
Total assets	$768,206	$710,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$114,880	$113,981
Other debts, current	4,918	4,756
Accounts payable	38,562	67,455
Deferred revenue	46,217	62,383
Operating lease liabilities, current	6,793	6,773
Other current liabilities	61,024	66,724
Total current liabilities	272,394	322,072
Other debts, non-current	10,495	11,161
Operating lease liabilities, non-current	18,965	24,110
Other non-current liabilities	29,478	28,169
Total liabilities	331,332	385,512
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 112,407 and 109,871 shares issued and outstanding at December 31, 2023 and 2022, respectively	112	110
Additional paid-in capital	2,405,043	2,380,651
Accumulated deficit	(1,962,575)	(2,046,569)
Accumulated other comprehensive loss	(5,706)	(9,686)
Total stockholders’ equity	436,874	324,506
Total liabilities and stockholders’ equity	$768,206	$710,018
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Appliance and integration	$435,878	$473,806	$369,767
SaaS and service	172,029	151,151	137,382
Total net revenue	607,907	624,957	507,149
Cost of revenue:
Appliance and integration	236,773	259,027	195,445
SaaS and service	58,589	50,046	51,962
Total cost of revenue	295,362	309,073	247,407
Total gross profit	312,545	315,884	259,742
Operating expenses:
Research and development	126,282	120,307	102,231
Selling, general and administrative	163,282	146,717	138,085
Amortization of intangibles	—	—	507
Restructuring and related charges	809	3,341	110
Total operating expenses	290,373	270,365	240,933
Income from operations	22,172	45,519	18,809
Interest expense, net	(2,696)	(5,040)	(10,625)
Other income (expense), net	(335)	4,006	687
Income before income taxes	19,141	44,485	8,871
Provision for (benefit from) income taxes	(64,853)	16,303	(4,383)
Net income	$83,994	$28,182	$13,254

Net income per share:
Basic	$0.75	$0.27	$0.13
Diluted	$0.72	$0.25	$0.12
Weighted average common shares:
Basic	111,651	105,080	101,484
Diluted	117,359	112,378	106,171
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$83,994	$28,182	$13,254
Other comprehensive income (loss):
Defined benefit plan	25	626	(233)
Translation gain (loss)	3,806	(6,956)	(8,022)
Other comprehensive income (loss) before tax	3,831	(6,330)	(8,255)
Provision for (benefit from) income taxes	(149)	84	873
Other comprehensive income (loss), net of tax	3,980	(6,414)	(9,128)
Total comprehensive income	$87,974	$21,768	$4,126
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	98,204	$98	$2,353,559	$(2,101,211)	$5,856	$258,302
Net income	—	—	—	13,254	—	13,254
Other comprehensive loss, net of tax	—	—	—	—	(9,128)	(9,128)
Issuance of common stock under stock option, award and purchase plans	4,755	5	10,244	—	—	10,249
Stock-based compensation	—	—	24,119	—	—	24,119
Reclassification from equity to mezzanine equity for 2022 Notes	—	—	(883)	—	—	(883)
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	103	2,354,790	(2,069,618)	(3,272)	282,003
Net income	—	—	—	28,182	—	28,182
Other comprehensive loss, net of tax	—	—	—	—	(6,414)	(6,414)
Issuance of common stock under stock option, award and purchase plans, net	3,601	4	787	—	—	791
Repurchase of common stock	(571)	(1)	—	(5,133)	—	(5,134)
Stock-based compensation	—	—	25,078	—	—	25,078
Issuance of common stock upon conversion of 2022 Notes	3,882	4	(4)	—	—	—
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	83,994	—	83,994
Other comprehensive income, net of tax	—	—	—	—	3,980	3,980
Issuance of common stock under stock award and purchase plans	2,536	2	(2,937)	—	—	(2,935)
Stock-based compensation	—	—	27,329	—	—	27,329
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$83,994	$28,182	$13,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,255	12,260	12,546
Amortization of intangibles	—	—	507
Stock-based compensation	27,329	25,212	24,056
Amortization of convertible debt discount	899	1,171	6,308
Amortization of warrant	870	1,734	1,741
Foreign currency remeasurement	1,453	(2,685)	(5,126)
Deferred income taxes, net	(92,856)	4,894	(6,197)
Provision for expected credit losses and returns	2,778	1,954	4,142
Provision for excess and obsolete inventories	7,396	5,988	3,460
Gain on sale of investment in equity securities	—	(4,370)	—
Other adjustments	151	513	181
Changes in operating assets and liabilities:
Accounts receivable	(35,473)	(23,136)	(26,722)
Inventories	35,403	(54,431)	(39,338)
Other assets	25,483	(8,402)	(3,096)
Accounts payable	(29,358)	5,837	42,303
Deferred revenues	(20,823)	2,610	15,014
Other liabilities	(12,442)	8,145	(2,016)
Net cash provided by operating activities	7,059	5,476	41,017
Cash flows from investing activities:
Purchases of investments	(6,305)	—	—
Proceeds from maturities of investments	6,305	—	—
Proceeds from sales of equity investments	—	7,962	—
Purchases of property and equipment	(8,475)	(9,250)	(12,975)
Net cash used in investing activities	(8,475)	(1,288)	(12,975)
Cash flows from financing activities:
Payment of convertible debt	—	(37,707)	—
Payments for debt issuance costs	(1,025)	—	—
Proceeds from other debts	3,835	3,499	3,861
Repayment of other debts	(4,865)	(4,583)	(6,169)
Repurchase of common stock	—	(5,133)	—
Proceeds from common stock issued to employees	6,558	7,092	12,311
Taxes paid related to net share settlement of equity awards	(9,493)	(6,301)	(2,064)
Net cash provided by (used in) financing activities	(4,990)	(43,133)	7,939
Effect of exchange rate changes on cash and cash equivalents	1,089	(4,900)	(1,195)
Net increase (decrease) in cash and cash equivalents	(5,317)	(43,845)	34,786
Cash and cash equivalents, beginning of the year	89,586	133,431	98,645
Cash and cash equivalents, end of the year	$84,269	$89,586	$133,431
Supplemental disclosure of cash flow information:
Income tax payments, net	$18,128	$9,036	$2,525
Interest payments, net	$1,626	$3,796	$4,095
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$618	$1,075	$751
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Harmonic Inc. (“Harmonic” or the “Company”) is a leading global provider of (i) broadband access solutions that enable broadband operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services for their customers and (ii) versatile and high performance video delivery software, products, system solutions and services that enable our customers to efficiently create, prepare, store, playout and deliver a full range of high-quality broadcast and streaming video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones
The Company operates in two segments, Broadband and Video. The Broadband business sells broadband access solutions and related services, including our cOS software-based broadband access solution, to broadband operators globally. The Video business sells video processing and production and playout solutions and services worldwide to broadband operators and satellite and telecommunications (“telco”) pay-TV service providers, which are collectively referred to as “service providers,” and to broadcast and media companies, including streaming media companies. The Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as software-as-a-service (“SaaS”) subscriptions.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include those of Harmonic and its wholly-owned subsidiaries, after elimination of all intercompany accounts and transactions. The Company has reclassified certain amounts previously reported in its consolidated financial statements that were not material, to conform to the current presentation. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
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
The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. Two customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2023. One customer had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2022. During the year ended December 31, 2023, 2022 and 2021, Comcast is the only customer that accounted for more than 10% of the Company’s total net revenue.
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

Revenue Recognition
The Company classifies its total revenue in two categories on the face of the statement of operations, “Appliance and integration” and “SaaS and service. Appliance and integration revenue includes revenue from the sale of hardware products and perpetual software licenses, as well as the associated professional services such as testing, design, installation, commissioning, and integration, collectively referred to as “professional services. These professional service agreements, associated with the sale of hardware products and perpetual software licenses, are typically of a short duration and are considered an important component of the appliance business by management. SaaS and service revenue include usage fees for the Company’s SaaS platform and support service revenue from its appliance-based customers.
The Company applies the provisions of ASC 606, Revenue from Contracts with Customers (ASC 606) as a single standard for revenue recognition that applies to all of its hardware products, software licenses and services arrangements and generally require revenues to be recognized upon the transfer of control of promised goods or services provided to its customers, reflecting the amount of consideration the Company expects to receive for those goods or services. Pursuant to ASC 606, revenue is recognized upon the application of the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to each performance obligation in the contract; and
•recognition of revenues when, or as, the contractual performance obligations are satisfied.
Hardware and Software: Revenue from the sale of hardware and software products is recognized when control is transferred. For most of the Company’s product sales (including sales to distributors and system integrators), control is transferred at the time the product is shipped or delivery has occurred because the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time. The Company’s agreements with the distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users, and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors.
Shipping and handling costs are accounted for as a fulfillment cost and are recorded in “Cost of revenue” in the Company’s Consolidated Statements of Operations. Sales tax and other amounts collected on behalf of third parties are excluded from the transaction price.
Professional services: Revenues from professional services are generally recognized as the services are performed.
SaaS services: Revenue for SaaS service is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service. Over-usage fees are recognized as revenue when consumed and are included in the transaction price of an arrangement as variable consideration.
Support and maintenance. Support and maintenance services are satisfied ratably over time as the customer simultaneously receives and consumes the benefits of the services.
Arrangements with Multiple Performance Obligations. The Company has revenue arrangements that include multiple performance obligations. The Company allocates the transaction price to all distinct performance obligations based on their relative standalone selling prices (“SSP”). The Company may exercise judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together. The determination of SSP is generally based on the contractually stated, observable prices of the promised goods and services charged when sold separately to the customer. Where SSP is not directly observable, we determine the SSP using information which considers multiple factors including, but not limited to, major product groupings, gross margin objectives and pricing practices. Pricing practices taken into consideration include discounts offered and applicable price lists.
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
The amount of revenues recognized during the years ended December 31, 2023 and 2022 that were included in the opening deferred revenue balance as of January 1, 2023 and 2022, respectively, were $54.1 million and $47.9 million.
Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).

Contract assets and deferred revenue consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Contract assets	$4,772	$5,580
Deferred revenue	$59,705	$80,471
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Consolidated Balance Sheets.
Remaining performance obligations represent contracted revenues that had not yet been recognized and future revenue recognition is expected. The aggregate balance of the Company’s remaining performance obligations as of December 31, 2023, was $653.2 million, of which approximately 51% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
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
The balances of net capitalized contract costs included in the Company’s Consolidated Balance Sheets were as follows:

(in thousands)	As of December 31,
Balance Sheet Location	2023	2022
Prepaid expenses and other current assets	$1,879	$1,766
Other non-current assets	1,944	1,337
Total net capitalized contract costs	$3,823	$3,103
The amortization of the capitalized contract costs for the years ended December 31, 2023, 2022 and 2021 was $2.3 million, $2.2 million and $2.3 million, respectively.
Refer to Note 16, “Segment Information, Geographic Information and Customer Concentration” for disaggregated revenue information.
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
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally five years for furniture and fixtures, three years for software and four years for machinery and equipment. Depreciation for leasehold improvements are computed using the shorter of estimated useful lives or the terms of the related leases. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2023, 2022 and 2021, there were no impairment charges for property and equipment.
Goodwill
Goodwill is assigned to one or more reporting segments on the date of acquisition. We review our goodwill for impairment annually during our fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. In performing our goodwill impairment test, we first perform a qualitative assessment, which requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segment’s net assets and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair values of our reporting segments are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.

If the qualitative assessment indicates that the quantitative analysis should be performed, we then evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.
We completed our annual goodwill impairment test in the fourth quarter of fiscal 2023. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. For the years ended December 31, 2023, 2022 and 2021, there were no impairment charges for goodwill.
Leases
The Company determines if an arrangement is a lease at inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease contracts do not provide an implicit borrowing rate; hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. Right-of-use (“ROU”) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. As of December 31, 2023, the Company has operating leases primarily consisting of facilities with remaining lease terms of 1 year to 9 years, some of which included the option to extend the term. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. The Company amortizes ROU assets as operating lease expense on a straight-line basis over the lease term. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current”, and “operating lease liabilities, non-current” in the Consolidated Balance Sheets.
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
The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its foreign subsidiaries in their nonfunctional currencies. These monetary assets and liabilities are being remeasured into the subsidiaries’ respective functional currencies using exchange rates as of the balance sheet date. Such remeasurement gains and losses are included in “Other income (expense), net” in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2023, and 2022, the Company recorded remeasurement loss of approximately $0.2 million and $0.3 million, respectively. During the year ended December 31, 2021, the Company recorded a remeasurement gain of $0.6 million.
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
Research and Development
Research and development (“R&D”) costs are expensed as incurred and consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
The Company’s French subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize eligible research expenses. The R&D credits receivable from the French government for spending on innovative R&D under the CIR program are recorded as an offset to R&D expenses. In the years ended December 31, 2023, 2022 and 2021, the Company had R&D credits of $6.2 million, $5.4 million and $5.7 million, respectively.

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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $0.5 million, $0.7 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. The Company adopted ASU 2020-06 effective on January 1, 2022, using the modified retrospective method. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature is no longer amortized into consolidated statement of operations as interest expense over the life of the instrument. The cumulative effect of the ASU adoption was as follows:

		Adjustments from
	Balance at	Adoption of	Balance at
(in thousands)	December 31, 2021	ASU 2020-06	January 1, 2022
Liabilities
Convertible debt, current	$36,824	$626	$37,450
Convertible debt, non-current	98,941	14,167	113,108
Mezzanine equity
Convertible debt	883	(883)	—
Equity
Additional paid-capital	2,387,039	(32,249)	2,354,790
Accumulated deficit	(2,087,975)	18,339	(2,069,618)
The Company was contractually required to settle the principal amount of the 2022 Notes and is contractually required to settle the principal amount of the 2024 Notes, in cash, and the 2022 Notes were settled in December 2022 upon maturity. Accordingly, the dilutive effect of the Company's 2022 Notes was, and the diluted effect of the 2024 Notes will be, limited to the conversion premium.
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
Recently Issued Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2024 and interim periods beginning in the first quarter of fiscal 2025. Early adoption is permitted. The Company is currently evaluating the impact the new accounting standard will have on its segment reporting disclosures in the notes to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
NOTE 3: INVESTMENTS IN EQUITY SECURITIES
In May 2022, the Company sold its investment in Encoding.com, Inc. for total consideration of up to approximately $10.7 million. The Company received $7.8 million in May 2022 and recognized a gain of $4.2 million. The balance of the consideration of up to approximately $2.9 million is subject to certain conditions and indemnity obligations, and will be recorded upon receipt by the Company.
NOTE 4. LEASES
The components of lease expense are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$7,116	$7,636
Variable lease cost	1,813	1,780
Total lease cost	$8,929	$9,416
Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,970	$7,528
Right-of-use assets obtained in exchange for operating lease obligations	$—	$862
Other information related to leases are as follows:

	Year Ended December 31,
	2023	2022
Operating leases
Weighted-average remaining lease term (years)	5.5	6.2
Weighted-average discount rate	6.4%	6.3%
Future minimum lease payments under non-cancelable operating leases as of December 31, 2023 are as follows (in thousands):

Years ending December 31,
2024	$7,121
2025	5,940
2026	4,921
2027	3,805
2028	3,139
Thereafter	5,747
Total future minimum lease payments	$30,673
Less: imputed interest	(4,915)
Total lease liability balance	$25,758

NOTE 5: DERIVATIVES AND HEDGING ACTIVITIES
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company’s strategy is to enter into foreign currency forward contracts so that increases or decreases in its foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with its foreign currency transactions. The Company may suspend this program from time to time. The Company’s foreign currency exposures typically arise from foreign currency exchange rate fluctuation on cash and certain trade and intercompany receivables and payables. The Company’s foreign currency forward contracts are generally short-term in duration.
The Company does not designate these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Consolidated Statements of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged. The balance sheet classification for the fair value of these forward contracts is other current assets for forward contracts in an unrealized gain position and other current liabilities for forward contracts in an unrealized loss position. Foreign currency forward contracts’ losses recognized during the year ended December 31, 2023 were $0.2 million. Foreign currency forward contracts’ gains recognized during the years ended December 31, 2022 and 2021, were $0.3 million and $0.7 million, respectively.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts were as follows:

	As of December 31,
(in thousands)	2023	2022
Purchase	$54,169	$7,971
While the Company’s arrangements with its counterparties allow for net settlement, which is designed to reduce credit risk by permitting net settlement with the same counterparty, the Company recognizes all derivative instruments in the Consolidated Balance Sheets on a gross basis. As of December 31, 2023, gross fair values of derivative assets and liabilities, recorded as components of “Prepaid expenses and other current assets” and “Other current liabilities” were $0.2 million and $0.4 million, respectively, in the Consolidated Balance Sheets. Gross fair values of derivative assets and liabilities as of December 31, 2022 were immaterial.
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of December 31, 2023 and 2022, the total compensating balance maintained was $1.0 million.
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
The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$23,683	$—	$—	$23,683	$—	$—	$—	$—
Prepaid and other current assets
Derivative assets	$—	$194	$—	$194	$—	$—	$—	$—
Total assets	$23,683	$194	$—	$23,877	$—	$—	$—	$—
Accrued and other current liabilities
Derivative liabilities	$—	$384	$—	$384	$—	$33	$—	$33
Total liabilities	$—	$384	$—	$384	$—	$33	$—	$33
The Company's financial instruments not measured at fair value on a recurring basis were as follows:

	December 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2024 Notes	$114,880	$—	$177,405	$—	$113,981	$—	$181,139	$—
French and other loans	$15,413	$—	$15,413	$—	$11,161	$—	$11,161	$—
The fair value of the Company’s Notes is influenced by interest rates, the price of the Company’s common stock and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date. The Company’s French and other loans are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities; therefore, the carrying value of these debts approximate its fair value. Refer to Note 11, “Convertible Notes and Other Debts,” for additional information.
During the years ended December 31, 2023, 2022, and 2021, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
NOTE 7: GOODWILL
The changes in the Company’s carrying amount of goodwill are as follows:

(in thousands)	Video	Broadband	Total
Balance as of December 31, 2021	$179,398	$60,815	$240,213
Foreign currency translation adjustment	(2,409)	(65)	(2,474)
Balance as of December 31, 2022	$176,989	$60,750	$237,739
Foreign currency translation adjustment	1,380	31	1,411
Balance as of December 31, 2023	$178,369	$60,781	$239,150
NOTE 8: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Accounts receivable	$144,731	$110,576
Less: allowance for expected credit losses and sales returns	(3,200)	(2,149)
Total	$141,531	$108,427

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
The following table is a summary of activities in allowances for expected credit losses and sales returns:

(in thousands)	Balance at Beginning of Period	Charges to Revenue	Charges to Expense	Deductions from Reserves	Balance at End of Period
Year ended December 31,
2023	$2,149	$1,224	$1,554	$(1,727)	$3,200
2022	$2,853	$1,118	$836	$(2,658)	$2,149
2021	$2,068	$2,609	$1,533	$(3,357)	$2,853
On September 29, 2023, the Company entered into a Master Receivable Purchase Agreement with JPMorgan Chase Bank, N.A. (“JPM”), as purchaser. The agreement allows the Company, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million to JPM. The purchase price of the receivables is equal to the net invoice amount less a financing charge. The Company accounts for the transfers as sales under ASC 860, Transfers and Servicing, derecognize the receivables from its consolidated balance sheets at the date of the sale, and includes the cash received from JPM as part of the cash flows from operating activities on its Consolidated Statement of Operations. During the year ended December 31, 2023, the Company did not sell any of its billed receivables.
NOTE 9: CERTAIN BALANCE SHEET COMPONENTS

Inventories:	December 31,
(in thousands)	2023	2022
Finished goods	$43,987	$65,308
Raw materials	27,806	46,081
Work-in-process	5,056	3,251
Service-related spares	7,133	6,309
Total	$83,982	$120,949

Prepaid expenses and other current assets:	December 31,
(in thousands)	2023	2022
Prepaid expenses	$3,789	$5,558
Contract assets (1)	4,772	5,583
Other current assets	12,389	15,196
Total	$20,950	$26,337
(1) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

Property and equipment, net:	December 31,
(in thousands)	2023	2022
Machinery and equipment	$74,659	$75,589
Capitalized software	27,129	30,588
Leasehold improvements	40,931	39,199
Furniture and fixtures	2,547	2,739
Construction-in-progress	1,789	2,691
Property and equipment, gross	147,055	150,806
Less: accumulated depreciation and amortization	(110,372)	(110,992)
Total	$36,683	$39,814

Other current liabilities:	December 31,
(in thousands)	2023	2022
Accrued employee compensation and related expenses	$22,779	$29,675
Other	38,245	37,049
Total	$61,024	$66,724
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
The following table summarizes the activities related to the Company’s restructuring plans accrual, reported as components of “Other current liabilities” on the Consolidated Balance Sheets:

(in thousands)	Severance and Benefits
Balance at December 31, 2022	$1,044
Charges for current period	1,496
Cash payments	(2,256)
Other	29
Balance at December 31, 2023	$313
For the year ended December 31, 2023, $0.7 million and $0.8 million of restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges”, respectively, in the Consolidated Statements of Operations.
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

The following table presents interest expense recognized for the 2022 Notes:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$—	$1,511	$1,648
Amortization of debt discount	—	—	685
Amortization of debt issuance costs	—	257	214
Total interest expense recognized	$—	$1,768	$2,547
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
The 2024 Notes are recorded at face value less unamortized debt issuance costs. Amortization costs are reported as a component of interest expense and are computed using the effective interest method. As the 2024 Notes mature within the next twelve months, they are classified as “Convertible debt, current” on the Consolidated Balance Sheet as of December 31, 2023.
The following table presents the components of the 2024 Notes:

	As of December 31,
(in thousands, except for years and percentages)	2023	2022
Liability:
Principal amount	$115,500	$115,500
Less: Debt issuance costs, net of amortization	(620)	(1,519)
Carrying amount	$114,880	$113,981
The following table presents interest expense recognized for the 2024 Notes:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Contractual interest expense	$2,312	$2,312	$2,312
Amortization of debt discount	—	—	4,718
Amortization of debt issuance costs	898	874	641
Total interest expense recognized	$3,210	$3,186	$7,671

Other Debts
The Company has a variety of debt and credit facilities primarily in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below:

	December 31,
(in thousands)	2023	2022
Financing from French government agencies related to various government incentive programs (1)	$11,268	$10,580
Relief loans (2)	4,145	5,337
Total debt obligations	15,413	15,917
Less: current portion	(4,918)	(4,756)
Long-term portion	$10,495	$11,161
(1) These loans bear variable interest rate at EURIBOR 1 month plus 1.9% and mature between 2024 through 2026.
(2) Refer to the below section “Relief Loans” for the description of these loans.
The table below presents the future minimum repayments of other debts as of December 31, 2023 (in thousands):

Year ending December 31,
2024	$4,918
2025	5,238
2026	5,257
Total	$15,413
Relief Loans
In June 2020, Harmonic France was granted a loan from Société Générale S.A. (the “SG Loan”) in the aggregate amount of 5 million Euros, pursuant to a state guarantee program introduced in March 2020 to provide relief to companies from the financial consequences of the COVID-19 pandemic. The SG Loan was initially maturing in June 2021. During 2021, SG Loan maturity was extended to June 2026. The SG loan bears an effective interest rate of 0.51% per annum payable annually and may be repaid at any time prior to maturity with no repayment penalties. There are no restrictions on the use of funds from the SG Loan. The purpose of the funds from the SG Loan is to allow the preservation of activity and employment in France. As of December 31, 2023, there was $4.1 million outstanding under the loan, of which $1.4 million was recorded in “Other debts, current” and $2.7 million was recorded in “Other debts, non-current” in the Consolidated Balance Sheets.
Line of Credit
On December 21, 2023, the Company entered into a five-year Credit Agreement (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders. The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $120.0 million (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Credit Agreement refinances and replaces the Company’s prior credit agreement, dated as of December 19, 2019, as amended, with JPMorgan Chase Bank, N.A., as lender.
The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. To the extent drawn, the proceeds of the loans under the Term Facility must be used to repurchase, redeem, acquire or otherwise settle the 2024 Notes. The Company may borrow term loans under the Term Facility in up to three drawings through September 1, 2024, on which date any undrawn commitments under the Term Facility expire. The Revolving Facility and Term Facility mature on December 21, 2028.
Loans under the Revolving Facility and Term Facility will bear interest, at the Company’s election, at a floating rate per annum equal to either (a) a base rate, defined as the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50%, or (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 1.00% to 1.75% (“Base Rate Loans”); and (b) an adjusted term SOFR rate (based on one, three or six month interest periods), plus a margin of between 2.00% to 2.75% (“Adjusted Term SOFR Loans”). The applicable margin in each case is determined based on the Company’s consolidated net leverage ratio. Interest is payable quarterly in arrears, in the case of Base Rate Loans, and at the end of the applicable interest period, but at least every three months, in the case of Adjusted Term SOFR Loans. The Company incurred $1.3 million in origination fee related to the Credit Agreement and this origination fee is being amortized over the term of the Credit Agreement. The Company is also obligated to pay other closing fees, commitment fees and letter of credit fees customary for a credit agreement of this size and type.

The obligations under the Credit Agreement are required to be guaranteed by certain of the Company’s material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, grant liens, incur debt, make acquisitions and other investments, undergo certain fundamental changes, dispose of assets, make certain restricted payments, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2023, the Company was in compliance with the covenants under the Credit Agreement.
As of December 31, 2023, there were no borrowings under the Credit Agreement outstanding and approximately $0.2 million of letters of credit outstanding under the Credit Agreement.
NOTE 12: EMPLOYEE BENEFIT PLANS
Equity Award Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and non-employees. Under the terms of the 1995 Stock Plan, no incentive stock option or non-statutory stock option may be granted in the ordinary course of business with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and options expire seven years from the date of grant. Some of the RSUs granted by the Company have performance-based vesting terms, where vesting is dependent on achievement of certain financial and non-financial operating goals of the Company (performance-based RSUs, or “PRSUs”), or where vesting is dependent on performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index (market-based RSUs, or “MRSUs”). The fair value of PRSUs is estimated on the date of grant based on the market value of our common stock. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period. The fair value of MRSUs subject to targeted levels of relative TSR is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved and is reflected over the service period. During the fiscal year 2023, the Company granted 268,704 and 236,749 shares of PRSUs and MRSUs, respectively.
As of December 31, 2023, an aggregate of 8,537,211 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 5,481,584 shares remained available for future grants.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, no non-statutory stock option may be granted with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally one year for RSUs and three years for options, and options expire seven years from the date of grant. As of December 31, 2023, an aggregate of 637,671 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 451,077 shares remained available for future grants.

Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. The Company’s stockholders approved an amendment to the ESPP Plan at the 2023 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 650,000 shares. As of December 31, 2023, 633,932 shares were reserved for future purchases by eligible employees. Under the ESPP, 733,030, 817,243 and 1,024,244 shares were issued during fiscal 2023, 2022 and 2021, respectively, representing $6.6 million, $5.9 million and $5.1 million in contributions.
Stock Options
All stock options were fully vested and exercised as of December 31, 2022. No stock options were granted in 2023.
Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2022	3,499	$8.93
Granted	2,539	13.65
Vested	(2,516)	8.96
Forfeited	(280)	9.40
Balance at December 31, 2023	3,242	$12.42
The fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $22.5 million, $22.4 million and $18.3 million, respectively.
Share-based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Share-based compensation expense included in:
Cost of revenue	$2,348	$2,233	$2,345
Research and development expense	7,889	7,519	7,164
Selling, general and administrative expense	17,092	15,460	14,547
Total	$27,329	$25,212	$24,056

Share-based compensation expense by type of award:
RSUs	$19,863	$17,786	$14,573
PRSUs	3,398	3,865	6,231
MRSUs	1,705	1,558	1,304
Employee stock purchase rights under ESPP	2,363	2,003	1,948
Total	$27,329	$25,212	$24,056
As of December 31, 2023, total unrecognized share-based compensation cost related to unvested RSUs was $26.3 million and is expected to be recognized over a weighted-average period of approximately 1.6 years.

French Pension Plan
Under French law, the Company’s subsidiaries in France are obligated to make certain payments to their employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement. The French pension plan is unfunded and there are no contributions to the plan required by related laws or funding regulations. No required contributions are expected in fiscal 2024, but the Company, at its discretion, may make contributions to the defined benefit plan.
The Company’s defined benefit pension obligations are measured annually as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation considers the employees’ age and period of service with the Company, projected mortality rates, mobility rates, increases in salaries and a discount rate.
The Company’s pension obligations as of December 31, 2023 and 2022, and the changes to the Company’s pension obligations for each of those years, were as follows:

(in thousands)	2023	2022
Projected benefit obligation:
Balance at January 1	$5,283	$6,003
Service cost	217	259
Interest cost	169	50
Actuarial gains	(25)	(626)
Benefits paid	(275)	(107)
Foreign currency translation adjustment	227	(296)
Balance at December 31	$5,596	$5,283

Presented on the Consolidated Balance Sheets as:
Current portion (included in “Accrued and other current liabilities”)	$33	$242
Long-term portion (included in “Other non-current liabilities”)	$5,563	$5,041
The table below presents the components of net periodic benefit costs:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Service cost	$217	$259	$272
Interest cost	169	50	20
Net periodic benefit cost included in result of operations	$386	$309	$292

The following assumptions were used in determining the Company’s pension obligation:

	As of December 31,
	2023	2022
Discount rate	3.8%	3.3%
Mobility rate	6.2%	6.6%
Salary progression rate	3.0%	3.0%
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

As of December 31, 2023, future benefits expected to be paid in each of the next five years, and in the aggregate for the five-year period thereafter are as follows (in thousands):

Year ending December 31,
2024	$33
2025	154
2026	180
2027	399
2028	797
2029 – 2033	4,210
Total	$5,773
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

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.50	0.50	0.50
Volatility	46%	47%	45%
Risk-free interest rate	5.2%	1.4%	0.1%
Expected dividends	0.0%	0.0%	0.0%
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
The estimated weighted-average fair value per share of stock purchase rights under the ESPP, granted for the years ended December 31, 2023, 2022 and 2021 was $4.23, $2.91 and $2.24, respectively.
NOTE 13: STOCKHOLDERS’ EQUITY
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
There were no repurchase activities authorized during fiscal year 2023. As of December 31, 2023, approximately $94.9 million of the share repurchase authorization remained available for repurchases under this program.
NOTE 14: INCOME TAXES

Income before income tax:	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$(1,734)	$24,680	$(5,688)
Foreign	20,875	19,805	14,559
Income before income taxes	$19,141	$44,485	$8,871

Provision for (benefit from) income taxes:	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$19,441	$4,443	$4
State	4,582	3,236	85
Foreign	3,980	3,730	2,469
Deferred:
Federal	(81,632)	—	—
State	(12,416)	—	—
Foreign	1,192	4,894	(6,941)
Total provision for (benefit from) income taxes	$(64,853)	$16,303	$(4,383)
The difference between the tax provision at the statutory federal income tax rate and the provision for (benefit from) income tax as a percentage of income (loss) before income taxes (effective tax rate) for each period was as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21%	21%	21%
Increase (reduction) in rate resulting from:
State Taxes	(4)%	7%	—%
Differential in rates on foreign earnings	(13)%	1%	42%
Change in valuation allowance	(350)%	15%	(113)%
Change in liabilities for uncertain tax positions	—%	—%	(2)%
Non-deductible stock-based compensation	6%	4%	11%
Permanent differences	(5)%	(1)%	—%
Adjustments related to tax positions taken during prior years	12%	(8)%	(3)%
Research and development credits	(6)%	(2)%	(10)%
Other	—%	—%	3%
Effective tax rate	(339)%	37%	(49)%
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to geographical mix of income and losses, valuation allowance release on U.S. federal and certain state deferred tax assets, and income taxes on earnings from operations in foreign tax jurisdictions. The Company’s effective income tax rate may be affected by changes in its interpretations of tax laws and tax agreements in any given jurisdiction, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as one-time discrete items. During fiscal 2023, the Company recorded a one-time benefit of $67.7 million due to the release of the valuation allowance on deferred tax assets in U.S. Federal and state jurisdictions due to its improved earnings in recent years and projected earnings.

The components of deferred taxes are as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Reserves and accruals	$24,908	$27,376
Net operating loss carryforwards	14,376	16,032
Research and development credit carryforwards	30,117	28,952
Deferred stock-based compensation	1,863	1,376
Intangibles	5,651	6,384
Operating lease liabilities	6,216	7,423
Capitalized research and development expenses	64,075	36,210
Other	3,110	1,139
Gross deferred tax assets	150,316	124,892
Valuation allowance	(37,084)	(101,020)
Gross deferred tax assets after valuation allowance	113,232	23,872
Deferred tax liabilities:
Depreciation	(3,506)	(5,971)
Operating lease right-of-use assets	(5,019)	(6,125)
Gross deferred tax liabilities	(8,525)	(12,096)
Net deferred tax assets	$104,707	$11,776
The following table summarizes the activities related to the Company’s valuation allowance:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$101,020	$90,247	$99,585
Additions	477	10,773	310
Deductions	(64,413)	—	(9,648)
Balance at end of period	$37,084	$101,020	$90,247
Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In 2023, the Company determined the deferred tax assets in the U.S federal and certain state jurisdictions would more-likely-than-not be realizable and released the valuation allowance against those assets accordingly. In the event the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
As of December 31, 2023, the Company had $89.3 million and $28.7 million of foreign and U.S. state net operating loss (“NOL”) carryforwards, respectively. The Company has now fully utilized their available U.S. federal NOLs. Certain foreign NOLs expire beginning in 2026, if not utilized, while the majority of the foreign NOLs carryforward indefinitely. Certain U.S. states NOL carryforward expires at various dates beginning in 2027, if not utilized.
As of December 31, 2023, the Company had U.S. federal and California state tax credit carryforwards of $1.7 million and $37.0 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit carryforward will not expire.
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.
The Company has not provided U.S. state income taxes and foreign withholding taxes, on approximately $58.8 million of cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanently in duration is not practicable.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in the Company’s judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2023, the Company had $12.5 million of unrecognized future tax benefits. Of these, $5.8 million would favorably impact the effective tax rate in future periods if recognized, and $6.7 million will have no or minimal impact on the effective tax rate in future periods if recognized due to a valuation allowance on such unrecognized tax benefits.

The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of period	$11.1	$13.8	$17.6
Increase in balance related to tax positions taken during current year	0.4	0.3	0.3
Decrease in balance as a result of a lapse of the applicable statutes of limitations	—	—	(0.2)
Increase in balance related to tax positions taken during prior years	1.0	—	—
Decrease in balance related to tax positions taken during prior years	—	(3.0)	(3.9)
Balance at end of period	$12.5	$11.1	$13.8
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2021 through 2023, were not material.
The 2019 through 2022 tax years generally remain subject to examination by U.S. federal and most state tax authorities.Net operating losses generated on a tax return basis by the Company for the 2015 to 2020 tax years and research and development credits for 2011 to 2022 tax years remain open to examination. In addition, the Company remains subject to income tax examination for several other jurisdictions, including in Switzerland for years after 2018, Israel for years after 2019, and France for years after 2016.

NOTE 15: NET INCOME PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per shares is calculated by dividing net income by the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock options, restricted stock units, and shares issuable under the ESPP, and the if-converted method for the 2024 Notes.
As noted in Note 11, “Convertible Notes and Other Debts,” the principal amount of the 2024 Notes will be settled in cash. Therefore, for the purpose of calculating diluted net income per share, it will be assumed that the conversion spread value will be settled in shares.
The following table sets forth the computation of the basic and diluted net income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income	$83,994	$28,182	$13,254
Denominator:
Weighted average number of shares outstanding:
Basic	111,651	105,080	101,484
2022 Notes	—	2,681	2,175
2024 Notes	4,320	2,441	653
Stock options	—	213	292
Restricted stock units	1,355	1,884	1,525
Stock purchase rights under ESPP	33	79	42
Diluted	117,359	112,378	106,171
Net income per share:
Basic	$0.75	$0.27	$0.13
Diluted	$0.72	$0.25	$0.12
The following table set forth the potential dilutive shares that were excluded from the computation of diluted net income per share, because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options	—	—	8
Restricted stock units	276	38	27
Stock purchase rights under the ESPP	—	—	390
Total	276	38	425

NOTE 16: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s Chief Operating Decision Maker (the “CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on the internal reporting structure, the Company consists of two operating segments: Video and Broadband. The operating segments were determined based on the nature of the products offered. The Video segment provides video processing, production and playout solutions and services worldwide to broadcast and media companies, new streaming media companies, broadband operators, and satellite and telco Pay-TV service providers. The Broadband segment provides broadband access solutions and related services to broadband operators globally. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.
The following table provides summary financial information by reportable segment:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Video
Revenue	$219,425	$274,189	$288,507
Operating income (loss)	(8,741)	22,322	28,460
Broadband
Revenue	$388,482	$350,768	$218,642
Operating income	64,575	52,283	15,599
Total
Revenue	$607,907	$624,957	$507,149
Operating income	$55,834	$74,605	$44,059
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Total consolidated segment operating income	$55,834	$74,605	$44,059
Unallocated corporate expenses (1)	(6,333)	(3,874)	(681)
Stock-based compensation	(27,329)	(25,212)	(24,062)
Amortization of intangibles	—	—	(507)
Consolidated income from operations	22,172	45,519	18,809
Non-operating expense, net	(3,031)	(1,034)	(9,938)
Income before income taxes	$19,141	$44,485	$8,871
(1) Together with amortization of intangibles and stock-based compensation, the Company does not allocate restructuring and related charges and certain other non-recurring charges to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.

Disaggregation of Revenues
The following table provides a summary of total revenues disaggregated by type:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Product sales	$396,682	$423,858	$343,406
Professional services	39,196	49,948	26,361
Total Appliance and integration	435,878	473,806	369,767
SaaS	50,888	34,665	21,266
Support services	121,141	116,486	116,116
Total SaaS and services	172,029	151,151	137,382
Total revenue	$607,907	$624,957	$507,149
The following table provides a summary of total net revenues by geographic region:

Net revenue:	Year Ended December 31,
(in thousands)	2023	2022	2021
United States (1)	$408,951	$393,991	$282,912
Other countries (1)	198,956	230,966	224,237
Total	$607,907	$624,957	$507,149
(1) Revenue is attributed to countries based on the location of the customer.
Other than the United States, no single country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2023, 2022 and 2021.

Property and equipment, net:	As of December 31,
(in thousands)	2023	2022
United States	$24,260	$25,395
Israel	9,542	10,621
France	2,520	3,372
Other countries	361	426
Total	$36,683	$39,814
Customer Concentration
One customer, Comcast, accounted for 44%, 39% and 26% of the Company’s total net revenues during the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 17: COMMITMENTS AND CONTINGENCIES
Bank Guarantees and Standby Letters of Credit
As of December 31, 2023 and 2022, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.3 million and $2.1 million, respectively, consisting of building leases and performance bonds issued to customers.
During 2017, one of the Company’s subsidiaries entered into a $2.0 million credit facility with a foreign bank for the purpose of issuing performance guarantees. The credit facility is secured by a $2.2 million indemnity issued by the parent company. There were no amounts outstanding under this credit facility as of December 31, 2023 and 2022.

On December 21, 2023, the Company entered into a Credit Agreement, with Citibank, N.A., as administrative agent for the lenders. The Credit Agreement refinances and replaces the Company’s prior credit agreement, dated as of December 19, 2019, as amended, with JPMorgan Chase Bank, N.A., as lender. As of December 31, 2023, there were no borrowings under the Credit Agreement outstanding and approximately $0.2 million of letters of credit outstanding under the Credit Agreement. The Company was in compliance with the covenants under the Credit Agreement as of December 31, 2023. Refer to Note 11, “Convertible Notes and other Debts” of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.
Indemnification
The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2023.
Purchase Commitments
As of December 31, 2023, the Company had approximately $95.4 million of commitments to purchase goods and services.
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
NOTE 19: SUBSEQUENT EVENT
On January 30, 2024, the Company issued a notice to redeem its outstanding 2024 Notes. The redemption of the Notes will be effected pursuant to the terms of the Indenture that governs the Notes (the “Indenture”). The Notes will be redeemed on April 18, 2024 (the “Redemption Date”) at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the Redemption Date. Holders of Notes called for redemption will have the right to convert their Notes at any time before the close of business on April 16, 2024 in accordance with the Indenture at a conversion rate of 118.0550 shares (inclusive of Additional Shares, as defined in the Indenture) of the Company’s common stock per $1,000 principal amount of the Notes converted. Pursuant to the terms of the Indenture, the Company has elected to settle any such conversions by Combination Settlement (as defined in the Indenture) with a Specified Dollar Amount (as defined in the Indenture) of $1,000 per $1,000 principal amount of Notes.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2023.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2023, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2024 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2024 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
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
The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description
3.1 (i)	Certificate of Incorporation of Harmonic Inc., as amended
3.2 (ii)	Amended and Restated Bylaws of Harmonic Inc.
4.1 (iii)	Form of Common Stock Certificate
4.2 (iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4.3 (v)	Indenture, dated September 13, 2019, between the Company and U.S. Bank National Association
4.4 (vi)	Supplemental Indenture, dated November 15, 2021 by and between the Company and U.S. Bank National Association
4.5 (vii)	Form of 2.00% Convertible Senior Note due 2024 (included in Exhibit 4.1)
4.6 (viii)	Description of Common Stock
4.7 (ix)	Indenture, dated June 2, 2020, by and between the Company and U.S. Bank National Association
4.8 (x)	Supplemental Indenture, dated November 15, 2021 by and between the Company and U.S. Bank National Association
4.9 (xi)	Form of 4.375% Convertible Senior Note due 2022 (included in Exhibit 4.1)
10.1 (xii)*	Form of Indemnification Agreement
10.2 (xiii)*	1995 Stock Plan, as amended and restated on June 9, 2022
10.3 (xiv)*	2002 Director Stock Plan, as amended and restated on June 8, 2021
10.4 (xv)*	2002 Employee Stock Purchase Plan, as amended and restated on June 9, 2022
10.5 (xvi)*	Amended and Restated Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective March 20, 2018
10.6 (xvii)*	Form of Change of Control Severance Agreement between Harmonic Inc. and each of Nimrod Ben-Natan and Ian Graham
10.7 (xviii)*	Offer Letter, dated as of May 10, 2023, between Harmonic Inc. and Walter Jankovic
10.8 (xix)*	Change of Control Severance Agreement, dated as of May 22, 2023, between Harmonic Inc. and Walter Jankovic
10.9 (xx)*	Amended and Restated Change of Control Severance Agreement, dated as of November 30, 2023, between Harmonic Inc. and Neven Haltmayer
10.10 (xxi)	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement
10.11 (xxii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.12 (xxiii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.13 (xxiv)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.14 (xxv)	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement
10.15 (xxvi)	Fifth Amendment to Credit Agreement, dated as of September 29, 2023, by and among Harmonic Inc., Harmonic International GmbH and JPMorgan Chase Bank, N.A.

10.16 (xxvii)	Master Receivables Purchase Agreement dated as of September 29, 2023, by and between Harmonic Inc. and JPMorgan Chase Bank, N.A.
10.17 (xxviii)	Credit Agreement, dated as of December 21, 2023, by and among Harmonic Inc., the lenders party thereto and Citibank, N.A., as administrative agent, swingline lender and L/C issuer
10.18(xxiv)	Cooperation Agreement, dated as of April 9, 2021, by and between Harmonic Inc. And Scopia Capital Management LP.
21.1	Subsidiaries of Harmonic Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy dated October 30, 2023
101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2023, December 31, 2022 and December 31, 2021; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, December 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, December 31, 2022 and December 31, 2021; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, December 31, 2022 and December 31, 2021; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(ii)Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 29, 2023.
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
(viii)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(ix)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 2, 2020.
(x)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(xi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 2, 2020.
(xii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(xiii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 22, 2022.
(xiv)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 20, 2021.
(xv)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 22, 2022.
(xvi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 26, 2018.

(xvii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 26, 2018.
(xviii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2023.
(xix)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2023.
(xx)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 6, 2023.
(xxi)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(xxii)Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xxiii)Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xxiv)Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xxv)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(xxvi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2023.
(xxvii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2023.
(xxviii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 21, 2023.
(xxix)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2021.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 16, 2024.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	February 16, 2024
(Patrick J. Harshman)

/s/ WALTER JANKOVIC	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2024
(Walter Jankovic)

/s/ PATRICK GALLAGHER	Chairperson	February 16, 2024
(Patrick Gallagher)

/s/ SUSAN G. SWENSON	Director	February 16, 2024
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	February 16, 2024
(Mitzi Reaugh)

/s/ DAVID KRALL	Director	February 16, 2024
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	February 16, 2024
(Deborah L. Clifford)

/s/ SOPHIA KIM	Director	February 16, 2024
(Sophia Kim)