Form 10-Q
period 2024-03-29
HARMONIC INC
filed 2024-05-02
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 29, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 29, 2024 was 116,542,186.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	March 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$84,305	$84,269
Accounts receivable, net	105,854	141,531
Inventories	86,631	83,982
Prepaid expenses and other current assets	24,019	20,950
Total current assets	300,809	330,732
Property and equipment, net	35,239	36,683
Operating lease right-of-use assets	19,420	20,817
Goodwill	238,287	239,150
Deferred income taxes	108,418	104,707
Other non-current assets	38,497	36,117
Total assets	$740,670	$768,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, current	$115,109	$114,880
Other debts, current	4,813	4,918
Accounts payable	43,844	38,562
Deferred revenue	51,500	46,217
Operating lease liabilities, current	6,507	6,793
Other current liabilities	53,045	61,024
Total current liabilities	274,818	272,394
Other debts, non-current	10,271	10,495
Operating lease liabilities, non-current	17,711	18,965
Other non-current liabilities	28,716	29,478
Total liabilities	331,516	331,332
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 111,946 and 112,407 shares issued and outstanding at March 29, 2024 and December 31, 2023, respectively	112	112
Additional paid-in capital	2,410,094	2,405,043
Accumulated deficit	(1,992,339)	(1,962,575)
Accumulated other comprehensive loss	(8,713)	(5,706)
Total stockholders’ equity	409,154	436,874
Total liabilities and stockholders’ equity	$740,670	$768,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 29, 2024	March 31, 2023
Revenue:
Appliance and integration	$81,595	$114,794
SaaS and service	40,465	42,855
Total net revenue	122,060	157,649
Cost of revenue:
Appliance and integration	43,074	59,748
SaaS and service	15,905	13,847
Total cost of revenue	58,979	73,595
Total gross profit	63,081	84,054
Operating expenses:
Research and development	30,705	33,509
Selling, general and administrative	38,865	39,282
Restructuring and related charges	3,037	83
Total operating expenses	72,607	72,874
Income (loss) from operations	(9,526)	11,180
Interest expense, net	(723)	(706)
Other expense, net	(289)	(293)
Income (loss) before income taxes	(10,538)	10,181
Provision for (benefit from) income taxes	(2,449)	5,088
Net income (loss)	$(8,089)	$5,093

Net income (loss) per share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.04
Weighted average shares outstanding:
Basic	112,350	110,794
Diluted	112,350	117,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net income (loss)	$(8,089)	$5,093
Foreign currency translation adjustments	(2,914)	1,959
Other comprehensive income (loss) before tax	(2,914)	1,959
Provision for (benefit from) income taxes	93	(72)
Other comprehensive income (loss), net of tax	(3,007)	2,031
Total comprehensive income (loss)	$(11,096)	$7,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended March 29, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
Net loss	—	—	—	(8,089)	—	(8,089)
Other comprehensive loss, net of tax	—	—	—	—	(3,007)	(3,007)
Issuance of common stock under award and purchase plans, net	1,197	1	(1,872)	—	—	(1,871)
Repurchase of common stock	(1,658)	(1)	—	(21,675)	—	(21,676)
Stock-based compensation	—	—	6,923	—	—	6,923
Balance at March 29, 2024	111,946	$112	$2,410,094	$(1,992,339)	$(8,713)	$409,154

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	5,093	—	5,093
Other comprehensive income, net of tax	—	—	—	—	2,031	2,031
Issuance of common stock under stock option, award and purchase plans, net	1,461	1	(3,269)	—	—	(3,268)
Stock-based compensation	—	—	7,424	—	—	7,424
Balance at March 31, 2023	111,332	$111	$2,384,806	$(2,041,476)	$(7,655)	$335,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$(8,089)	$5,093
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,085	3,030
Stock-based compensation	6,923	7,424
Foreign currency remeasurement	(1,108)	1,290
Deferred income taxes, net	(3,806)	547
Provision for excess and obsolete inventories	757	2,027
Other adjustments	240	703
Changes in operating assets and liabilities:
Accounts receivable	35,187	20,530
Inventories	(4,571)	(10,547)
Other assets	(5,041)	(2,566)
Accounts payable	5,988	(12,507)
Deferred revenues	5,071	1,721
Other liabilities	(7,816)	(10,475)
Net cash provided by operating activities	26,820	6,270
Cash flows from investing activities:
Purchases of property and equipment	(1,911)	(2,331)
Net cash used in investing activities	(1,911)	(2,331)
Cash flows from financing activities:
Payments for debt issuance costs	(327)	—
Repurchase of common stock	(21,675)	—
Repayment of other debts	—	(152)
Proceeds from common stock issued to employees	3,542	3,085
Taxes paid related to net share settlement of equity awards	(5,413)	(6,353)
Net cash used in financing activities	(23,873)	(3,420)
Effect of exchange rate changes on cash and cash equivalents	(1,000)	772
Net increase in cash and cash equivalents	36	1,291
Cash and cash equivalents at beginning of period	84,269	89,586
Cash and cash equivalents at end of period	$84,305	$90,877
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$396	$881
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of balance sheet dates and its operating results and cash flows for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2024.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2023 Form 10-K. There have been no significant changes to these policies during the three months ended March 29, 2024.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
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

NOTE 3: INVESTMENTS IN EQUITY SECURITIES
In May 2022, the Company sold its investment in Encoding.com, Inc. for total consideration of up to approximately $10.7 million. The Company received $7.8 million in May 2022 and recognized a gain of $4.2 million. The balance of the consideration of up to approximately $2.9 million is subject to certain conditions and indemnity obligations, and will be recorded upon receipt by the Company. As of March 29, 2024, the Company has not received any of the balance of the consideration.
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	March 29, 2024	December 31, 2023
Contract assets	$4,380	$4,772
Deferred revenue	$64,694	$59,705

Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.
The amount of revenues recognized during the three months ended March 29, 2024 and March 31, 2023 that were included in the opening deferred revenue balance as of January 1, 2024 and 2023, respectively, were $16.3 million and $21.2 million.
Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of March 29, 2024 was $677.8 million, 54% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 11, “Segment Information” for disaggregated revenue information.
NOTE 5: LEASES
The components of lease expense are as follows:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Operating lease cost	$1,729	$1,764
Variable lease cost	390	425
Total lease cost	$2,119	$2,189
Supplemental information related to leases are as follows:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Cash paid for operating lease liabilities	$1,795	$1,828
NOTE 6: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	March 29, 2024	December 31, 2023
Accounts receivable	$108,969	$144,731
Less: allowances for expected credit losses and sales returns	(3,115)	(3,200)
Total	$105,854	$141,531

Inventories:	As of
(in thousands)	March 29, 2024	December 31, 2023
Finished goods	$36,931	$43,987
Raw materials	36,442	27,806
Work-in-process	5,820	5,056
Service-related spares	7,438	7,133
Total	$86,631	$83,982

Prepaid expenses and other current assets:	As of
(in thousands)	March 29, 2024	December 31, 2023
Prepaid expenses	$3,869	$3,789
Contract assets	4,380	4,772
Other current assets	15,770	12,389
Total	$24,019	$20,950

Property and equipment, net:	As of
(in thousands)	March 29, 2024	December 31, 2023
Machinery and equipment	$74,964	$74,659
Capitalized software	27,036	27,129
Leasehold improvements	40,873	40,931
Furniture and fixtures	2,557	2,547
Construction-in-progress	2,094	1,789
Property and equipment, gross	147,524	147,055
Less: accumulated depreciation and amortization	(112,285)	(110,372)
Total	$35,239	$36,683

Other current liabilities:	As of
(in thousands)	March 29, 2024	December 31, 2023
Accrued employee compensation and related expenses	$20,360	$22,779
Other	32,685	38,245
Total	$53,045	$61,024

NOTE 7: CONVERTIBLE DEBT
2.00% Convertible Senior Notes due 2024 (the “2024 Notes”)
In September 2019, the Company issued $115.5 million of the 2024 Notes pursuant to an indenture (the “2024 Notes Indenture”), dated September 13, 2019, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The 2024 Notes bore interest at a rate of 2.00% per year, payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2020. The 2024 Notes would have matured on September 1, 2024, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.
The 2024 Notes were initially convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 115.5001 shares of the Company’s common stock per $1,000 principal amount of the 2024 Notes (which is equivalent to an initial conversion price of approximately $8.66 per share). Pursuant to the supplemental indenture entered into by the Company and the trustee during the fourth quarter of the fiscal year ended December 31, 2021, the Company made an irrevocable election to settle the principal amounts of the 2024 Notes solely with cash and may pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate, and thus the effective conversion price, could be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes or a notice of redemption and under other circumstances, in each case, as set forth in the 2024 Notes Indenture. The 2024 Notes are recorded at face value less unamortized debt issuance costs. Amortization costs are reported as a component of interest expenses and are computed using the effective interest method.
On January 30, 2024, the Company issued a notice to redeem the outstanding 2024 Notes in full pursuant to the terms of the 2024 Notes Indenture, which gave holders the right to convert their 2024 Notes prior to the redemption date. On April 18, 2024, the Company settled the conversions of the entire $115.5 million in aggregate principal amount of the 2024 Notes. In accordance with the provisions of the 2024 Notes Indenture, the Company settled such conversions of the 2024 Notes by paying and delivering, as applicable, in a combination of $115.5 million in cash and 4.6 million shares of the Company’s common stock. Refer to Note 14, “Subsequent Event”, of the Notes to the condensed consolidated financial statements for details regarding the 2024 Notes redemption.
The following table presents the components of the 2024 Notes:

	As of
(in thousands, except for years and percentages)	March 29, 2024	December 31, 2023
Liability:
Principal amount	$115,500	$115,500
Less: Debt issuance costs, net of amortization	(391)	(620)
Carrying amount	$115,109	$114,880
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Contractual interest expense	$578	$578
Amortization of debt issuance costs	229	223
Total interest expense recognized	$807	$801

NOTE 8: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Cost of revenue	$523	$850
Research and development expense	1,955	2,099
Selling, general and administrative expense	4,445	4,475
Total	$6,923	$7,424
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2023	3,242	$12.42
Granted	1,412	13.78
Vested	(1,278)	11.58
Forfeited	(91)	12.36
Balance at March 29, 2024	3,285	$13.34
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002 (“1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 12, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2023 Form 10-K for details pertaining to each plan.
As of March 29, 2024, an aggregate of 7,301,248 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 4,223,142 shares remained available for future grants. As of March 29, 2024, an aggregate of 595,887 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 388,881 shares remained available for future grants.
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
During the three months ended March 29, 2024, the company repurchased and retired approximately 1.7 million shares of the Company’s common stock for an aggregate amount of $21.7 million. As of March 29, 2024, approximately $73.2 million of the share repurchase authorization remained available for repurchases under this program.

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
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 29, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$32,835	$—	$—	$32,835	$23,683	$—	$—	$23,683

The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	March 29, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2024 Notes	$115,109	$—	$181,855	$—	$114,880	$—	$177,405	$—
The fair value of the Company’s convertible notes is influenced by interest rates, the price of the Company’s common stock and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

NOTE 10: NET INCOME (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock options, restricted stock units, and shares issuable under the ESPP, and the if-converted method for the 2024 Notes.
As noted in Note 7, “Convertible Debt,” the principal amount of the 2024 Notes was required to be settled in cash. Therefore, for the purpose of calculating diluted net income (loss) per share, it is assumed that the conversion spread value will be settled in shares.
The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	March 29, 2024	March 31, 2023
Numerator:
Net income (loss)	$(8,089)	$5,093
Denominator:
Weighted average number of shares outstanding:
Basic	112,350	110,794
2024 Notes	—	4,964
Restricted stock units	—	2,000
Diluted	112,350	117,758
Net income (loss) per share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.04
The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effects were anti-dilutive:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
2024 Notes	4,287	—
Restricted stock units	3,197	72
Stock purchase rights under the ESPP	316	300
Total	7,800	372

NOTE 11: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (the “CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on the internal reporting structure, the Company consists of two operating segments: Broadband and Video. The operating segments were determined based on the nature of the products offered. The Broadband segment provides broadband access solutions and related services to broadband operators globally. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM. The Video segment provides video processing, production and playout solutions and services worldwide to broadcast and media companies, new streaming media companies, broadband operators, and satellite and telecommunications (“telco”) Pay-TV service providers.
The following table provides summary financial information by reportable segment:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Broadband
Revenue	$78,897	$100,351
Operating income	8,594	20,113
Video
Revenue	$43,163	$57,298
Operating loss	(7,351)	(1,426)
Total
Revenue	$122,060	$157,649
Operating income	1,243	18,687
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Total consolidated segment operating income	$1,243	$18,687
Unallocated corporate expenses(1)	(3,846)	(83)
Stock-based compensation	(6,923)	(7,424)
Consolidated income (loss) from operations	(9,526)	11,180
Non-operating expense, net	(1,012)	(999)
Income (loss) before income taxes	$(10,538)	$10,181
(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges and other non-recurring expenses to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.
Disaggregation of Revenues
The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Product sales	$73,916	$107,824
Professional services	7,679	6,970
Total Appliance and integration	81,595	114,794
SaaS	12,864	11,583
Support services	27,601	31,272
Total SaaS and services	40,465	42,855
Total revenue	$122,060	$157,649

The following table provides a summary of total revenues by geographic region:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
United States (1)	$81,992	$105,741
Other countries (1)	40,068	51,908
Total revenue	$122,060	$157,649
(1)  Revenue is attributed to countries based on the location of the customer.
No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three months ended March 29, 2024 and March 31, 2023, respectively.
NOTE 12: RESTRUCTURING AND RELATED CHARGES
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
During the first quarter of 2024, management initiated restructuring plans to further improve Video business efficiencies in order to drive long-term growth and profitability. The total restructuring cost associated with these 2024 restructuring activities is currently estimated to be $17 million and will primarily be recorded to the restructuring expense line item within our condensed consolidated statements of operations. We recorded $3.5 million of restructuring expense in the first quarter of fiscal 2024 and we expect to incur substantially all of the remaining restructuring expense through the end of fiscal 2024.
The following table summarizes the activities related to the Company’s restructuring plans accrual, reported as components of “Other current liabilities” on the Consolidated Balance Sheets:

(in thousands)	Severance and Benefits
Balance at December 31, 2023	$313
Charges for current period	3,497
Cash payments	(2,841)
Other	(119)
Balance at March 29, 2024	$850
NOTE 13: COMMITMENTS AND CONTINGENCIES
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

NOTE 14: SUBSEQUENT EVENTS
Redemption of the 2024 Notes
On January 30, 2024, the Company issued a notice to redeem the outstanding 2024 Notes in full pursuant to the terms of the 2024 Notes Indenture, which gave holders the right to convert their 2024 Notes prior to the redemption date. On April 18, 2024, the Company settled the conversions of the entire $115.5 million in aggregate principal amount of the 2024 Notes. In accordance with the provisions of the 2024 Notes Indenture, the Company settled such conversions of the 2024 Notes by paying and delivering, as applicable, a combination of $115.5 million in cash and 4.6 million shares of the Company’s common stock. To finance the conversion of the 2024 Notes, the Company borrowed $75 million under the Revolving Facility and $40 million on the Term Facility, in each case, under its Credit Agreement (each as defined below).
As of April 18, 2024, the Company has $45.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.
Lease
In April, 2024, the Company announced a decision to reduce the use of leased space for its headquarters in San Jose, California. The Company plans to consolidate its operations and market the excess space for sublease. Depending on the outcome of marketing the sublease, the Company believes this decision could result in an impairment of the right-of-use assets and the associated leasehold improvement assets for the leased property. The estimated impairment loss is expected to be between $5.5 million and $6.5 million for the quarter ending June 28, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The terms “Harmonic,” “Company,” “we,” “us,” “its,” and “our,” as used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Acts”), and Section-21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•developing trends and demands in the markets we address, particularly emerging markets;
•macroeconomic conditions, including inflation, rising interest rates, volatility and uncertainty in the banking and financial services sector, supply chain disruptions, volatile capital markets and foreign currency fluctuations, particularly in certain geographies, and in financial markets;
•the impact of geopolitical events, including the conflicts in the Middle East and Russia-Ukraine conflicts and risks of escalation and broader regional conflicts, and tensions between China and Taiwan and China and the United States, on our business and the markets in which we operate;
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
•expectations and estimates related to goodwill and its associated carrying value; and
•use of cash, cash needs and ability to raise capital, including repurchasing our common stock.
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
We conduct business in three geographic regions—the Americas, EMEA and APAC—and operate in two segments, Broadband and Video. Our Broadband business sells broadband access solutions and related services, including our cOS software-based broadband access solutions, to broadband operators globally. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions.
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and impact of factors such as the conflict in the Middle East and Russia-Ukraine conflicts, inflation, rising interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customers suspending or reducing spending in anticipation of new products or new standards; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
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
RECENT DEVELOPMENTS
Video Business Review
As previously announced in April 2024, following a formal strategic review process to evaluate potential strategic alternatives for our Video business with the assistance of independent financial and legal advisors, our Board determined that current market conditions do not support its value creation objectives for the Video business. This determination was made after carefully evaluating a range of alternatives.
The go-forward strategy for our Video business will be centered on driving profitable growth by focusing on scalable market opportunities, streamlining operations and optimizing its cost structure. Consistent with its ongoing focus on value creation, our board of directors will remain open to further opportunities and alternatives should they arise.
CEO Succession
As previously announced in April 2024, our President and Chief Executive Officer, Patrick Harshman, will retire and Nimrod Ben-Natan, our current Senior Vice President and General Manager of our Broadband business, has been appointed by our Board as Mr. Harshman’s successor, effective June 11, 2024.
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
Our critical accounting estimates are disclosed in our 2023 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these estimates during the three months ended March 29, 2024.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Appliance and integration	$81,595	$114,794	$(33,199)	(29)%
as % of total net revenue	67%	73%
SaaS and service	40,465	42,855	(2,390)	(6)%
as % of total net revenue	33%	27%
Total net revenue	$122,060	$157,649	$(35,589)	(23)%
Appliance and integration net revenue decreased by $33.2 million during the three months ended March 29, 2024, compared to the corresponding period in 2023, primarily due to a decrease of $20.2 million in our Broadband segment revenue and a decrease of $13.0 million in our Video segment revenue. The decrease in our Broadband segment revenue was primarily attributed to a customer delaying orders due to a technology transition. The decrease in our Video segment revenue was primarily attributed to lower sales across most regions due to order and project delays by our customers.
Total SaaS and service net revenue decreased by $2.4 million during the three months ended March 29, 2024, compared to the corresponding period in 2023, primarily due to a decrease of $3.7 million in support services mainly driven by lower contract renewals in Video segment, partially offset by an increase in SaaS revenue of $1.3 million, mainly due to the acquisition of new customers.
Gross Profit

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Gross profit	$63,081	$84,054	$(20,973)	(25)%
as % of total net revenue (“gross margin”)	51.7%	53.3%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin decreased by 160 basis points (bps) in the three months ended March 29, 2024, compared to the corresponding period in 2023, primarily from margin contraction in our Broadband segment, mainly due to unfavorable product mix. This decrease was partially offset from margin expansion in our Video segment, mainly due to an increase in SaaS and services as a percentage of segment revenue.
Research and Development Expenses

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Research and development	$30,705	$33,509	$(2,804)	(8)%
as % of total net revenue	25%	21%
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
Research and development expenses decreased by $2.8 million in the three months ended March 29, 2024, compared to the corresponding period in 2023, mainly due to lower spending to support the Video business.

Selling, General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Selling, general and administrative	$38,865	$39,282	$(417)	(1)%
as % of total net revenue	32%	25%
Selling, general and administrative expenses decreased by $0.4 million in the three months ended March 29, 2024, compared to the corresponding period in 2023, primarily due to a reduction of $0.8 million in spending, partially offset by non-recurring advisory fees of $0.4 million incurred for the strategic review of the Video business.
Restructuring and Related Charges
We have implemented several restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing appropriate expense control programs. We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Cost of revenue” and “Operating expenses-restructuring and related charges” in the condensed consolidated statement of operations. Refer to Note 12, “Restructuring and related charges”, of the Notes to our condensed consolidated financial statements for additional information regarding our restructuring activities.

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Total restructuring and related charges	$3,497	$83	$3,414	*
*Not meaningful
Restructuring and related charges increased in the three months ended March 29, 2024, compared to the corresponding period in 2023, primarily driven by higher severance and employee benefit costs recorded in 2024, in connection with the 2024 restructuring activities.
Interest Expense, Net

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Interest expense, net	$(723)	$(706)	$(17)	2%
Interest expense, net in the three months ended March 29, 2024 was relatively flat, compared to the corresponding period in 2023.
Other Expense, Net

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Other expense, net	$(289)	$(293)	$4	(1)%
Other expense, net in the three months ended March 29, 2024 was relatively flat compared to the corresponding period in 2023.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Provision for (benefit from) income taxes	$(2,449)	$5,088	$(7,537)	(148)%
The change in provision for (benefit from) income taxes during the three months ended March 29, 2024, compared to the corresponding period in 2023, was primarily due to the pre-tax loss in the current fiscal quarter, which resulted in a tax benefit since there is no longer a full valuation allowance in the U.S. The mandatory capitalization and amortization of research and development expenses in the United States were required starting January 1, 2022, by the Tax Cuts and Jobs Act, which resulted in income tax expense in the United States in the prior period due to the full valuation allowance in the U.S. at that time.
Segment Financial Results
Below is a table of our segment financial results.

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Change
Broadband
Revenue	$78,897	$100,351	$(21,454)	(21)%
as % of total revenue	65%	64%	1%
Operating income (1)	8,594	20,113	(11,519)	(57)%
Operating margin % (1)	11%	20%	(9)%
Video
Revenue	$43,163	$57,298	$(14,135)	(25)%
as % of total revenue	35%	36%	(1)%
Operating income (1)	(7,351)	(1,426)	(5,925)	415%
Operating margin % (1)	(17)%	(2)%	(15)%
Total
Revenue	$122,060	$157,649	$(35,589)	(23)%
Broadband
Our Broadband segment revenue decreased by $21.5 million during the three months ended March 29, 2024, compared to the corresponding period in 2023, primarily due to a customer delaying orders due to a technology transition. Our Broadband segment operating margin decreased during the three months ended March 29, 2024, compared to the corresponding period in 2023, primarily due to the decrease in revenue.
Video
Our Video segment revenue decreased by $14.1 million for the three months ended March 29, 2024, compared to the corresponding period in 2023, primarily due to lower product sales across all regions, mainly driven by order and project delays by our customers.
Video segment operating margin decreased during the three months ended March 29, 2024, compared to the corresponding periods in 2023, primarily due to the decrease in revenue.

Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following March 29, 2024, as well as in the long-term.
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
As of March 29, 2024, we had outstanding $130.6 million in aggregate principal amount of indebtedness, consisting of our 2024 Notes, and other debts, of which $119.9 million is scheduled to become due in the 12-month period following March 29, 2024. As of March 29, 2024, our total minimum lease payments are $28.7 million, of which $5.3 million is due before December 31, 2024.
In February 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of March 29, 2024, approximately $73.2 million of the share repurchase authorization remained available for repurchases under this program.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of March 29, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $84.3 million, net accounts receivable of $105.9 million, $30.0 million from our receivables purchase arrangement, $160.0 million from our Credit Agreement, and financing from French government agencies.
Our cash and cash equivalents of $84.3 million as of March 29, 2024 consisted of bank deposits held throughout the world and money market funds, of which $41.9 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.
In September 2023, we entered into a Master Receivables Purchase Agreement with JPMorgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. As of March 29, 2024, there were no receivables sold under this agreement.
In December 2023, we entered into a Credit Agreement by and among us, certain of our subsidiaries from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $120.0 million (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Credit Agreement refinances and replaces our prior credit agreement, dated as of December 19, 2019, as amended, with JPMorgan Chase Bank, N.A., as lender. The proceeds of the loans under the Term Facility must be used to repurchase, redeem, acquire or otherwise settle our 2024 Notes. As of March 29, 2024, there were no borrowings outstanding.
As of March 29, 2024, there were approximately $2.9 million of letters of credit outstanding.

On January 30, 2024, we issued a notice to redeem our outstanding 2024 Notes in full pursuant to the terms of the 2024 Notes Indenture, which have holders the right to convert their 2024 Notes prior to the redemption date. On April 18, 2024, we settled the conversions of the entire $115.5 million in aggregate principal amount of the 2024 Notes. In accordance with the provisions of the 2024 Notes Indenture, we settled such conversions of the 2024 Notes by paying and delivering, as applicable, a combination of $115.5 million in cash and 4.6 million shares of our common stock. To finance the conversion of the 2024 Notes, we borrowed $75.0 million under the Revolving Facility and $40.0 million on the Term Facility, in each case, under our Credit Agreement. As of April 18, 2024, we had $45.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.
Summary of Cash Flows
The table below sets forth selected cash flow data:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Net cash provided by (used in):
Operating activities	$26,820	$6,270
Investing activities	(1,911)	(2,331)
Financing activities	(23,873)	(3,420)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,000)	772
Net decrease in cash and cash equivalents	$36	$1,291
Operating Activities
Net cash provided by operating activities increased by $20.6 million during the first three months of fiscal 2024, compared to the corresponding period in fiscal 2023, primarily due to a decrease in cash used in our working capital, partially offset by a net loss in the first three months of fiscal 2024, compared to a net income in the first three months of fiscal 2023.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including, but not limited to, instability and uncertainty in the financial services sector, risk of regional escalation of the conflicts in the Middle East and Russia-Ukraine conflicts and related macroeconomic conditions on demand for our offerings as well as potential impact on our operations in Israel and Ukraine, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased by $0.4 million during the first three months of fiscal 2024, compared to the corresponding period in 2023, primarily due to fewer purchases of property and equipment in the first three month of fiscal 2024.
Financing Activities
Net cash used in financing activities increased by $20.5 million during the first three months of fiscal 2024, compared to the corresponding period in 2023, primarily due to the stock repurchases of $21.7 million in the first three months of fiscal 2024, partially offset by $0.9 million lower payment of tax withholding obligations related to net share settlement of restricted stock units.
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
For quantitative and qualitative disclosures about foreign currency exchange risk and interest rate risk affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our exposure related to foreign currency exchange risk and interest rate risk has not changed materially since December 31, 2023.

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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended March 29, 2024 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Such assertions arise in the normal course of our operations. The resolution of any such assertions and claims cannot be predicted with certainty. Refer to Note 13 of the Notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for details on legal proceedings.

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
•We face risks associated with having employees and operations in Israel and outsourced engineering resources located in Ukraine; and
•We rely on resellers, value-added resellers and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage our relationships with these customers or the processes and procedures that support them could adversely affect our business.
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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, and streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including inflation, rising interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, uncertainty and volatility in the financial services sector and the impact of the conflicts in the Middle East and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies;
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
In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, such as those caused by the conflicts in the Middle East and the Russia-Ukraine conflicts, inflation, currency devaluation, and bank insolvencies and related uncertainty and volatility in the financial services sector and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of media customers. Sales to our top 10 customers in the three months ended March 29, 2024, accounted for approximately 65% of our net revenue compared to 68% for the corresponding period in 2023. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three months ended March 29, 2024, Comcast and Charter Communications accounted for approximately 29% and 17% of our net revenue, respectively. For the corresponding period in 2023, Comcast accounted for 47% of our net revenue. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If Comcast or other significant Broadband customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
In addition, some of our larger competitors may have more long-standing and established relationships with certain domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets and may be better able to navigate periods of market uncertainty, such as the uncertainty caused by the conflicts in the Middle East and the Russia-Ukraine conflicts and related risks of escalation or broader regional conflicts, bank insolvency and related uncertainty and volatility in the financial services sector and inflation. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries; general economic and financial market conditions, including impacts from the conflicts in the Middle East and the Russia-Ukraine conflicts and related risks of escalation or broader regional conflicts, tensions between China and Taiwan and China and the United States; bank insolvencies and related uncertainty and volatility in the financial services sector; and inflation and government and business responses thereto as well as related supply chain and labor shortage issues;
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
•uncertainty in the Middle East due to the latest developments in the conflicts in the Middle East and the risk of escalation and broader conflict in the region, which could also adversely affect our results, financial condition and prospects;
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
These risks could be heightened during a substantial economic slowdown because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and pandemics. These risks could also be heightened by geopolitical factors. For example, a number of the components we use in our products are sourced through Taiwan. Deterioration of relations between Taiwan and China and the United States, the resulting actions taken by any of these parties, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, international sales and operations. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.
Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. From time to time, we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2024.
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
We outsource a portion of our research and development and product support activities to our third-party partner, GlobalLogic, a Hitachi group company. Through GlobalLogic, we have a significant number of engineering resources located in Kyiv, Ukraine that are dedicated to our Broadband and Video business segments. Political, social and economic instability and unrest or violence in Ukraine from the ongoing military conflict with the Russian Federation have caused, and may continue to cause, disruptions to the business and operations of GlobalLogic, which could slow or delay the development work our outsourced engineering teams are undertaking for us. Any escalation of political tensions, military activity, instability, unrest or conflict could disrupt or prevent the work of our outsourced engineering teams; limit or prevent our employees from traveling to, from, or within Ukraine to direct and coordinate our outsourced engineering teams; or cause us to shift all or portions of the development work occurring in Ukraine, and/or cause GlobalLogic to relocate personnel to other locations or countries pursuant to its business continuity plans. Any resulting delays could negatively impact our product development efforts, operating results and our business. In addition, increased costs associated with managing or relocating our outsourced engineering teams in Ukraine, or engaging with alternative engineering resources outside of Ukraine, could negatively impact our operating results and financial condition.
We may not be able to effectively manage our operations.
As of March 29, 2024, we had 948 employees in our international operations, representing approximately 73% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of March 29, 2024, we maintained facilities in Israel with a total of 252 employees, or approximately 19% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Broadband and Video business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel, such as the ongoing conflict in the Middle East and the risk of escalation and broader conflict in the region. Any significant conflict involving Israel could have a direct effect on our business, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to, from, or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 14% of those employees were called for active military duty in 2023. Approximately 10% of our employees in Israel have been called for military duty in connection with the conflict in the Middle East and in the event that more of our employees are called to active duty, certain of our research and development, product development and other activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East, such as the ongoing Hamas-Israel and Iran-Israel conflicts, could materially and adversely affect our business, operating results, financial condition and cash flows.
In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management. For example, we announced in April 2024 the retirement of our President and Chief Executive Officer, Patrick Harshman, and the appointment of Nimrod Ben-Natan, the current Senior Vice President and General Manager of our Broadband business, by our Board as Mr. Harshman’s successor, effective June 11, 2024. Any significant leadership change or senior management transition involves inherent risks and any failure to ensure timely and suitable replacements and smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any current or future changes of management personnel in the future will not cause disruption to operations or customer relationships or a decline in our operating results.
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
Cyber criminals and hackers may attempt to penetrate our network security, or the network security of third parties we work with, including our third-party vendors, service providers, manufacturers, solution providers, partners and consultants, misappropriate our proprietary information or cause business interruptions, or access or misappropriate other sensitive data. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we and relevant third parties have faced compromises to our network security, though no prior incidents we have identified to date have materially affected our business, results of operations or financial condition. Companies are facing additional attacks as workforces have become more distributed as a result of remote and hybrid working arrangements. Additionally, geopolitical events such as the conflicts in the Middle East and the Russia-Ukraine conflicts and heightened tension between Israel and Iran may increase the cybersecurity risks we and the third parties we work with face. Our business operations utilize and rely upon numerous third-party vendors, service providers, manufacturers, solution providers, partners and consultants, and any failure of such third parties’ cybersecurity measures could materially and adversely affect or disrupt our business. While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems, or the cybersecurity systems of relevant third parties, fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, ransomware and other malicious code, data protection breaches, computer viruses, denial-of-service attacks, or disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:
•our intellectual property and other proprietary data, or financial assets, could be stolen, lost, altered, or otherwise unavailable;
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
In addition, our systems, and the systems of third parties we work with, are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to the volatility and uncertainty in the banking and financial services sector, and the conflicts in the Middle East and the Russia-Ukraine conflicts and related macroeconomic conditions. We believe that our existing cash of approximately $84.3 million as of March 29, 2024 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. Further, volatility in equity capital markets may adversely affect market prices of our common stock. This may materially and adversely affect our ability to raise additional capital through public or private equity offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. Our current debt agreements and any debt financing that we secure in the future require or may require us to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and the interest on such debt may adversely affect our operating results. Further, historically high interest rates and tightening credit markets may reduce our access to debt financing, which may adversely affect our future business plans and expected growth and would increase the cost of long-term fixed rate and short-term variable rate borrowings, which could reduce our earnings.
If adequate capital is not available, or is not available on reasonable terms, when needed, we may not be able to take advantage of acquisitions or other market opportunities, to timely develop new products, or to otherwise respond to competitive pressures.

Our Credit Agreement imposes operating and financial restrictions on us.
On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement provides for a $120.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. The proceeds of the loans under the Term Facility must be used to repurchase, redeem, acquire or otherwise settle our 2024 Notes. We may borrow term loans in up to three drawings through September 1, 2024, on which date any undrawn commitments under the Term Facility expire. To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of April 18, 2024, we had $45.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of March 29, 2024, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including any amounts borrowed under our Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on our ability to borrow under the terms of the Credit Agreement, the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including any outstanding loans under the Credit Agreement.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Such additional indebtedness could have the effect of diminishing our ability to make payments on our debt when due. Our Credit Agreement permits us to incur certain additional indebtedness and grant certain liens on our assets, subject to limitations and requirements as set forth in the Credit Agreement, that could intensify the risks discussed above.
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
As of March 29, 2024, we had approximately $238.3 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. Such evaluations, may disrupt our business by causing distractions to management, shifts in strategy, decreased employee morale and productivity, and increased turnover. We have sold product lines in the past, and any prior or future divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.
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
In addition, the Organization for Economic Co-operation and Development (the “OECD”), the European Union, as well as a number of other countries and organizations have recently enacted new laws, and proposed or recommended changes to existing tax laws, that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. For example, the OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2, which Member States in the European Union have implemented into national legislation as of the end of 2023 and may be adopted by other jurisdictions. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.

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
As of March 29, 2024, we held 134 issued U.S. patents and 47 issued foreign patents, and had 43 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Our products are subject to U.S. export control laws and may be exported outside the United States only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to the United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”) requesting information about transactions involving Iran. The transactions were by the French company TVN, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. In February 2023, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. While OFAC did not assess any penalties, the Cautionary Letter does not preclude OFAC from taking future enforcement actions if additional information warrants renewed attention. Furthermore, OFAC may consider our regulatory history, including this subpoena, our disclosures and the Cautionary Letter, if we are involved in future enforcement cases for failure to comply with export control laws and regulations. If we are found to have violated U.S. export control laws as a result of future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws which could lead to penalties, reputational harm, loss of access to certain markets, or otherwise.
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
Changes in telco legislation and regulations in the United States and other countries could affect our sales and the revenue we are able to derive from our products. In particular, on December 14, 2017, the U.S. Federal Communications Commission (“FCC”) voted to repeal the “net neutrality” rules and return to a “light-touch” regulatory framework. The FCC’s new rules, which took effect in June 2018, granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules, which appeals are currently being reviewed by the D.C. Circuit Court of Appeals; thus, the future impact of the FCC's repeal and any changes thereto remains uncertain. Additionally, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018. Since the FCC repealed its nationwide regulations, seven states have also enacted a state-level net neutrality law and a number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. The repeal of the net neutrality rules or other regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.

We are also subject to laws and regulations to our collection and other processing of personal data of our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. Additionally, California has the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA amends and augments the CCPA including by expanding individuals’ rights and the obligations of businesses that handle personal data. Other legislation relating to these matters, in many cases general legislation similar to the CCPA, has been proposed or adopted in several other states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects and impact of these or other laws and regulations relating to privacy and data protection are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future. Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to privacy, data protection or information security could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries, investigations and other legal proceeds, legal claims, demands and litigation and other obligations and liabilities.
We depend significantly on our international revenue and are subject to the risks associated with international operations, including those of our resellers, contract manufacturers and outsourcing partners, which may negatively affect our operating results.
Revenue derived from customers outside of the United States represented approximately 33% of our revenue for both the three months ended March 29, 2024, and March 31, 2023. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a significant, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the conflict in the Middle East and the Russia-Ukraine conflicts and potential escalations and broader regional conflicts, and tensions between China and Taiwan and the United States;
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
•the burden of complying with a wide variety of foreign laws, regulations, treaties and technical standards;

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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, rising interest rates, volatile capital markets, uncertainty and volatility in the financial services sector, the conflict in the Middle East and the Russia-Ukraine conflicts and potential escalations and broader regional conflicts, and rising tensions between China and Taiwan and the United States;
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
In February 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $100 million of the outstanding shares of our common stock. The repurchase program expires in February 2025, and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in open market purchases and 10b5-1 trading plans, as permitted by securities laws and other legal requirements. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing or volume of our share repurchases. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 29, 2024, approximately $73.2 million of the share repurchase authorization remained available.
The following table summarizes the repurchase activity for the three months ended March 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
January 1, 2024 - January 26, 2024	n/a	n/a	n/a	n/a
January 27, 2024 - February 23, 2024	1,236,572	$13.04	1,236,572	$78.7
February 24, 2024 - March 29, 2024	421,336	$13.17	421,336	$73.2
Total	1,657,908		1,657,908

(1) Average price paid per share in the period includes commission.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 29, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index
10.1(i)*	Settlement Agreement by and between the Company and Ian Graham dated April 15, 2024.

10.2(ii)*	CEO Appointment Letter between Harmonic Video Networks Ltd. and Nimrod Ben-Natan, signed April 29, 2024.

10.3(ii)*	Change of Control Severance Agreement between the Company and Nimrod Ben-Natan, as amended and restated, effective June 11, 2024.

10.4(ii)*	Consulting Agreement between the Company and Patrick Harshman, signed April 29, 2024.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at March 29, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 29, 2024 and March 31, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 29, 2024 and March 31, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 29, 2024 and March 31, 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2024 and March 31, 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the company.
**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Harmonic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(i)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April, 18, 2024.
(ii)    Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April, 29, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Walter Jankovic
Walter Jankovic
Title: Chief Financial Officer
Date: May 2, 2024