Form 10-Q
period 2024-06-28
HARMONIC INC
filed 2024-08-02
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 28, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 29, 2024 was 116,326,955.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	June 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$45,850	$84,269
Restricted cash	2,827	—
Accounts receivable, net	119,999	141,531
Inventories	84,133	83,982
Prepaid expenses and other current assets	31,742	20,950
Total current assets	284,551	330,732
Property and equipment, net	29,603	36,683
Operating lease right-of-use assets	15,244	20,817
Goodwill	237,884	239,150
Deferred income taxes	112,906	104,707
Other non-current assets	33,508	36,117
Total assets	$713,696	$768,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt	$—	$114,880
Current portion of long-term debt	944	—
Current portion of other borrowings	8,348	4,918
Accounts payable	30,017	38,562
Deferred revenue	53,142	46,217
Operating lease liabilities	6,166	6,793
Other current liabilities	53,284	61,024
Total current liabilities	151,901	272,394
Long-term debt	113,805	—
Other long-term borrowings	5,245	10,495
Operating lease liabilities, non-current	16,594	18,965
Other non-current liabilities	33,343	29,478
Total liabilities	320,888	331,332
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 115,998 and 112,407 shares issued and outstanding at June 28, 2024 and December 31, 2023, respectively	116	112
Additional paid-in capital	2,416,152	2,405,043
Accumulated deficit	(2,013,333)	(1,962,575)
Accumulated other comprehensive loss	(10,127)	(5,706)
Total stockholders’ equity	392,808	436,874
Total liabilities and stockholders’ equity	$713,696	$768,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue:
Appliance and integration	$94,184	$111,127	$175,779	$225,921
SaaS and service	44,556	44,836	85,021	87,691
Total net revenue	138,740	155,963	260,800	313,612
Cost of revenue:
Appliance and integration	50,878	57,437	93,952	117,185
SaaS and service	14,405	13,586	30,310	27,433
Total cost of revenue	65,283	71,023	124,262	144,618
Total gross profit	73,457	84,940	136,538	168,994
Operating expenses:
Research and development	28,784	32,205	59,489	65,714
Selling, general and administrative	39,821	42,773	78,686	82,055
Lease-related asset impairment and other charges	9,000	—	9,000	—
Restructuring and related charges	11,482	—	14,519	83
Total operating expenses	89,087	74,978	161,694	147,852
Income (loss) from operations	(15,630)	9,962	(25,156)	21,142
Interest expense, net	(1,424)	(800)	(2,147)	(1,506)
Other income (expense), net	619	(136)	330	(429)
Income (loss) before income taxes	(16,435)	9,026	(26,973)	19,207
Provision for (benefit from) income taxes	(3,903)	7,471	(6,352)	12,559
Net income (loss)	$(12,532)	$1,555	$(20,621)	$6,648

Net income (loss) per share:
Basic	$(0.11)	$0.01	$(0.18)	$0.06
Diluted	$(0.11)	$0.01	$(0.18)	$0.06
Weighted average shares outstanding:
Basic	115,030	111,462	113,705	111,130
Diluted	115,030	119,255	113,705	118,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income (loss)	$(12,532)	$1,555	$(20,621)	$6,648
Foreign currency translation adjustments	(1,367)	667	(4,281)	2,626
Other comprehensive income (loss) before tax	(1,367)	667	(4,281)	2,626
Provision for (benefit from) income taxes	47	(25)	140	(97)
Other comprehensive income (loss), net of tax	(1,414)	692	(4,421)	2,723
Total comprehensive income (loss)	$(13,946)	$2,247	$(25,042)	$9,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended June 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 29, 2024	111,946	$112	$2,410,094	$(1,992,339)	$(8,713)	$409,154
Net loss	—	—	—	(12,532)	—	(12,532)
Other comprehensive loss, net of tax	—	—	—	—	(1,414)	(1,414)
Issuance of common stock under award and purchase plans, net	225	—	(839)	—	—	(839)
Repurchase of common stock	(751)	(1)	—	(8,372)	—	(8,373)
Excise tax on share repurchases	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	6,954	—	—	6,954
Issuance of common stock upon conversion of 2024 Notes	4,578	5	(57)	—	—	(52)
Balance at June 28, 2024	115,998	$116	$2,416,152	$(2,013,333)	$(10,127)	$392,808

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	111,332	$111	$2,384,806	$(2,041,476)	$(7,655)	$335,786
Net income	—	—	—	1,555	—	1,555
Other comprehensive income, net of tax	—	—	—	—	692	692
Issuance of common stock under stock option, award and purchase plans, net	252	1	(1,292)	—	—	(1,291)
Stock-based compensation	—	—	6,059	—	—	6,059
Balance at June 30, 2023	111,584	$112	$2,389,573	$(2,039,921)	$(6,963)	$342,801

	Six Months Ended June 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
Net loss	—	—	—	(20,621)	—	(20,621)
Other comprehensive loss, net of tax	—	—	—	—	(4,421)	(4,421)
Issuance of common stock under award and purchase plans, net	1,422	1	(2,711)	—	—	(2,710)
Repurchase of common stock	(2,409)	(2)	—	(30,047)	—	(30,049)
Excise tax on share repurchases	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	13,877	—	—	13,877
Issuance of common stock upon conversion of 2024 Notes	4,578	5	(57)	—	—	(52)
Balance at June 28, 2024	115,998	$116	$2,416,152	$(2,013,333)	$(10,127)	$392,808

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	6,648	—	6,648
Other comprehensive income, net of tax	—	—	—	—	2,723	2,723
Issuance of common stock under award and purchase plans, net	1,713	2	(4,561)	—	—	(4,559)
Stock-based compensation	—	—	13,483	—	—	13,483
Balance at June 30, 2023	111,584	$112	$2,389,573	$(2,039,921)	$(6,963)	$342,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income (loss)	$(20,621)	$6,648
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,311	6,089
Lease related asset impairment and other charges	9,000	—
Stock-based compensation	13,877	13,483
Foreign currency remeasurement	2,469	991
Deferred income taxes, net	(8,897)	1,321
Provision for excess and obsolete inventories	2,152	3,383
Other adjustments	354	1,292
Changes in operating assets and liabilities:
Accounts receivable, net	20,765	(10,392)
Inventories	(3,929)	6,894
Other assets	(6,761)	2,060
Accounts payable	(8,680)	(30,527)
Deferred revenues	6,179	1,223
Other liabilities	(7,553)	(12,717)
Net cash provided by (used in) operating activities	4,666	(10,252)
Cash flows from investing activities:
Purchases of property and equipment	(3,856)	(3,833)
Net cash used in investing activities	(3,856)	(3,833)
Cash flows from financing activities:
Proceeds from long-term debt	115,000	—
Repayment of convertible debt	(115,500)	—
Payments for debt issuance costs	(332)	—
Repurchase of common stock	(30,047)	—
Proceeds from other borrowings	—	3,829
Repayment of other borrowings	(1,334)	(4,721)
Proceeds from common stock issued to employees	3,542	3,084
Taxes paid related to net share settlement of equity awards	(6,252)	(7,643)
Net cash used in financing activities	(34,923)	(5,451)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,391)	981
Net decrease in cash and cash equivalents and restricted cash	(35,504)	(18,555)
Cash and cash equivalents and restricted cash at beginning of period	84,269	89,586
Cash and cash equivalents and restricted cash at end of period	$48,765	$71,031

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$45,850	$71,031
Restricted cash included in prepaid expenses and other current assets	2,827	—
Restricted cash included in other non-current assets	88	—
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$48,765	$71,031

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 28, 2024	June 30, 2023
Supplemental cash flow disclosure:
Net cash paid for income taxes	$11,407	$5,008
Cash paid for interest	$1,895	$1,015
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$282	$1,189
Supplemental schedule of non-cash financing activities:
Shares of common stock issued upon redemption of the 2024 Notes	4,578	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair statement of our financial information. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Operating results for interim periods are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2023 Form 10-K. There have been no significant changes to these policies during the six months ended June 28, 2024.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; this ASU allows for early adoption. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	June 28, 2024	December 31, 2023
Contract assets	$3,700	$4,772
Deferred revenue	$65,762	$59,705
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.
Revenue recognized during the three months ended June 28, 2024 and June 30, 2023, that was included within the deferred revenue balance at January 1, 2024 and January 1, 2023, was $10.3 million and $14.1 million, respectively. Revenue recognized during the six months ended June 28, 2024 and June 30, 2023, that was included within the deferred revenue balance at January 1, 2024 and January 1, 2023, was $26.6 million and $35.3 million, respectively.

Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of June 28, 2024 was $613.1 million, 52% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 10, “Segment Information” for disaggregated revenue information.
NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating lease cost	$1,759	$1,761	$3,488	$3,525
Variable lease cost	416	425	807	850
Total lease cost	$2,175	$2,186	$4,295	$4,375
Supplemental information related to leases are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cash paid for operating lease liabilities	$1,773	$1,778	$3,568	$3,606
In the second quarter of fiscal 2024, we reviewed the right-of-use lease assets and other fixed assets associated with our San Jose headquarters and our facilities in the United Kingdom (“UK”) for potential impairment due to an intended change in the use of these spaces. Following our analysis, we recorded total lease-related impairment and other charges of $9.0 million which primarily consisted of right-of-use asset impairment charges of $2.9 million, related leasehold improvement impairment charges of $4.2 million, and fair value of other unrecoverable facility costs of $1.9 million.
For asset groups where impairment was triggered, the Company utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows.
NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	June 28, 2024	December 31, 2023
Accounts receivable	$124,069	$144,731
Less: allowances for expected credit losses and sales returns	(4,070)	(3,200)
Total	$119,999	$141,531

Inventories, net:	As of
(in thousands)	June 28, 2024	December 31, 2023
Finished goods	$41,456	$43,987
Raw materials	30,487	27,806
Work-in-process	4,286	5,056
Service-related spares	7,904	7,133
Total	$84,133	$83,982

Prepaid expenses and other current assets:	As of
(in thousands)	June 28, 2024	December 31, 2023
Prepaid expenses	$9,592	$3,789
Contract assets	3,700	4,772
Other current assets	18,450	12,389
Total	$31,742	$20,950

Property and equipment, net:	As of
(in thousands)	June 28, 2024	December 31, 2023
Machinery and equipment	$75,300	$74,659
Capitalized software	26,992	27,129
Leasehold improvements	36,797	40,931
Furniture and fixtures	2,561	2,547
Construction-in-progress	2,349	1,789
Property and equipment, gross	143,999	147,055
Less: accumulated depreciation and amortization	(114,396)	(110,372)
Total	$29,603	$36,683
During the second quarter of fiscal 2024, we recorded an impairment charge of $4.2 million related to our leasehold improvements. Refer to Note 4, “Leases” for more details.

Other current liabilities:	As of
(in thousands)	June 28, 2024	December 31, 2023
Accrued employee compensation and related expenses	$22,225	$22,779
Other	31,059	38,245
Total	$53,284	$61,024

NOTE 6: DEBT
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
The 2024 Notes were initially convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 115.5001 shares of the Company’s common stock per $1,000 principal amount of the 2024 Notes (which is equivalent to an initial conversion price of approximately $8.66 per share). Pursuant to the supplemental indenture entered into by the Company and the trustee during the fourth quarter of the fiscal year ended December 31, 2021, the Company made an irrevocable election to settle the principal amounts of the 2024 Notes solely with cash and would pay or deliver, as the case may be, any conversion value greater than the principal amount in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The 2024 Notes are recorded at face value less unamortized debt issuance costs. Amortization costs are reported as a component of interest expenses and are computed using the effective interest method.
On April 18, 2024, the Company settled the conversion of the entire $115.5 million in aggregate principal amount of the 2024 Notes. In accordance with the provisions of the 2024 Notes Indenture, the Company settled such conversions of the 2024 Notes by paying and delivering, as applicable, a combination of $115.5 million in cash and 4.6 million shares of the Company’s common stock.
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Contractual interest expense	$334	$578	$912	$1,156
Amortization of debt issuance costs	53	224	282	447
Total interest expense recognized	$387	$802	$1,194	$1,603
Revolving and Term Facilities
In December 2023, the Company entered into a five-year Credit Agreement (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent for the lenders. The Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $120.0 million (“the Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Revolving Facility and the Term Facility both mature on December 21, 2028. The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. The proceeds of the loans under the Term Facility must be used to repurchase, redeem, acquire or otherwise settle the 2024 Notes. The Credit Agreement also includes an uncommitted accordion feature whereby the Company may increase the Revolving Facility by an aggregate amount not to exceed $100 million, subject to certain conditions, including lender consent.
Loans under the Revolving and Term Facilities bear interest, at a floating rate per annum equal to an adjusted Term Secured Overnight Financing Rate (“SOFR”) rate (based on one-, three- or six-month interest periods), plus a SOFR premium fee of 0.1% and an applicable margin of between 2.00% to 2.75% (“Adjusted Term SOFR Loans”), determined based on the Company’s consolidated net leverage ratio. Unused commitments under the Revolving Facility are subject to a quarterly fee ranging from 0.25% to 0.35%, determined based on the Company’s consolidated net leverage ratio.
The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of June 28, 2024, the Company was in compliance with the covenant under the Credit Agreement.
As of June 28, 2024, the Company had borrowings of $75.0 million and $40.0 million under the Revolving Facility and the Term Facility, respectively.

Beginning December 31, 2024, the principal amount of the term loans shall be repaid in quarterly installments equal to 1.25% of the principal amount of such Term Loans outstanding as of September 1, 2024, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of June 28, 2024, $1.0 million of such installment payments were due in twelve months and therefore classified as current portion of long-term debt on the condensed consolidated balance sheet. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.
NOTE 7: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of revenue	$273	$439	$796	$1,289
Research and development expense	1,523	1,731	3,478	3,830
Selling, general and administrative expense	5,158	3,889	9,603	8,364
Total	$6,954	$6,059	$13,877	$13,483
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2023	3,242	$12.42
Granted	2,046	13.12
Vested	(1,577)	11.91
Forfeited	(732)	14.08
Balance at June 28, 2024	2,979	$12.77
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (“ESPP”) and current active stock plans adopted in 1995 and 2002 (“1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 12, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2023 Form 10-K for details pertaining to each plan.
At the Company’s 2024 annual meeting, the Company’s stockholders approved amendments to the 1995 Stock Plan and the 2002 ESPP, increasing the number of shares of common stock reserved for issuance by 5,000,000 shares and 400,000 shares, respectively. As of June 28, 2024, an aggregate of 7,009,404 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 3,691,826 shares remained available for future grants. As of June 28, 2024, an aggregate of 588,191 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 387,581 shares remained available for future grants.
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
During the six months ended June 28, 2024, the company repurchased and retired approximately 2.4 million shares of the Company’s common stock for an aggregate amount of $30.0 million. As of June 28, 2024, approximately $64.8 million of the share repurchase authorization remained available for repurchases under this program.

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
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 28, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$19,342	$—	$—	$19,342	$23,683	$—	$—	$23,683
The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	June 28, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2024 Notes	$—	$—	$—	$—	$114,880	$—	$177,405	$—
Long-term debt	$114,749	$—	$114,749	$—	$—	$—	$—	$—
Current portion of other borrowings	$8,348	$—	$8,348	$—	$4,918	$—	$4,918	$—
Other long-term borrowings	$5,245	$—	$5,245	$—	$10,495	$—	$10,495	$—

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
As noted in Note 6, “Debt,” the principal amount of the 2024 Notes was settled in cash while the conversion spread value was settled in shares.
The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net income (loss)	$(12,532)	$1,555	$(20,621)	$6,648
Denominator:
Weighted average number of shares outstanding:
Basic	115,030	111,462	113,705	111,130
2024 Notes	—	6,144	—	5,554
Restricted stock units	—	1,573	—	1,786
Stock purchase rights under the ESPP	—	76	—	38
Diluted	115,030	119,255	113,705	118,508
Net income (loss) per share:
Basic	$(0.11)	$0.01	$(0.18)	$0.06
Diluted	$(0.11)	$0.01	$(0.18)	$0.06
The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
2024 Notes	1,157	—	2,722	—
Restricted stock units	2,794	37	2,996	55
Stock purchase rights under the ESPP	306	—	311	150
Total	4,257	37	6,029	205

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
The following table provides summary financial information by reportable segment:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Broadband
Revenue	$92,937	$97,096	$171,834	$197,447
Operating income	13,781	18,066	22,375	38,179
Video
Revenue	$45,803	$58,867	$88,966	$116,165
Operating income (loss)	(1,569)	90	(8,920)	(1,336)
Total
Revenue	$138,740	$155,963	$260,800	$313,612
Operating income	12,212	18,156	13,455	36,843
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Total consolidated segment operating income	$12,212	$18,156	$13,455	$36,843
Stock-based compensation (1)	(6,954)	(6,059)	(13,877)	(13,483)
Restructuring and related charges (1)	(11,482)	—	(14,979)	(83)
Lease-related asset impairment and other charges (1)	(9,000)	—	(9,000)	—
Unallocated corporate expenses (1)	(406)	(2,135)	(755)	(2,135)
Consolidated income (loss) from operations	(15,630)	9,962	(25,156)	21,142
Non-operating expense, net	(805)	(936)	(1,817)	(1,935)
Income (loss) before income taxes	$(16,435)	$9,026	$(26,973)	$19,207
(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges, lease-related asset impairment and other non-recurring expenses to the operating income (loss) for each segment because management does not include this information in the measurement of the performance of the operating segments.

Disaggregation of Revenues
The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Product sales	$87,441	$99,594	$161,357	$207,418
Professional services	6,743	11,533	14,422	18,503
Total Appliance and integration	94,184	111,127	175,779	225,921
SaaS	14,023	13,584	26,887	25,167
Support services	30,533	31,252	58,134	62,524
Total SaaS and services	44,556	44,836	85,021	87,691
Total revenue	$138,740	$155,963	$260,800	$313,612
The following table provides a summary of total revenues by geographic region:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
United States (1)	$100,829	$101,908	$182,821	$207,649
Other countries (1)	37,911	54,055	77,979	105,963
Total revenue	$138,740	$155,963	$260,800	$313,612
(1)  Revenue is attributed to countries based on the location of the customer.
No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three and six months ended June 28, 2024 and June 30, 2023, respectively.
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
During the first quarter of 2024, management initiated restructuring plans to further improve the Video business efficiencies in order to drive long-term growth and profitability. The total restructuring cost associated with these 2024 restructuring activities is currently estimated to be $15.4 million and will primarily be recorded to the restructuring expense line item within our condensed consolidated statements of operations. We recorded $11.5 million of restructuring expense in the second quarter of fiscal 2024 and we expect to incur substantially all of the remaining restructuring expense through the end of fiscal 2024.
The following table summarizes the activities related to the Company’s restructuring plans accrual:

(in thousands)	Severance and Benefits
Balance at December 31, 2023	$313
Charges for current period	14,979
Cash payments	(6,389)
Other adjustments (1)	1,235
Balance at June 28, 2024	$10,138
Included in other current liabilities	$4,263
Included in other non-current liabilities	5,875
Balance at June 28, 2024	$10,138
(1) Other adjustments include $1.6 million transfer from pension liabilities and $(0.4) million foreign exchange impact.

NOTE 12: COMMITMENTS AND CONTINGENCIES
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
•macroeconomic conditions, including inflation, changes in interest rates, volatility and uncertainty in the banking and financial services sector, supply chain disruptions, and volatile capital markets and foreign currency fluctuations, particularly in certain geographies;
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
We conduct business in three geographic regions—the Americas, EMEA and APAC—and operate in two segments, Broadband and Video. Our Broadband business sells broadband access solutions and related services, including our cOS™ software-based broadband access solutions, to broadband operators globally. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions.
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and impact of factors such as the conflict in the Middle East and Russia-Ukraine conflicts, inflation, changes in interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customer end-market conditions; customers suspending or reducing spending in anticipation of new products or new standards; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
More recently, the United States has experienced high levels of inflation, which has resulted, and may continue to result, in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced customer spending and volatility in financial markets. The Federal Reserve has raised, and may continue to raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to macroeconomic conditions, adverse business conditions and liquidity concerns, or bank failures or instability in the financial services sector, geopolitical disruptions and concerns over inflation risk.

Our Broadband strategy is focused on continuing to develop and deliver software-based broadband access technologies, which we refer to as our cOS solutions, to our broadband operator customers. We believe our cOS software-based broadband access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our cOS solutions, which can be deployed based on a centralized, DAA or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or FTTH data, video and voice services. We believe our cOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us become a major player in the broadband access market. In the meantime, we believe our Broadband segment will continue to gain momentum in the marketplace as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures. We continue to make progress in the development of our cOS solutions and in the growth of our Broadband business, with expanded commercial deployments, lab and field trials, and customer engagements.
We believe a material and growing portion of the opportunities for our Video business are linked to the industry and our customers (i) continuing to adopt streaming technologies to capture, process and deliver video content to consumers and, increasingly, utilizing public cloud solutions like our VOS SaaS platform to do so; (ii) transforming existing broadcast infrastructure workflows into more flexible, efficient and cost-effective operations running in public clouds; and (iii) for those customers maintaining on-premise video delivery infrastructure, continuing to upgrade and replace aging equipment with next-generation software-based appliances that significantly reduce operational complexity. Our Video business strategy is focused on continuing to develop and deliver products, solutions and services to enable and support these trends. In recent quarters, we have seen a slow-down in capital spending by some of our Video business customers, which has caused delays for some of our appliance-based projects. While market activity leads us to believe these near-term headwinds for our Video business may be receding, the capital spending slow-down may persist longer than expected.
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
Our critical accounting estimates are disclosed in our 2023 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these estimates during the three months ended June 28, 2024.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Appliance and integration	$94,184	$111,127	$(16,943)	(15)%	$175,779	$225,921	$(50,142)	(22)%
as % of total net revenue	68%	71%			67%	72%
SaaS and service	44,556	44,836	(280)	(1)%	85,021	87,691	(2,670)	(3)%
as % of total net revenue	32%	29%			33%	28%
Total net revenue	$138,740	$155,963	$(17,223)	(11)%	$260,800	$313,612	$(52,812)	(17)%
Appliance and integration net revenue decreased by $16.9 million during the three months ended June 28, 2024, compared to the corresponding period in 2023, primarily due to a decrease of $12.2 million in our Video segment revenue and a decrease of $4.8 million in our Broadband segment revenue.

Appliance and integration net revenue decreased by $50.1 million during the six months ended June 28, 2024, compared to the corresponding period in 2023, primarily due to a decrease of $25.1 million in our Video segment revenue and a decrease of $25.0 million in our Broadband segment revenue. The decrease in our Video segment revenue in the fiscal 2024 periods presented, relative to corresponding prior fiscal year periods, was primarily attributed to lower sales across most regions due to order and project delays by our customers. The decrease in our Broadband segment revenue in the fiscal 2024 periods presented, relative to the corresponding prior fiscal year periods, was primarily attributed to a customer adjusting its shipment schedule to later periods in the current fiscal year due to a technology transition that will ramp throughout 2024.
Total SaaS and service net revenue decreased by $0.3 million during the three months ended June 28, 2024, compared to the corresponding period in 2023, primarily due to a decrease of $0.6 million in support services mainly driven by lower contract renewals in Video segment, partially offset by an $0.4 million increase in SaaS revenue, mainly due to the acquisition of new customers.
Total SaaS and service net revenue decreased by $2.7 million during the six months ended June 28, 2024, compared to the corresponding period in 2023, primarily due to a decrease of $4.4 million in support services mainly driven by lower contract renewals in the Video segment, partially offset by an increase in SaaS revenue of $1.7 million, mainly due to the acquisition of new customers.
Gross Profit

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Gross profit	$73,457	$84,940	$(11,483)	(14)%	$136,538	$168,994	$(32,456)	(19)%
as % of total net revenue (“gross margin”)	52.9%	53.5%			52.4%	53.9%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin decreased by 60 basis points and 150 basis points in the three and six months ended June 28, 2024, respectively, compared to the corresponding periods in 2023, primarily from margin contraction in our Broadband segment, mainly due to unfavorable product mix. This decrease was partially offset by margin expansion in our Video segment, mainly due to an increase in SaaS and services as a percentage of segment revenue.
Research and Development Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Research and development	$28,784	$32,205	$(3,421)	(11)%	$59,489	$65,714	$(6,225)	(9)%
as % of total net revenue	21%	21%			23%	21%
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
Research and development expenses decreased by $3.4 million and $6.2 million in the three and six months ended June 28, 2024, respectively, compared to the corresponding periods in 2023. The primary reasons for these decreases include headcount reductions related to restructuring activities, which resulted in $1.3 million and $1.5 million decreases in the Video business for the three and six-month periods, respectively. Additionally, there were $2.1 million and $4.3 million decreases in the Broadband business for the three and six-month periods, respectively, due to resources being redeployed to support certain customer projects.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Selling, general and administrative	$39,821	$42,773	$(2,952)	(7)%	$78,686	$82,055	$(3,369)	(4)%
as % of total net revenue	29%	27%			30%	26%
Selling, general and administrative expenses decreased by $3.0 million in the three months ended June 28, 2024, compared to the corresponding period in 2023, primarily due to a reduction in spending resulting from headcount reductions related to restructuring activities in the Video business.
Selling, general and administrative expenses decreased by $3.4 million in the six months ended June 28, 2024, compared to the corresponding period in 2023, primarily due to lower spending of $2.0 million resulting from headcount reductions related to restructuring activities in the Video business and a decrease of $1.4 million in non-recurring advisory fees incurred for the strategic review of the Video business. These decreases were partially offset by higher stock-based compensation primarily related to the acceleration of expenses for the awards granted to our former CEO.
Lease Related Impairment and Other Charges

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Impairment charges	$9,000	$—	$9,000	*	$9,000	$—	$9,000	*
*Not meaningful
In the second quarter of fiscal 2024, we reviewed the right-of-use lease assets and other fixed assets associated with our San Jose headquarters and our facilities in the UK for potential impairment due to an intended change in the use of these spaces. Following our analysis, we recorded total lease-related impairment and other charges of $9.0 million which primarily consisted of right-of-use asset impairment charges of $2.9 million, related leasehold improvement impairment charges of $4.2 million, and the fair value of other unrecoverable facility costs of $1.9 million. Refer to Note 4, “Leases”, of the Notes to our condensed consolidated financial statements for additional information.
Restructuring and Related Charges
We have implemented several restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing appropriate expense control programs. We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are primarily included in “Operating expenses-restructuring and related charges” in the condensed consolidated statement of operations. Refer to Note 11, “Restructuring and Related Charges”, of the Notes to our condensed consolidated financial statements for additional information regarding our restructuring activities.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Total restructuring and related charges	$11,482	$—	$11,482	*	$14,979	$83	$14,896	*
*Not meaningful
Restructuring and related charges increased in the three and six months ended June 28, 2024, compared to the corresponding periods in 2023, primarily driven by higher severance and employee benefit costs recorded in 2024, in connection with the 2024 restructuring activities. Refer to Note 11, “Restructuring and Related Charges”, of the Notes to our condensed consolidated financial statements for additional information.

Interest Expense, Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Interest expense, net	$(1,424)	$(800)	$(624)	78%	$(2,147)	$(1,506)	$(641)	43%
Interest expense, net in the three and six months ended June 28, 2024 increased by $0.6 million, compared to the corresponding periods in 2023, primarily due to higher interest rates for the borrowings under the Credit Agreement compared to the interest rate for the 2024 Notes. Refer to Note 6, “ Debt”, of the Notes to our condensed consolidated financial statements for additional information regarding the interest rates applicable to our outstanding loans.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Other income (expense), net	$619	$(136)	$755	(555)%	$330	$(429)	$759	(177)%
Other income (expense), net in the three and six months ended June 28, 2024 increased by $0.8 million compared to the corresponding periods in 2023, primarily due to the fluctuation of foreign exchange gains and losses.
Income Taxes

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Provision for (benefit from) income taxes	$(3,903)	$7,471	$(11,374)	(152)%	$(6,352)	$12,559	$(18,911)	(151)%
The changes in provision for (benefit from) income taxes during the three and six months ended June 28, 2024, compared to the corresponding periods in 2023, were primarily due to the year-to-date pre-tax losses in the current fiscal year, which resulted in a tax benefit since there is no longer a full valuation allowance in the United States. The Company is forecasting pre-tax book income for the year, and anticipates recording tax expense during the remainder of 2024. The mandatory capitalization and amortization of research and development expenses in the United States were required starting January 1, 2022, by the Tax Cuts and Jobs Act, which resulted in income tax expense in the United States in the prior period due to the full valuation allowance in the United States at that time.

Segment Financial Results
Below is a table of our segment financial results.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Change		June 28, 2024	June 30, 2023	Change
Broadband
Revenue	$92,937	$97,096	$(4,159)	(4)%	$171,834	$197,447	$(25,613)	(13)%
as % of total revenue	67%	62%	5%		66%	63%	3%
Operating income (1)	13,781	18,066	(4,285)	(24)%	22,375	38,179	(15,804)	(41)%
Operating margin % (1)	15%	19%	(4)%		13%	19%	(6)%
Video
Revenue	$45,803	$58,867	$(13,064)	(22)%	$88,966	$116,165	$(27,199)	(23)%
as % of total revenue	33%	38%	(5)%		34%	37%	(3)%
Operating income (1)	(1,569)	90	(1,659)	(1,843)%	(8,920)	(1,336)	(7,584)	568%
Operating margin % (1)	(3)%	—%	(3)%		(10)%	(1)%	(9)%
Total
Revenue	$138,740	$155,963	$(17,223)	(11)%	$260,800	$313,612	$(52,812)	(17)%
Broadband
Our Broadband segment revenue decreased by $4.2 million and $25.6 million, respectively, during the three and six months ended June 28, 2024, compared to the corresponding periods in 2023. The decreases were primarily attributed to lower appliance and integration revenue, primarily driven by a customer adjusting its shipment schedule to later periods in 2024 due to a technology transition that will ramp throughout 2024. Our Broadband segment operating margin decreased during the three and six months ended June 28, 2024, compared to the corresponding periods in 2023, primarily due to the decrease in revenue.
Video
Our Video segment revenue decreased by $13.1 million for the three months ended June 28, 2024, compared to the corresponding period in 2023, primarily due to a $12.2 million decrease in product sales across all regions, mainly driven by order and project delays by our customers, and a $1.3 million decrease in support services, mainly due to lower customer contract renewals, partially offset by a $0.4 million increase in SaaS revenue, mainly driven by the acquisition of new customers.
Our Video segment revenue decreased by $27.2 million for the six months ended June 28, 2024, compared to the corresponding period in 2023, primarily due to a $25.1 million decrease in product sales across most regions, mainly driven by order and project delays by our customers, and a $3.8 million decrease in support services, mainly due to lower customer contract renewals, partially offset by a $1.7 million increase in SaaS revenue, mainly driven by the acquisition of new customers.
Video segment operating margin decreased during the three and six months ended June 28, 2024, compared to the corresponding periods in 2023, primarily due to the decrease in revenue.

Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 28, 2024, as well as in the long-term.
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
As of June 28, 2024, we had outstanding $128.3 million in aggregate principal amount of indebtedness, consisting of our $75.0 million Revolving Facility and our $40.0 million Term Facility loan under our Credit Agreement, and other debts, of which $9.3 million is scheduled to become due in the 12-month period following June 28, 2024. As of June 28, 2024, our total minimum lease payments are $26.9 million, of which $3.5 million is due before December 31, 2024, and $6.4 million is due within 12 months.
In February 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of June 28, 2024, approximately $64.8 million of the share repurchase authorization remained available for repurchases under this program.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of June 28, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $45.9 million, net accounts receivable of $120.0 million, $30.0 million from our Master Receivables Purchase Agreement (described below), $45.0 million remaining available under the Revolving Facility of our Credit Agreement, and financing from French government agencies.
In September 2023, we entered into a Master Receivables Purchase Agreement with JPMorgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. As of June 28, 2024, there were no receivables sold under this agreement.
Our cash and cash equivalents of $45.9 million as of June 28, 2024 consisted of bank deposits held throughout the world and money market funds, of which $26.6 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Summary of Cash Flows
The table below sets forth selected cash flow data:

	Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023
Net cash provided by (used in):
Operating activities	$4,666	$(10,252)
Investing activities	(3,856)	(3,833)
Financing activities	(34,923)	(5,451)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,391)	981
Net decrease in cash and cash equivalents	$(35,504)	$(18,555)
Operating Activities
Net cash provided by operating activities increased by $14.9 million during the first six months of fiscal 2024, compared to the corresponding period in fiscal 2023, primarily due to a decrease in cash used in our working capital, partially offset by a net loss in the first six months of fiscal 2024, compared to a net income in the first six months of fiscal 2023.
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
Investing Activities
Net cash used in investing remained flat during the first six months of fiscal 2024, compared to the corresponding period in 2023. Our investing activities were primarily attributed to purchases of property and equipment for both periods.
Financing Activities
Net cash used in financing activities increased by $29.5 million during the first six months of fiscal 2024, compared to the corresponding period in 2023, primarily due to the $115.5 million repayment of the 2024 Notes and the $30.0 million of stock repurchases in the first six months of fiscal 2024, partially offset by the proceeds of $75 million in loans under the Revolving Facility and $40 million in loans under the Term Facility.
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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended June 28, 2024 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Such assertions arise in the normal course of our operations. The resolution of any such assertions and claims cannot be predicted with certainty. Refer to Note 12 of the Notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for details on legal proceedings.

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
•Our future growth depends on a number of broadband and video industry trends;
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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, and streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including inflation, changing interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, uncertainty and volatility in the financial services sector and the impact of the conflicts in the Middle East and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies;
•access to financing;
•annual budget cycles of customers in each of the industries we serve;

•the impact of industry consolidation;
•customers suspending, reducing or shifting spending due to: (i) new broadband or video industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions, and (iii) new products and solutions, such as products and services based on our cOS (formerly CableOS) software-based broadband access solutions or VOS software platform;
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the three and six months ended June 28, 2024 accounted for approximately 68% and 67%, respectively, of our net revenue, compared to 68% and 67%, respectively, for the corresponding periods in 2023. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During the three months ended June 28, 2024, Comcast accounted for approximately 48% of our net revenue. During the six months ended June 28, 2024, Comcast and Charter Communications accounted for approximately 39% and 13%, respectively, of our net revenue. For the three months and six months ended June 30, 2023, Comcast accounted for 47% of our net revenue in both periods. Further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If Comcast or other significant Broadband customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
In addition, in most quarters, we are involved in one or more relatively large individual transactions with respect to our Broadband and/or Video business. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect the operating results for that quarter for the applicable business unit or the Company as a whole.
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
All of the markets we address are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must continually design, develop, manufacture and sell new or enhanced products and solutions that provide increasingly higher levels of performance and reliability and meet our customers’ changing needs. However, we may not be successful in those efforts if, among other things, our products and solutions:
•are not cost effective;
•are not brought to market in a timely manner;
•are not in accordance with evolving industry standards;
•fail to meet market acceptance or customer requirements; or
•are ahead of the needs of their markets.
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

Our competitors in our Broadband business include a number of suppliers of networking and communications equipment and solutions to broadband service providers. Our competitors in our Video appliance business are primarily comprised of providers of video delivery and video processing and compression products and solutions, broadcast equipment and solutions providers, and certain network infrastructure providers. Our competitors in our Video SaaS business include companies that offer video delivery and processing SaaS solutions to SaaS video streaming platform providers, and certain public cloud service providers.
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
Our future growth depends on a number of broadband and video industry trends.
Technology, industry and regulatory trends and requirements may affect the growth of our business. These trends and requirements include the following:
•more consumers with more connected devices and applications;
•convergence, whereby network operators bundle video, voice and data services to consumers, including mobile delivery options;
•continued strong consumer demand for bandwidth-intensive video-on-demand and streaming video services, and interactive cloud applications;
•the pace of adoption and deployment of high-bandwidth technology, such as DOCSIS 3.x, DOCSIS 4.0, next generation LTE and FTTP, along with virtualized broadband access solutions and distributed multiple access architectures;
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
•the need to develop partnerships with other companies involved in broadband services and video infrastructure workflow;
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
As of June 28, 2024, we had 926 employees in our international operations, representing approximately 73% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of June 28, 2024, we maintained facilities in Israel with a total of 249 employees, or approximately 20% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Broadband and Video business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

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
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management. For example, Nimrod Ben-Natan, the former Senior Vice President and General Manager of our Broadband business, succeeded Patrick Harshman as President and Chief Executive Officer of the Company on June 11, 2024. Any significant leadership change or senior management transition involves inherent risks and any failure to ensure timely and suitable replacements and smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any current or future changes of management personnel in the future will not cause disruption to operations or customer relationships or a decline in our operating results.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to the volatility and uncertainty in the banking and financial services sector, and the conflicts in the Middle East and the Russia-Ukraine conflicts and related macroeconomic conditions. We believe that our existing cash of approximately $45.9 million as of June 28, 2024 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. Further, volatility in equity capital markets may adversely affect market prices of our common stock. This may materially and adversely affect our ability to raise additional capital through public or private equity offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. Our current debt agreements require, and any debt financing that we secure in the future, may require us to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and our interest obligations with respect to such debt may adversely affect our operating results. Further, historically high interest rates and tightening credit markets may reduce our access to debt financing, which may adversely affect our future business plans and expected growth and would increase the cost of long-term fixed rate and short-term variable rate borrowings, which could reduce our earnings.
If adequate capital is not available, or is not available on reasonable terms, when needed, we may not be able to take advantage of acquisitions or other market opportunities, to timely develop new products, or to otherwise respond to competitive pressures.

Our Credit Agreement imposes operating and financial restrictions on us.
On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement provides for a $120.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of June 28, 2024, we had $45.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of June 28, 2024, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.
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
As of June 28, 2024, we had approximately $237.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. Such evaluations, may disrupt our business by causing distractions to management, shifts in strategy, decreased employee morale and productivity, and increased turnover. We have considered selling and sold product lines in the past, and any prior or future divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.
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
Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if our relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our effective income tax rate will remain consistent.
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
In addition, the Organization for Economic Co-operation and Development (the “OECD”), the European Union, as well as a number of other countries and organizations have recently enacted new laws, and proposed or recommended changes to existing tax laws, that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. For example, the OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2, which Member States in the European Union have implemented into national legislation as of the end of 2023 and has been adopted by certain other jurisdictions. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.

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
As of June 28, 2024, we held 133 issued U.S. patents and 47 issued foreign patents, and had 44 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue derived from customers outside of the United States represented approximately 30% and 34% of our revenue for the six months ended June 28, 2024, and June 30, 2023, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a significant, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, interest rates, volatile capital markets, uncertainty and volatility in the financial services sector, the conflict in the Middle East and the Russia-Ukraine conflicts and potential escalations and broader regional conflicts, and rising tensions between China and Taiwan and the United States;
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
Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our 2002 ESPP, and in connection with grants of restricted stock units on an ongoing basis. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 28, 2024, approximately $64.8 million of the share repurchase authorization remained available.
The following table summarizes the repurchase activity for the three months ended June 28, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
March 30, 2024 - April 26, 2024	751,300	$11.14	751,300	$65
April 27, 2024 - May 24, 2024	0	n/a	0	$65
May 25, 2024 - June 28, 2024	0	n/a	0	$65
Total	751,300		751,300
(1) Average price paid per share in the period includes commission.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 28, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1 (i)*	Settlement Agreement by and between the Company and Ian Graham, dated April 15, 2024

10.2(ii)*	CEO Appointment Letter between Harmonic Video Networks, Ltd. and Nimrod Ben-Natan, signed April 29, 2024

10.3(ii)*	Change of Control Severance Agreement between the Company and Nimrod Ben-Natan, as amended and restated, effective June 11, 2024

10.4(ii)*	Consulting Agreement between the Company and Patrick Harshman, signed April 29, 2024

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at June 28, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2024 and June 30, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 28, 2024 and June 30, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 28, 2024 and June 30, 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2024 and June 30, 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: August 2, 2024