Form 10-Q
period 2024-09-27
HARMONIC INC
filed 2024-11-01
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 27, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 28, 2024 was 116,528,212.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	September 27, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$58,174	$84,269
Restricted cash	327	—
Accounts receivable, net	173,730	141,531
Inventories	73,864	83,982
Prepaid expenses and other current assets	30,273	20,950
Total current assets	336,368	330,732
Property and equipment, net	28,396	36,683
Operating lease right-of-use assets	13,471	20,817
Goodwill	239,597	239,150
Deferred income taxes	107,380	104,707
Other non-current assets	34,649	36,117
Total assets	$759,861	$768,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt	$—	$114,880
Current portion of long-term debt	1,944	—
Current portion of other borrowings	5,285	4,918
Accounts payable	42,480	38,562
Deferred revenue	50,891	46,217
Operating lease liabilities	5,971	6,793
Other current liabilities	55,091	61,024
Total current liabilities	161,662	272,394
Long-term debt	112,819	—
Other long-term borrowings	9,458	10,495
Operating lease liabilities, non-current	15,647	18,965
Other non-current liabilities	31,338	29,478
Total liabilities	330,924	331,332
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 116,511 and 112,407 shares issued and outstanding at September 27, 2024 and December 31, 2023, respectively	117	112
Additional paid-in capital	2,424,322	2,405,043
Accumulated deficit	(1,991,615)	(1,962,575)
Accumulated other comprehensive loss	(3,887)	(5,706)
Total stockholders’ equity	428,937	436,874
Total liabilities and stockholders’ equity	$759,861	$768,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Revenue:
Appliance and integration	$153,685	$84,760	$329,464	$310,681
SaaS and service	42,071	42,443	127,092	130,134
Total net revenue	195,756	127,203	456,556	440,815
Cost of revenue:
Appliance and integration	77,683	48,992	171,635	166,177
SaaS and service	13,341	16,527	43,651	43,960
Total cost of revenue	91,024	65,519	215,286	210,137
Total gross profit	104,732	61,684	241,270	230,678
Operating expenses:
Research and development	30,073	30,316	89,562	96,030
Selling, general and administrative	35,851	39,245	114,537	121,300
Asset impairment and related charges	3,103	—	12,103	—
Restructuring and related charges	281	726	14,800	809
Total operating expenses	69,308	70,287	231,002	218,139
Income (loss) from operations	35,424	(8,603)	10,268	12,539
Interest expense, net	(2,686)	(619)	(4,833)	(2,125)
Other income (expense), net	(3,932)	343	(3,602)	(86)
Income (loss) before income taxes	28,806	(8,879)	1,833	10,328
Provision for (benefit from) income taxes	7,088	(2,384)	736	10,175
Net income (loss)	$21,718	$(6,495)	$1,097	$153

Net income (loss) per share:
Basic	$0.19	$(0.06)	$0.01	$—
Diluted	$0.19	$(0.06)	$0.01	$—
Weighted average shares outstanding:
Basic	116,403	112,031	114,594	111,431
Diluted	117,358	112,031	117,385	117,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income (loss)	$21,718	$(6,495)	$1,097	$153
Foreign currency translation adjustments	6,058	(5,052)	1,777	(2,426)
Other comprehensive income (loss) before tax	6,058	(5,052)	1,777	(2,426)
Provision for (benefit from) income taxes	(182)	163	(42)	66
Other comprehensive income (loss), net of tax	6,240	(5,215)	1,819	(2,492)
Total comprehensive income (loss)	$27,958	$(11,710)	$2,916	$(2,339)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended September 27, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 28, 2024	115,998	$116	$2,416,152	$(2,013,333)	$(10,127)	$392,808
Net income	—	—	—	21,718	—	21,718
Other comprehensive income, net of tax	—	—	—	—	6,240	6,240
Issuance of common stock under award and purchase plans, net	513	1	2,460	—	—	2,461
Stock-based compensation	—	—	5,710	—	—	5,710
Balance at September 27, 2024	116,511	$117	$2,424,322	$(1,991,615)	$(3,887)	$428,937

	Three Months Ended September 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	111,584	$112	$2,389,573	$(2,039,921)	$(6,963)	$342,801
Net loss	—	—	—	(6,495)	—	(6,495)
Other comprehensive loss, net of tax	—	—	—	—	(5,215)	(5,215)
Issuance of common stock under stock option, award and purchase plans, net	587	—	2,468	—	—	2,468
Stock-based compensation	—	—	7,241	—	—	7,241
Balance at September 29, 2023	112,171	$112	$2,399,282	$(2,046,416)	$(12,178)	$340,800

	Nine Months Ended September 27, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
Net income	—	—	—	1,097	—	1,097
Other comprehensive income, net of tax	—	—	—	—	1,819	1,819
Issuance of common stock under award and purchase plans, net	1,935	2	(251)	—	—	(249)
Repurchase of common stock	(2,409)	(2)	—	(30,047)	—	(30,049)
Excise tax on share repurchases	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	19,587	—	—	19,587
Issuance of common stock upon conversion of 2024 Notes	4,578	5	(57)	—	—	(52)
Balance at September 27, 2024	116,511	$117	$2,424,322	$(1,991,615)	$(3,887)	$428,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	153	—	153
Other comprehensive loss, net of tax	—	—	—	—	(2,492)	(2,492)
Issuance of common stock under award and purchase plans, net	2,300	2	(2,093)	—	—	(2,091)
Stock-based compensation	—	—	20,724	—	—	20,724
Balance at September 29, 2023	112,171	$112	$2,399,282	$(2,046,416)	$(12,178)	$340,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net income	$1,097	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,171	9,178
Asset impairment and related charges	12,103	—
Stock-based compensation	19,587	20,724
Foreign currency remeasurement	6,513	(814)
Deferred income taxes, net	(2,673)	2,026
Provision for excess and obsolete inventories	3,135	6,514
Other adjustments	435	1,689
Changes in operating assets and liabilities:
Accounts receivable, net	(31,611)	(2,558)
Inventories	6,592	14,532
Other assets	(3,489)	6,164
Accounts payable	1,787	(20,606)
Deferred revenues	2,062	(9,208)
Other liabilities	(11,323)	(27,002)
Net cash provided by operating activities	13,386	792
Cash flows from investing activities:
Purchases of short-term investments	—	(6,305)
Purchases of property and equipment	(6,840)	(5,749)
Net cash used in investing activities	(6,840)	(12,054)
Cash flows from financing activities:
Proceeds from long-term debt	115,000	—
Repayment of convertible debt	(115,500)	—
Payments for debt issuance costs	(332)	—
Repurchase of common stock	(30,047)	—
Proceeds from other borrowings	3,943	3,829
Repayment of other borrowings	(4,797)	(4,721)
Proceeds from common stock issued to employees	6,628	6,552
Taxes paid related to net share settlement of equity awards	(6,877)	(8,643)
Net cash used in financing activities	(31,982)	(2,983)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(332)	281
Net decrease in cash and cash equivalents and restricted cash	(25,768)	(13,964)
Cash and cash equivalents and restricted cash at beginning of period	84,269	89,586
Cash and cash equivalents and restricted cash at end of period	$58,501	$75,622

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$58,174	$75,622
Restricted cash	327	—
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$58,501	$75,622
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Supplemental cash flow disclosure:
Income tax payments, net	$12,894	$6,376
Interest payments, net	$4,363	$1,921
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$709	$1,802
Supplemental schedule of non-cash financing activities:
Shares of common stock issued upon redemption of the 2024 Notes	4,578	—
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
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2023 Form 10-K. There have been no significant changes to these policies during the nine months ended September 27, 2024.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	September 27, 2024	December 31, 2023
Contract assets	$4,360	$4,772
Deferred revenue	$61,834	$59,705
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.

Revenue recognized during the three months ended September 27, 2024 and September 29, 2023, that was included within the deferred revenue balance at January 1, 2024 and January 1, 2023, was $8.0 million and $9.6 million, respectively. Revenue recognized during the nine months ended September 27, 2024 and September 29, 2023, that was included within the deferred revenue balance at January 1, 2024 and January 1, 2023, was $34.6 million and $44.9 million, respectively.
Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of September 27, 2024 was $584.7 million, 55% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 10, “Segment Information” for disaggregated revenue information.
NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Operating lease cost	$1,682	$1,788	$5,170	$5,313
Variable lease cost	337	472	1,144	1,322
Total lease cost	$2,019	$2,260	$6,314	$6,635
Supplemental information related to leases are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cash paid for operating lease liabilities	$1,755	$1,762	$5,323	$5,368
For the three and nine months ended September 27, 2024, we reviewed the right-of-use assets and other fixed assets associated with our leased facilities for potential impairment due to intended changes in the use of these office locations, as we continue to adapt to the changing dynamics of work and seek to optimize the value of our business. Following our analyses, we recorded total lease-related impairment and other charges of $1.3 million and $10.3 million for the three and nine months ended September 27, 2024, respectively. The $1.3 million charges consisted of $0.8 million in right-of-use asset impairments, $0.1 million in leasehold improvement asset impairments, and $0.4 million related to the fair value of other unrecoverable facility costs. The $10.3 million charges consisted of $3.7 million in right-of use asset impairments, $4.3 million in leasehold improvement asset impairments, and $2.3 million related to the fair value of other unrecoverable facility costs.
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
NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	September 27, 2024	December 31, 2023
Accounts receivable	$176,164	$144,731
Less: allowances for expected credit losses and sales returns	(2,434)	(3,200)
Total	$173,730	$141,531

Inventories, net:	As of
(in thousands)	September 27, 2024	December 31, 2023
Finished goods	$42,327	$43,987
Raw materials	19,541	27,806
Work-in-process	3,128	5,056
Service-related spares	8,868	7,133
Total	$73,864	$83,982

Prepaid expenses and other current assets:	As of
(in thousands)	September 27, 2024	December 31, 2023
Prepaid expenses	$10,472	$3,789
Contract assets	4,360	4,772
Other current assets	15,441	12,389
Total	$30,273	$20,950

Property and equipment, net:	As of
(in thousands)	September 27, 2024	December 31, 2023
Machinery and equipment	$76,696	$74,659
Capitalized software	27,166	27,129
Leasehold improvements	26,202	40,931
Furniture and fixtures	2,624	2,547
Construction-in-progress	1,636	1,789
Property and equipment, gross	134,324	147,055
Less: accumulated depreciation and amortization	(105,928)	(110,372)
Total	$28,396	$36,683
For the three and nine months ended September 27, 2024, the Company recorded a $1.8 million impairment charge for the total capitalized value of internally developed software. Additionally, the Company recognized impairment charges of $0.1 million and $4.3 million related to leasehold improvements for the same periods, respectively. Refer to Note 4, “Leases” for more details.

Other current liabilities:	As of
(in thousands)	September 27, 2024	December 31, 2023
Accrued employee compensation and related expenses	$21,664	$22,779
Other	33,427	38,245
Total	$55,091	$61,024

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
The following table presents interest expense recognized for the 2024 Notes:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Contractual interest expense	$—	$578	$912	$1,734
Amortization of debt issuance costs	—	226	282	673
Total interest expense recognized	$—	$804	$1,194	$2,407
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
The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of September 27, 2024, the Company was in compliance with the covenant under the Credit Agreement.

As of September 27, 2024, the Company had borrowings of $75.0 million and $40.0 million under the Revolving Facility and the Term Facility, respectively. For the three and nine months ended September 27, 2024, the Company incurred interest expenses of $2.6 million and $3.9 million, respectively, on these borrowings.
Beginning December 31, 2024, the principal amount of the term loans shall be repaid in quarterly installments equal to 1.25% of the principal amount of such Term Loans outstanding as of September 1, 2024, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of September 27, 2024, $2.0 million of such installment payments were due in twelve months and therefore classified as current portion of long-term debt on the condensed consolidated balance sheet. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.
On July 11, 2024, the Company amended the Credit Agreement to, among other things, allow the Company and its subsidiaries to request letter of credits denominated in foreign currencies. On September 27, 2024, the Company amended the Credit Agreement to align the dates on which the term loan amortization payments are made with the Company’s accounting calendar.
NOTE 7: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cost of revenue	$295	$606	$1,091	$1,895
Research and development expense	1,804	2,152	5,282	5,982
Selling, general and administrative expense	3,611	4,483	13,214	12,847
Total	$5,710	$7,241	$19,587	$20,724
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2023	3,242	$12.42
Granted	3,128	13.22
Vested	(1,831)	12.07
Forfeited	(848)	13.96
Balance at September 27, 2024	3,691	$12.92
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (as amended and restated, the “ESPP”) and current active stock plans adopted in 1995 and 2002 (as amended and restated, the “1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 12, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2023 Form 10-K for details pertaining to each plan.
At the Company’s 2024 annual meeting, the Company’s stockholders approved amendments to the 1995 Stock Plan and the 2002 ESPP, increasing the number of shares of common stock reserved for issuance by 5,000,000 shares and 400,000 shares, respectively. As of September 27, 2024, an aggregate of 6,756,857 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 2,756,049 shares remained available for future grants. As of September 27, 2024, an aggregate of 588,191 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 374,341 shares remained available for future grants.

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
During the nine months ended September 27, 2024, the Company repurchased and retired approximately 2.4 million shares of the Company’s common stock for an aggregate amount of $30.0 million. As of September 27, 2024, approximately $64.8 million of the share repurchase authorization remained available for repurchases under this program.
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
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 27, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$13,079	$—	$—	$13,079	$23,683	$—	$—	$23,683
The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	September 27, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
2024 Notes	$—	$—	$—	$—	$114,880	$—	$177,405	$—
Long-term debt	$114,763	$—	$114,763	$—	$—	$—	$—	$—
Other borrowings	$14,743	$—	$14,743	$—	$15,413	$—	$15,413	$—

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
As noted in Note 6, “Debt,” the principal amount of the 2024 Notes was settled in cash while the conversion spread value was settled in shares.
The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net income (loss)	$21,718	$(6,495)	$1,097	$153
Denominator:
Weighted average number of shares outstanding:
Basic	116,403	112,031	114,594	111,431
2024 Notes	—	—	1,914	4,919
Restricted stock units	940	—	869	1,515
Stock purchase rights under the ESPP	15	—	8	45
Diluted	117,358	112,031	117,385	117,910
Net income (loss) per share:
Basic	$0.19	$(0.06)	$0.01	$—
Diluted	$0.19	$(0.06)	$0.01	$—
The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
2024 Notes	—	3,650	—	—
Restricted stock units	165	3,465	676	198
Stock purchase rights under the ESPP	—	425	—	—
Total	165	7,540	676	198

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
The following table provides summary financial information by reportable segment:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Broadband
Revenue	$145,338	$75,806	$317,172	$273,253
Operating income	38,192	6,128	60,567	44,307
Video
Revenue	$50,418	$51,397	$139,384	$167,562
Operating income (loss)	6,326	(6,050)	(2,594)	(7,386)
Total
Revenue	$195,756	$127,203	$456,556	$440,815
Operating income	44,518	78	57,973	36,921
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Total consolidated segment operating income	$44,518	$78	$57,973	$36,921
Stock-based compensation (1)	(5,710)	(7,241)	(19,587)	(20,724)
Restructuring and related charges (1)	(281)	(1,076)	(15,260)	(1,159)
Lease related asset impairment and other charges (1)	(1,279)	—	(10,279)	—
Asset impairment charges (1)	(1,824)	—	(1,824)	—
Unallocated corporate expenses (1)	—	(364)	(755)	(2,499)
Consolidated income (loss) from operations	35,424	(8,603)	10,268	12,539
Non-operating expense, net	(6,618)	(276)	(8,435)	(2,211)
Income (loss) before income taxes	$28,806	$(8,879)	$1,833	$10,328
(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges, lease-related and other charges, asset impairment charges and other non-recurring expenses to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.

Disaggregation of Revenues
The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Product sales	$150,285	$76,133	$311,642	$283,551
Professional services	3,400	8,627	17,822	27,130
Total Appliance and integration	153,685	84,760	329,464	310,681
SaaS	14,182	12,540	41,069	37,707
Support services	27,889	29,903	86,023	92,427
Total SaaS and services	42,071	42,443	127,092	130,134
Total revenue	$195,756	$127,203	$456,556	$440,815
The following table provides a summary of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
United States (1)	$157,519	$80,501	$340,340	$288,150
Other countries (1)	38,237	46,702	116,216	152,665
Total revenue	$195,756	$127,203	$456,556	$440,815
(1)  Revenue is attributed to countries based on the location of the customer.
No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three and nine months ended September 27, 2024 and September 29, 2023, respectively.
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
During the first quarter of 2024, management initiated restructuring plans to further improve the Video business efficiencies in order to drive long-term growth and profitability. The total restructuring cost associated with these 2024 restructuring activities is currently estimated to be $15.7 million and will primarily be recorded to the restructuring expense line item within our condensed consolidated statements of operations. We recorded $0.3 million of restructuring expense in the third quarter of fiscal 2024 and we expect to incur substantially all of the remaining restructuring expense through the end of fiscal 2024.
The following table summarizes the activities related to the Company’s restructuring plans accrual:

(in thousands)	Severance and Benefits
Balance at December 31, 2023	$313
Charges for current period	15,260
Cash payments	(8,860)
Other adjustments (1)	1,579
Balance at September 27, 2024	$8,292
Included in other current liabilities	$2,965
Included in other non-current liabilities	5,327
Balance at September 27, 2024	$8,292
(1) Other adjustments include $1.6 million transfer from pension liabilities.

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
•the impact of geopolitical events, including the Middle East and Russia-Ukraine conflicts and risks of escalation and broader regional conflicts, and tensions between China and Taiwan and China and the United States, on our business and the markets in which we operate;
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
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and impact of factors such as the Middle East and Russia-Ukraine conflicts, inflation, changes in interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customer end-market conditions; customers suspending or reducing spending in anticipation of new products or new standards; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
Our Broadband strategy is focused on continuing to develop and deliver software-based broadband access technologies, which we refer to as our cOS solutions, to our broadband operator customers. We believe our cOS software-based broadband access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our cOS solutions, which can be deployed based on a centralized, distributed access architecture (DAA) or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or fiber-to-the-home (FTTH) data, video and voice services. We believe our cOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us become a major player in the broadband access market. In the meantime, we believe our Broadband segment will continue to gain momentum in the marketplace as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures. We continue to make progress in the development of our cOS solutions and in the growth of our Broadband business, with expanded commercial deployments, lab and field trials, and customer engagements.

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
Our critical accounting estimates are disclosed in our 2023 Annual Report on Form 10-K, as filed with the SEC. There have been no significant changes to these estimates during the three months ended September 27, 2024.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Appliance and integration	$153,685	$84,760	$68,925	81%	$329,464	$310,681	$18,783	6%
as % of total net revenue	79%	67%			72%	70%
SaaS and service	42,071	42,443	(372)	(1)%	127,092	130,134	(3,042)	(2)%
as % of total net revenue	21%	33%			28%	30%
Total net revenue	$195,756	$127,203	$68,553	54%	$456,556	$440,815	$15,741	4%
Appliance and integration net revenue increased by $68.9 million during the three months ended September 27, 2024, compared to the corresponding period in 2023, primarily due to an increase of $70.2 million in our Broadband segment revenue, partially offset by a decrease of $1.3 million in our Video segment revenue.
Appliance and integration net revenue increased by $18.8 million during the nine months ended September 27, 2024, compared to the corresponding periods in 2023, primarily due to an increase of $45.3 million in our Broadband segment revenue, partially offset by a decrease of $26.5 million in our Video segment revenue.
The increases in our Broadband segment revenue in the fiscal 2024 periods presented, relative to the corresponding prior fiscal year periods, were primarily attributed to certain customers ramping up due to technology transitions and new deployments. The ramp-up is expected to continue throughout fiscal 2024. The decreases in our Video segment revenue in the fiscal 2024 periods presented, relative to corresponding prior fiscal year periods, were primarily attributed to lower sales across most regions due to project delays by our customers.
Total SaaS and service net revenue decreased by $0.4 million during the three months ended September 27, 2024, compared to the corresponding period in 2023, primarily due to a decrease of $2.0 million in support services mainly driven by $1.3 million lower support contract renewals in the Video segment and $0.7 million lower professional services related to a non-recurring engagement in the Broadband segment. These decreases were partially offset by a $1.6 million increase in SaaS revenue that was mainly due to the acquisition of new customers.

Total SaaS and service net revenue decreased by $3.0 million during the nine months ended September 27, 2024, compared to the corresponding period in 2023, primarily due to a decrease of $6.4 million in support services that was mainly driven by lower contract renewals in the Video segment, partially offset by an increase in SaaS revenue of $3.4 million, mainly due to the acquisition of new customers.
Gross Profit

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Gross profit	$104,732	$61,684	$43,048	70%	$241,270	$230,678	$10,592	5%
as % of total net revenue (“gross margin”)	53.5%	48.5%			52.8%	52.3%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin improved by 500 basis points in the three months ended September 27, 2024, compared to the corresponding period in 2023, driven by contributions from both the Broadband and the Video segments. The margin expansion in the Broadband segment was primarily due to benefits from cost savings related to manufacturing and the supply chain contributing 150 basis points, and benefits from a favorable product mix contributing 51 basis points. The margin expansion of 190 basis points in the Video segment was primarily due to favorable appliance product mix and an increase in SaaS as a percentage of segment revenue. There was an additional benefit of 56 basis points related to prior period restructuring related charges.
Our gross margin improved by 50 basis points in the nine months ended September 27, 2024, compared to the corresponding period in 2023, primarily due to margin expansion in the Video segment, mainly driven by an increase in SaaS as a percentage of segment revenue and additional benefits from a favorable appliance product mix.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Research and development	$30,073	$30,316	$(243)	(1)%	$89,562	$96,030	$(6,468)	(7)%
as % of total net revenue	15%	24%			20%	22%
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
Research and development expenses were relatively flat, compared to the corresponding period in 2023. Research and development expenses decreased by $6.5 million in the nine months ended September 27, 2024, compared to the corresponding period in 2023. The decrease was primarily driven by a $4.0 million decrease in the Broadband business due to resources being redeployed to support certain customer projects. Additionally, there was a $2.5 million decrease in the Video business due to headcount reductions related to restructuring activities.
Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Selling, general and administrative	$35,851	$39,245	$(3,394)	(9)%	$114,537	$121,300	$(6,763)	(6)%
as % of total net revenue	18%	31%			25%	28%
Selling, general and administrative expenses decreased by $3.4 million in the three months ended September 27, 2024, compared to the corresponding period in 2023, primarily due to a reduction in spending resulting from headcount reductions related to restructuring activities in the Video business.

Selling, general and administrative expenses decreased by $6.8 million in the nine months ended September 27, 2024, compared to the corresponding period in 2023, primarily due to lower spending of $5.0 million resulting from headcount reductions related to restructuring activities in the Video business and a decrease of $1.7 million in non-recurring advisory fees incurred for the strategic review of the Video business.
Asset Impairment and Related Charges

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Lease-related asset impairment and other charges	$1,279	$—	$1,279	*	$10,279	$—	$10,279	*
Asset impairment charges	$1,824	$—	$1,824	*	$1,824	$—	$1,824	*
*Not meaningful
During the three and nine months ended September 27, 2024, we recorded an impairment charge of $1.8 million related to the total capitalized value of internally developed software with no future benefit. During the three and nine months ended September 27, 2024, we also recorded total lease-related asset impairment and other charges of $1.3 million and $10.3 million, respectively. The $1.3 million charges consisted of $0.8 million in right-of-use asset impairments, $0.1 million in leasehold improvement asset impairments, and $0.4 million related to the fair value of other unrecoverable facility costs. The $10.3 million charges consisted of $3.7 million in right-of use asset impairments, $4.3 million in leasehold improvement asset impairments, and $2.3 million related to the fair value of other unrecoverable facility costs. Refer to Note 4, “Leases”, of the Notes to our condensed consolidated financial statements for additional information.
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

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Total restructuring and related charges	281	1,076	$(795)	*	$15,260	$1,159	$14,101	*
*Not meaningful
Restructuring and related charges decreased in the three months ended September 27, 2024, compared to the corresponding period in 2023, primarily driven by higher severance and employee benefit costs recorded in 2023. Restructuring and related charges increased in the nine months ended September 27, 2024, compared to the corresponding periods in 2023, primarily driven by higher severance and employee benefit costs recorded in 2024, in connection with the 2024 restructuring activities. Refer to Note 11, “Restructuring and Related Charges”, of the Notes to our condensed consolidated financial statements for additional information.
Interest Expense, Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Interest expense, net	$(2,686)	$(619)	$(2,067)	334%	$(4,833)	$(2,125)	$(2,708)	127%
Interest expense, net in the three and nine months ended September 27, 2024 increased by $2.1 million and $2.7 million, respectively, compared to the corresponding periods in 2023, primarily due to higher interest rates for the borrowings under the Credit Agreement compared to the interest rate for the 2024 Notes. Refer to Note 6, “Debt”, of the Notes to our condensed consolidated financial statements for additional information regarding the interest rates applicable to our outstanding loans.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Other income (expense), net	$(3,932)	$343	$(4,275)	*	$(3,602)	$(86)	$(3,516)	*
*Not meaningful
The changes in other income (expense), net in the three and nine months ended September 27, 2024, compared to the corresponding periods in 2023, were primarily due to higher unrealized foreign exchange losses resulting from the strengthening of the Euro against the U.S. dollar in 2024.
Income Taxes

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Provision for (benefit from) income taxes	$7,088	$(2,384)	$9,472	*	$736	$10,175	$(9,439)	(93)%
*Not meaningful
The provision for income taxes increased during the three months ended September 27, 2024 and decreased during the nine months ended September 27, 2024, compared to the corresponding periods in 2023. The increase in provision for income taxes for the three months ended September 27, 2024 was largely driven by pretax income in the current fiscal quarter compared to a pretax loss in the corresponding quarter of 2023. The decrease in provision for income taxes for the nine months ended September 27, 2024 was largely driven by a decrease in pretax income for the nine months ended September 27, 2024 compared to the same period in the prior year. In addition, a full valuation allowance was maintained on deferred tax assets in the United States during the three and nine months ended September 29, 2023, which was released during the three months ended December 31, 2023. The mandatory capitalization and amortization of research and development expenses in the United States were required starting January 1, 2022, by the Tax Cuts and Jobs Act, which resulted in income tax expense in the United States in the prior period due to the full valuation allowance in the United States at that time.

Segment Financial Results
Below is a table of our segment financial results.

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Change		September 27, 2024	September 29, 2023	Change
Broadband
Revenue	$145,338	$75,806	$69,532	92%	$317,172	$273,253	$43,919	16%
as % of total revenue	74%	60%	14%		69%	62%	7%
Operating income (1)	38,192	6,128	32,064	523%	60,567	44,307	16,260	37%
Operating margin % (1)	26%	8%	18%		19%	16%	3%
Video
Revenue	$50,418	$51,397	$(979)	(2)%	$139,384	$167,562	$(28,178)	(17)%
as % of total revenue	26%	40%	(14)%		31%	38%	(7)%
Operating income (1)	6,326	(6,050)	12,376	(205)%	(2,594)	(7,386)	4,792	(65)%
Operating margin % (1)	13%	(12)%	25%		(2)%	(4)%	2%
Total
Revenue	$195,756	$127,203	$68,553	54%	$456,556	$440,815	$15,741	4%
Broadband
Our Broadband segment revenue increased by $69.5 million and $43.9 million, during the three and nine months ended September 27, 2024, respectively, compared to the corresponding periods in 2023. The increases were primarily driven by appliance and integration revenues, mainly attributed to certain customers ramping up due to technology transitions and new deployments, which resulted in $70.2 million and $45.3 million increases for the three and nine-month periods, respectively. The ramp-up is expected to continue throughout fiscal 2024.
Our Broadband segment operating margin improved during the nine months ended September 27, 2024, compared to the corresponding periods in 2023, primarily due to the increase in revenue.
Video
Our Video segment revenue decreased by $1.0 million for the three months ended September 27, 2024, compared to the corresponding period in 2023, primarily due to a $1.3 million decrease in product sales across all regions, mainly driven by project delays by our customers, and a $1.3 million decrease in support services, mainly due to lower customer support contract renewals, partially offset by a $1.6 million increase in SaaS revenue, mainly driven by the acquisition of new customers.
Our Video segment revenue decreased by $28.2 million for the nine months ended September 27, 2024, compared to the corresponding period in 2023, primarily due to a $26.5 million decrease in product sales across most regions, mainly driven by project delays by our customers, and a $5.1 million decrease in support services, mainly due to lower customer support contract renewals, partially offset by a $3.4 million increase in SaaS revenue, mainly driven by the acquisition of new customers.
Video segment operating margin improved during the three and nine months ended September 27, 2024, compared to the corresponding periods in 2023, primarily due to realized benefits from cost saving initiatives combined with an increase in SaaS and services as a percentage of segment revenue.

Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 27, 2024, as well as in the long-term.
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
As of September 27, 2024, we had outstanding $129.5 million in aggregate principal amount of indebtedness, consisting of our $75.0 million Revolving Facility and our $40.0 million Term Facility loan under our Credit Agreement, and other debts, of which $7.2 million is scheduled to become due in the 12-month period following September 27, 2024. As of September 27, 2024, our total minimum lease payments are $25.4 million, of which $1.8 million is due before December 31, 2024, and $6.3 million is due within 12 months.
In February 2022, the Board of Directors authorized us to repurchase, from time to time, up to $100 million of our outstanding shares of common stock through February 2025, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of September 27, 2024, approximately $64.8 million of the share repurchase authorization remained available for repurchases under this program.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of September 27, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $58.2 million, net accounts receivable of $173.7 million, $30.0 million from our Master Receivables Purchase Agreement (described below), and $45.0 million remaining available under the Revolving Facility of our Credit Agreement, and financing from French government agencies.
In September 2023, we entered into a Master Receivables Purchase Agreement with JPMorgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. On September 10, 2024, we delivered a notice to JP Morgan Chase Bank N.A. to, among other things, extend the purchase termination date to September 29, 2025. As of September 27, 2024, there were no receivables sold under this agreement.
Our cash and cash equivalents of $58.2 million as of September 27, 2024 consisted of bank deposits held throughout the world and money market funds, of which $46.0 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Summary of Cash Flows
The table below sets forth selected cash flow data:

	Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023
Net cash provided by (used in):
Operating activities	$13,386	$792
Investing activities	(6,840)	(12,054)
Financing activities	(31,982)	(2,983)
Effect of foreign exchange rate changes on cash and cash equivalents	(332)	281
Net decrease in cash and cash equivalents	$(25,768)	$(13,964)
Operating Activities
Net cash provided by operating activities increased by $12.6 million during the first nine months of fiscal 2024, compared to the corresponding period in fiscal 2023. The increase was primarily due to higher net income, adjusted for non-cash asset impairment and other charges in fiscal 2024.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including, but not limited to, instability and uncertainty in the financial services sector, the potential impact of the Middle East and Russia-Ukraine conflicts on our operations in those regions, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities decreased by $5.2 million during the first nine months of fiscal 2024, compared to the corresponding period in 2023. The decrease was primarily due to purchases of short-term investments in fiscal 2023 and lower purchases of property and equipment in fiscal 2024.
Financing Activities
Net cash used in financing activities increased by $29.0 million during the first nine months of fiscal 2024, compared to the corresponding period in 2023, primarily due to the $115.5 million repayment of the 2024 Notes and the $30.0 million of stock repurchases in the first nine months of fiscal 2024, partially offset by the proceeds of $75 million in loans under the Revolving Facility and $40 million in loans under the Term Facility.
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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 27, 2024 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, and streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including changing interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, uncertainty and volatility in the financial services sector and the impact of the Middle East and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies;
•access to financing;
•annual budget cycles of customers in each of the industries we serve;

•the impact of industry consolidation;
•customers suspending, reducing or shifting spending due to: (i) new broadband or video industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions; and (iii) new products and solutions, such as products and services based on our cOS (formerly CableOS) software-based broadband access solutions or VOS software platform;
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
In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, such as those caused by the Middle East and Russia-Ukraine conflicts, currency devaluation, and bank insolvencies and related uncertainty and volatility in the financial services sector and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the three and nine months ended September 27, 2024 accounted for approximately 78% and 71%, respectively, of our net revenue, compared to 64% and 65%, respectively, for the corresponding periods in 2023. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation activity and customer concentration.
During the three months ended September 27, 2024, Comcast and Charter Communications accounted for approximately 51% and 18%, respectively, of our net revenue. During the nine months ended September 27, 2024, Comcast and Charter Communications accounted for approximately 44% and 15% of our net revenue, respectively. For the three months and nine months ended September 27, 2023, Comcast accounted for approximately 41% and 45% of our net revenue, respectively. Further consolidation in the cable and broadcast and media industries could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If Comcast or other significant Broadband customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
In addition, some of our larger competitors may have more long-standing and established relationships with certain domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in our markets and may be better able to navigate periods of market uncertainty, such as the uncertainty caused by the Middle East and the Russia-Ukraine conflicts and related risks of escalation or broader regional conflicts, bank insolvency and related uncertainty and volatility in the financial services sector and inflation. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
Additionally, with respect to our Video business in particular, certain customers and potential customers have developed, and may continue to develop, their own solutions that may cause such customers or potential customers to not consider our product offerings or to displace our installed products with their own solutions. The growing availability of open source codecs and related software, as well as new server chipsets that incorporate encoding technology, has, in certain respects, lowered the barriers to entry for the video processing industry. The development of solutions by potential and existing customers and the reduction of the barriers to entry to enter the video processing industry could result in increased competition and adversely affect our results of operations and business.
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
We believe our cOS software-based broadband access solutions, supporting centralized, DAA or hybrid configurations, will continue to significantly reduce broadband operator headend costs and increase operational efficiency, and are an important step in operators’ transition to all-IP networks. If we are unsuccessful in continuing to innovate, develop, and deploy our broadband access solutions in a timely manner, or are otherwise delayed in making our solutions available to our customers, our business may be adversely impacted, particularly if our competitors develop and market similar or superior products and solutions.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries; general economic and financial market conditions, including impacts from the Middle East and Russia-Ukraine conflicts and related risks of escalation or broader regional conflicts, tensions between China and Taiwan and China and the United States; bank insolvencies and related uncertainty and volatility in the financial services sector; and government and business responses thereto as well as related supply chain and labor shortage issues;
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
•our ongoing transition to a SaaS subscription model for our Video business, which may cause near-term declines in revenue in our Video segment since, unlike Video appliance sales, SaaS revenue is recognized over the applicable subscription term based on service usage;
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
Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. From time to time, we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2025.
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
As of September 27, 2024, we had 904 employees in our international operations, representing approximately 73% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
We face risks associated with having facilities and employees located in Israel.
As of September 27, 2024, we maintained facilities in Israel with a total of 245 employees, or approximately 20% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Broadband and Video business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel, such as the ongoing conflict in the Middle East and the risk of escalation and broader conflict in the region. Any significant conflict involving Israel could have a direct effect on our business, in the form of physical damage to our facilities or injury to personnel, restrictions from traveling or reluctance to travel to, from, or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 14% of those employees were called for active military duty in 2023. Approximately 10% of our employees in Israel have been called for military duty in connection with the current conflict in the Middle East, and in the event that more of our employees are called to active duty, certain of our research and development, product development and testing and other activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of supply chains or trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East, such as the ongoing Hamas-Israel, Hezbollah-Israel and Iran-Israel conflicts, could materially and adversely affect our business, operating results, financial condition and cash flows.
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
Cyber criminals and hackers may attempt to penetrate our network security, or the network security of third parties we work with, including our third-party vendors, service providers, manufacturers, solution providers, partners and consultants, misappropriate our proprietary information or cause business interruptions, or access or misappropriate other sensitive data. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we and relevant third parties have faced compromises to our network security, though no prior incidents we have identified to date have materially affected our business, results of operations or financial condition. Companies are facing additional attacks as workforces have become more distributed as a result of remote and hybrid working arrangements. Additionally, geopolitical events such as the Middle East and Russia-Ukraine conflicts and heightened tension between Israel and Iran may increase the cybersecurity risks we and the third parties we work with face. Our business operations utilize and rely upon numerous third-party vendors, service providers, manufacturers, solution providers, partners and consultants, and any failure of such third parties’ cybersecurity measures could materially and adversely affect or disrupt our business.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to potential volatility and uncertainty in the banking and financial services sector, and the Middle East and Russia-Ukraine conflicts and related macroeconomic conditions. We believe that our existing cash of approximately $58.2 million as of September 27, 2024 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement provides for a $120.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of September 27, 2024, we had $45.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of September 27, 2024, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.
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
As of September 27, 2024, we had approximately $239.6 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
As of September 27, 2024, we held 132 issued U.S. patents and 47 issued foreign patents, and had 50 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue derived from customers outside of the United States represented approximately 25% and 35% of our revenue for the nine months ended September 27, 2024, and September 29, 2023, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a significant, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
Our international operations, international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:
•growth and stability of the economy in one or more international regions, including regional economic impacts of the Middle East and Russia-Ukraine conflicts and potential escalations and broader regional conflicts, and tensions between China and Taiwan and the United States;
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
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•general market and economic conditions, including inflation, interest rates, volatile capital markets, uncertainty and volatility in the financial services sector, the Middle East and Russia-Ukraine conflicts and potential escalations and broader regional conflicts, and rising tensions between China and Taiwan and the United States;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 27, 2024, approximately $64.8 million of the share repurchase authorization remained available.
There were no repurchase activities for the three months ended September 27, 2024.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 27, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1	First Amendment, dated as of July 11, 2024, by and among Harmonic Inc., the lenders party thereto and Citibank, N.A. as Administrative Agent, Swingline Lender and L/C issuer.

10.2	Second Amendment, dated as of September 27, 2024, by and between Harmonic Inc. and Citibank, N.A., as Administrative Agent.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at September 27, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2024 and September 29, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2024 and September 29, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 27, 2024 and September 29, 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2024 and September 29, 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Harmonic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Walter Jankovic
Walter Jankovic
Title: Chief Financial Officer
Date: November 1, 2024