Form 10-K
period 2024-12-31
HARMONIC INC
filed 2025-02-14
CIK 851310

2024 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the reported closing sale price of the Common Stock on The NASDAQ Global Select Market on June 28, 2024, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $743.9 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 10, 2025, there were 117,052,884 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2024) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.
FORM 10-K

Forward Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Acts”), and Section-21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•developing trends and demands in the markets we address, particularly emerging markets;
•macroeconomic conditions, including inflation, changes in interest rates, volatility and uncertainty in the banking and financial services sector, supply chain disruptions, tariffs, and volatile capital markets and foreign currency fluctuations, particularly in certain geographies;
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
Across our two business segments, we derived approximately 82% of our revenue from the Americas in 2024. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for 14% and 4% of our 2024 revenue, respectively.
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
•bandwidth-intensive Video-on-demand (VOD) and streaming video services, and interactive cloud applications;
•work-from-home (WFH) and remote education demands for high-quality video conferencing; and
•Internet-of-Things (IoT) devices that contribute to continuous data generation and transmission.
In addition, the operation of network infrastructure is space, power and personnel intensive. Hardware-centric networks can also be expensive to update or replace. To remain competitive, especially in the face of heightened competition between cable service providers and telcos to deliver multi-gigabit and symmetric data rates, broadband operators need to significantly upgrade existing equipment and network technologies.
Technology Trends
•DOCSIS. We believe the cable industry will continue to deploy the DOCSIS 3.1 standard, which enables high bandwidth data transfer over existing broadband infrastructure, and we expect accelerating adoption and deployment of the next-generation DOCSIS 4.0 standard, which has begun in certain markets.

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
•Multiple Access. cOS is a software-based solution that runs on COTS servers connected to distributed access nodes. Traditionally, the distributed access nodes deliver service to the subscribers over RF signals with DOCSIS. With cOS, FTTH services over passive optical networks (PON) can be supported with software running on cOS servers and with remote optical line termination (OLT) modules plugged into the DAA nodes. The result is that the cOS solution can support delivering both DOCSIS and PON services to different subscribers, which we believe is another key differentiating competitive advantage for Harmonic. As fiber is pulled deeper into the network, broadband operators will have the infrastructure and technology to deliver both traditional cable services and FTTH. Harmonic offers a range of indoor OLT shelves and hardened outdoor OLT shelves and OLT modules as part of the cOS solution, delivering PON services to telcos. Additionally, our open optical network unit (ONU) approach, which supports a growing list of ONUs, fosters an open ecosystem that benefits Telcos.
Our Broadband business strategy is focused on providing our customers with software-based solutions, on a centralized, distributed access or hybrid architecture, to enable and support these technology and industry trends.
Video Business
Industry Trends
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

•Demand for Targeted Advertising. Streaming technology makes it possible for streaming platforms to insert personalized targeted advertisements into video streams to consumers. This capability is highly sought after by advertisers and results in significantly higher advertising revenue for video streaming service providers. With streaming viewership continuing to grow rapidly, we believe targeted ad insertion will be a foundational pillar of the video industry in the coming years.

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

•Transformation of Broadcast Infrastructure. We believe the industry will continue to seek to transform existing broadcast infrastructure workflows into more flexible and efficient operations, in order to reduce operational and investment costs. We believe that, in order to maximize cost savings, our customers will migrate all or a portion of these operations to public clouds, or upgrade and replace their aging on-premise equipment with next-generation software-based appliances that significantly reduce operational complexity, or invest in hybrid infrastructure approaches that combine public cloud and on-premise equipment.
Our Video business strategy is focused on providing our broadcast and media, streaming, and service provider customers with software-based appliances and SaaS platforms to enable and support these trends and transitions.
Our Products and Solutions
Broadband Products and Solutions
Software-Based Broadband Access Solution. As demand continues to rapidly grow for high-speed broadband services such as streaming, VOD, time-shift TV and cloud DVR, we believe we can help broadband operators take advantage of this opportunity with our cOS software-based broadband access solution, an end-to-end solution consisting of virtualized cloud-native software elements that orchestrate and connect with a variety of Harmonic and third-party indoor and outdoor hardware devices. Harmonic hardware products include our Oyster, Pebble, Ripple, and Shell DAA nodes, Reef and Wave PHY shelf products; and OLT modules and devices.
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
Software-based Appliances. Our video processing appliances, which include network management and application software and hardware products, provide our customers with the ability to acquire a variety of signals from different sources and in different protocols in order to deliver a variety of real-time and stored content to their subscribers for viewing on a broad range of devices. Our appliance product families include:
•Encoders. Our high-performance encoders compress video and audio files to low bit rates, and prepare such files for the proper formats and specifications required for playback, while maintaining high audio/video quality. Our latest software-based XOS encoders can deliver video in multiple formats, including standard, HD and Ultra HD, and in any video compression standard, including MPEG-2, MPEG-4 AVC and HEVC. This capability allows the encoders to converge workflows targeted for all forms of video delivery, whether broadcast or streaming.
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
SaaS platforms. Our VOS360 SaaS platforms provide both streaming and channel origination and distribution services in a public cloud environment that is fully managed and operated by our 24/7 DevOps teams. Our SaaS solutions enable the packaging and delivery of high-quality streaming services, including live streaming, VOD, catch-up TV, start-over TV, network-DVR and cloud-DVR services through HTTP streaming to any device, along with dynamic and personal ad insertion. In addition, our VOS360 SaaS platforms enable the transformation of traditional broadcast video workflows into cloud-based workflows, resulting in more efficient and leaner operations for our customers. We continue to see an increasing number of customers seeking to leverage the inherent commercial, operational and infrastructure flexibility offered by our VOS360 SaaS platforms. We also provide an on-premise SaaS offering with our VOS Media Software solution for customers seeking to deploy a cloud-like architecture in a private data center.
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
Customers
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, listed alphabetically, based, in part, on revenue during 2024.

United States	International
Apple Inc	America Movil
Charter Communications	Comcast
Comcast	Groupe Canal
DirecTV	Millicom International
Dish Network	Netorium
EPlus Technology	NYL Eletronica
GCI Communication	Rogers Communications
Heartland Video Systems	Sky Perfect
SES	Tele2 Sverige AB
Sinclair Broadcast Group	Vodafone
Sales to our 10 largest customers in 2024, 2023 and 2022 accounted for approximately 72%, 66% and 67% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2024, 2023 and 2022, Comcast accounted for 44%, 44% and 39% of our net revenue, respectively. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

Sales and Marketing
In the United States and internationally, we sell our products through our own direct sales force, as well as through independent resellers and systems integrators. Our direct sales team is organized by business segment, and geographically and by major customers and markets to support customer requirements. Our principal sales offices outside of the United States are located in Europe and Asia. Our international resellers are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory after receiving training from us.
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
Our corporate marketing organization is responsible for building awareness of the Harmonic brand in our markets and driving engagement with our strategies, solutions and products. The group develops our corporate messaging and manages our customer and industry communication channels, including public relations, web and social media, events and trade shows, as well as demand generation marketing campaigns in conjunction with our sales force.
Manufacturing and Suppliers
We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. (“Plexus”) to act as our primary contract manufacturer. Plexus accounts for the majority of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2025. We do not generally maintain long-term agreements with any of our contract manufacturers.
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
Intellectual Property
As of December 31, 2024, we held 133 issued U.S. patents and 48 issued foreign patents and had 48 patent applications pending. Our issued patents are scheduled to expire between 2025 and 2043. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in a territory in which we do business or may do business in the future.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of unfilled firm purchase orders and contracts by our customers which have not been completed. Approximately 57% of our backlog and deferred revenue is projected to be converted to revenue within a rolling one-year period. As of December 31, 2024 and 2023, we had backlog, including deferred revenue, of $496.3 million and $653.2 million, respectively. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in spending by our customers or changes in specific customer requirements. In addition, due to annual budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
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
Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2024, 2023 and 2022 were approximately $121.0 million, $126.3 million and $120.3 million, respectively. Research and development expenses as a percentage of revenue in 2024, 2023 and 2022 were approximately 18%, 21% and 19%, respectively. Our internal research and development activities are conducted primarily in the United States, France, Israel, Hong Kong, Canada and India. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine, Poland and India.
Our research and development program is primarily focused on developing new products and solutions, and adding new features and other improvements to existing products and solutions. With respect to our Broadband business segment, our major research and development efforts are focused on broadband access solutions, particularly the ongoing development of our centralized, distributed and hybrid cOS software-based broadband access solutions and converging fiber and DOCSIS capabilities on our cOS solution platform. For our Video business segment, our current research and development efforts are focused on enhancing our streaming capabilities, expanding our targeted advertising technologies, and improving the efficiency and flexibility of broadcast workflows for our traditional appliances and within our SaaS platform.
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

Human Capital Resources
As of December 31, 2024, we employed a total of 1,240 full time employees, including 561 in research and development, 178 in sales, 236 in service and support, 67 in operations, 56 in marketing (corporate and product) and 142 in a general and administrative capacity. Of those employees, 408 were located in the United States and Canada, and 832 employees were located outside of North America in 21 countries in Central and South America, the Middle East and Africa, Europe and the Asia Pacific region. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in each of France and Spain are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion, where all employees are respected regardless of gender, race, color, national origin, ancestry, citizenship, religion, age, physical or mental disability, medical condition, genetic information, pregnancy, sexual orientation, gender identity or gender expression, veteran status, or marital status. We support regional employee-led groups that promote and drive various volunteering initiatives aimed at assisting underrepresented and disadvantaged populations in the communities where we operate. We continue to focus on building a pipeline for talent to create more opportunities for workplace gender and other diversity and to support greater representation within the company.
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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, and streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including inflation, changing interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, tariffs, uncertainty and volatility in the financial services sector and the impact of the Middle East and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies;
•access to financing;
•annual budget cycles of customers in each of the industries we serve;
•the impact of industry consolidation;
•customers suspending, reducing or shifting spending due to: (i) new broadband or video industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions; and (iii) new products and solutions, such as products and services based on our cOS software-based broadband access solutions or VOS software platform;
•delayed or reduced near-term spending as customers transition away from video appliance solutions and adopt new business and operating models enabled by software and cloud-based solutions, including SaaS video processing solutions;
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
In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times, such as those caused by the Middle East and Russia-Ukraine conflicts, inflation, currency devaluation, and bank insolvencies and related uncertainty and volatility in the financial services sector and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the fiscal years ended December 31, 2024, 2023 and 2022 accounted for approximately 72%, 66% and 67% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation activity and customer concentration.
During the fiscal year ended December 31, 2024, Comcast and Charter Communications accounted for 44% and 18% of our net revenue respectively. During the fiscal years ended December 31, 2023 and 2022, Comcast accounted for 44% and 39% of our net revenue respectively. Further consolidation in the cable and broadcast and media industries could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If Comcast or other significant Broadband customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries; general economic and financial market conditions, including impacts from the Middle East and Russia-Ukraine conflicts and related risks of escalation or broader regional conflicts, tensions between China and Taiwan and China and the United States; tariffs; bank insolvencies and related uncertainty and volatility in the financial services sector; inflation; and government and business responses thereto as well as related supply chain and labor shortage issues;
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
Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products. In addition, our financial results may be impacted by tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods. For example, On February 1, 2025, the White House issued three executive orders directing the United States to impose an increase of the duty on imports from Canada and Mexico and China and empowering the U.S. president to raise the tariffs further should any country retaliate. On February 3, 2025, the prospective tariffs on Canada and Mexico were deferred for 30 days, though the execution of these tariff increases remain possible beyond the current short-term reprieve. The 10% additional tariff on all imports from China went into effect, and on February 4, 2025 China retaliated with various levels of tariffs on certain products imported into that country from the U.S. We are closely monitoring these actions, which could have an adverse impact on our business and financial results. There can be no assurances that these disruptions will not continue or increase in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools to address these issues. If any such tariffs are imposed on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, we could experience reduced revenues or may have to raise our prices, either of which could have an adverse effect on our business, financial condition and operating results.

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
As of December 31, 2024, we maintained facilities in Israel with a total of 246 employees, or approximately 20% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Broadband and Video business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.
As such, we are directly affected by the political, economic and military conditions affecting Israel, such as the ongoing conflict in the Middle East and the risk of escalation and broader conflict in the region. Any significant conflict involving Israel could have a direct effect on our business, in the form of physical damage to our facilities or injury to personnel, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 13% of those employees were called for active military duty in 2024. Approximately 13% of our employees in Israel have been called for military duty in connection with the current conflict in the Middle East, and in the event that more of our employees are called to active duty, certain of our research and development, product development and testing and other activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of supply chains or trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East, such as the ongoing Hamas-Israel, Hezbollah-Israel and Iran-Israel conflicts, could materially and adversely affect our business, operating results, financial condition and cash flows.

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
As of December 31, 2024, we had 901 employees in our international operations, representing approximately 73% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software- and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to potential volatility and uncertainty in the banking and financial services sector, and the Middle East and Russia-Ukraine conflicts, and related macroeconomic conditions. We believe that our existing cash of approximately $101.5 million as of December 31, 2024 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. Further, volatility in equity capital markets may adversely affect market prices of our common stock. This may materially and adversely affect our ability to raise additional capital through public or private equity offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. Our current debt agreements require, and any debt financing that we secure in the future may require us to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and our interest obligations with respect to such debt may adversely affect our operating results. Further, historically high interest rates and tightening credit markets may reduce our access to debt financing, which may adversely affect our future business plans and expected growth and would increase the cost of long-term fixed rate and short-term variable rate borrowings, which could reduce our earnings.
If adequate capital is not available, or is not available on reasonable terms, when needed, we may not be able to take advantage of acquisitions or other market opportunities, to timely develop new products, or to otherwise respond to competitive pressures.
Our Credit Agreement imposes operating and financial restrictions on us.
On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries, and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement provides for a $160.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of December 31, 2024, we had $82.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of December 31, 2024, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.
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
As of December 31, 2024, we had approximately $236.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. Such evaluations may disrupt our business by causing distractions to management, shifts in strategy, decreased employee morale and productivity, and increased turnover. We have considered selling and sold product lines in the past, and any prior or future divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

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
We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, we recorded a net increase in valuation allowance of $0.4 million in 2024 and a net decrease of $63.9 million in 2023, respectively, against the net deferred tax assets. In 2023, there was a full release of the valuation allowance against U.S. Federal and certain state deferred tax assets due to improved historical earnings and projected earnings. Changes in the amount of the valuation allowance in the U.S. and in foreign jurisdictions could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted, and our results of operations could be materially affected.
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
As of December 31, 2024, we held 133 issued U.S. patents and 48 issued foreign patents, and had 48 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Changes in telco legislation and regulations in the United States and other countries could affect our sales and the revenue we are able to derive from our products. In particular, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example, in the United States where net neutrality regulations were recently repealed. We cannot predict whether such laws and regulations will be modified, overturned, or vacated. The repeal of the net neutrality rules or other regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.
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
Revenue derived from customers outside of the United States in the fiscal years ended December 31, 2024, 2023 and 2022 represented approximately 24%, 33% and 37% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a significant, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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
In February 2025, our Board of Directors terminated our existing $100 million stock repurchase program and approved a new stock repurchase program for the repurchase of up to $200 million of the outstanding shares of common stock. The repurchase program expires in February 2028 and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in open market purchases and 10b5-1 trading plans, as permitted by securities laws and other legal requirements. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing or volume of our share repurchases. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
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
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. We also regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Cybersecurity Officer (“CCO”), who reports to our Chief Financial Officer (“CFO”) , to manage the risk assessment and mitigation process.
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
Our CCO provides briefings to the audit committee throughout the year regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our CCO provides annual briefings to the board of directors on cybersecurity risks and activities. Our board may also be notified and engaged as part of the Company’s cybersecurity incident response plans, depending on the significance of an incident.
Our current CCO will depart the Company at the end of February 2025, and will be succeeded by our new Chief Information Officer (“CIO”), who will join the Company in March 2025. The CIO’s responsibilities will include the Company’s cybersecurity efforts and policies, and he will report directly to our CFO. Our new CIO previously served in relevant leadership positions at other large public companies and brings to the role a wealth of information security and information technology knowledge and experience.

Item 2.	PROPERTIES
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, France, Israel and Hong Kong. We have sales and service offices primarily in the United States and various locations in Europe and Asia. Our leases, which expire at various dates through September 2032, are for an aggregate of approximately 291,039 square feet of space. We have two business segments: Broadband and Video. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

Item 3.	LEGAL PROCEEDINGS
This information set forth under Note 17, “Legal Proceedings”, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, refer to “Risk Factors” above.

Item 4.	MINE SAFETY DISCLOSURE
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information of our Common Stock
Our common stock is traded on The NASDAQ Global Select Market under the symbol HLIT, and has been listed on NASDAQ since our initial public offering in 1995.
Holders
As of February 10, 2025, there were approximately 253 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2024.
Issuer Purchases of Equity Securities
Common Stock Repurchases. In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. This authorization was terminated by the Board of Directors on February 10, 2025 with $35.2 million of repurchases effectuated. In connection with the termination of the existing program, the Board of Directors authorized a new repurchase program for the Company to repurchase up to $200 million of the Company’s outstanding shares of common stock through February 2028. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
During the year ended December 31, 2024, the company repurchased and retired approximately 2.4 million shares of the Company’s common stock for an aggregate amount of $30.0 million. There were no repurchase activities during the three months ended December 31, 2024.
During the quarter ended December 31, 2024, we paid approximately $0.6 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 52,159 shares of common stock from employees in connection with such net share settlement at an average price of $12.21 per share. These shares may be deemed to be “issuer purchases” of shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program
September 28, 2024 - October 25, 2024	4,632	$13.72	—	$—
October 26, 2024 - November 22, 2024	43,786	$11.97	—	$—
November 23, 2024 - December 31, 2024	3,741	$13.19	—	$—
Total	52,159		—
(1) Represents shares withheld on net settlements of restricted stock units that vested under the Company’s equity incentive plan.

Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of The NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2019 and ending on December 31, 2024. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and The NASDAQ Telecommunications Index on December 31, 2019, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harmonic Inc., the S&P 500 Index
and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Harmonic Inc.
S&P 500
NASDAQ Telecommunications

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/19	12/20	12/21	12/22	12/23	12/24
Harmonic Inc.	$100.00	$94.74	$150.77	$167.95	$167.18	$169.62
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
NASDAQ Telecom	$100.00	$110.08	$112.44	$82.21	$90.96	$103.21
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
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under Item 1A, Risks Factors. For discussion of comparison of our results of operations and cash flows for the fiscal years ended December 31, 2023 and 2022, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024.
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
We conduct business in three geographic regions—the Americas, EMEA and APAC—and operate in two segments, Broadband and Video. Our Broadband business sells broadband access solutions and related services, including our cOSTM software-based broadband access solutions, to broadband operators globally. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies. Our Video business infrastructure solutions are delivered either through shipment of our products, software licenses or as SaaS subscriptions.
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and impact of factors such as the Middle East and Russia-Ukraine conflicts, inflation, changes in interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customer end-market conditions; customers suspending or reducing spending in anticipation of new products or new standards; impact of new or proposed tariffs; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
Our Broadband strategy is focused on continuing to develop and deliver software-based broadband access technologies, which we refer to as our cOS solutions, to our broadband operator customers. We believe our cOS software-based broadband access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our cOS solutions, which can be deployed based on a centralized, distributed access architecture (DAA) or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or fiber-to-the-home (FTTH) data, video and voice services. We believe our cOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us to be a major player in the broadband access market. In the meantime, we believe our Broadband segment will continue to experience strong long-term growth as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures.

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
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements and the related notes included elsewhere in this report are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe that the following accounting estimates involve a greater degree of judgement or complexity than our other accounting estimates. Accordingly, the critical accounting estimates that we believe have the most significant impact on Harmonic’s consolidated financial statements are set forth below:
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
The gross amount of inventory reserves charged to the cost of revenues totaled $11.0 million and $7.4 million, in 2024 and 2023, respectively.
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
Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We record a valuation allowance to reflect uncertainties about whether we will be able to utilize our deferred tax assets before they expire. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. We believe it is not more likely than not the California and Swiss net deferred tax assets of $32.8 million and $4.7 million, respectively, will be realizable. Accordingly, full valuation allowances of $32.8 million and $4.7 million are maintained against the California and Swiss net deferred tax assets, respectively. To the extent that we determine the deferred tax assets are realizable on a more likely than not basis and an adjustment is needed, an adjustment will be recorded in the fiscal period the determination is made.

Results of Operations
Net Revenue
The following table presents the breakdown of net revenue by category and geographical region:

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Appliance and integration	$507,378	$435,878	$473,806	$71,500	16%
as % of total net revenue	75%	72%	76%
SaaS and service	171,344	172,029	151,151	(685)	(0.4)%
as % of total net revenue	25%	28%	24%
Total net revenue	$678,722	$607,907	$624,957	$70,815	12%

Americas	$557,255	$447,700	$452,869	$109,555	24%
as % of total net revenue	82%	74%	73%
EMEA	92,553	127,689	133,095	(35,136)	(28)%
as % of total net revenue	14%	21%	21%
APAC	28,914	32,518	38,993	(3,604)	(11)%
as % of total net revenue	4%	5%	6%
Total net revenue	$678,722	$607,907	$624,957	$70,815	12%
Appliance and integration net revenue increased by $71.5 million in 2024, as compared to 2023, primarily due to a $99.8 million increase in our Broadband segment revenue, partially offset by a $28.3 million decrease in our Video segment revenue. The increase in our Broadband segment revenue was mainly driven by certain customers ramping up due to technology transitions and new deployments. The decrease in our Video segment revenue was mainly attributable to lower sales across most regions due to project delays by our customers.
SaaS and service net revenue decreased by $0.7 million in 2024, as compared to 2023, primarily due to a $6.6 million decrease in Video segment support services resulting from lower contract renewals, partially offset by a $6.0 million increase in Video SaaS revenue, mainly driven by the acquisition of new customers.
Americas net revenue increased by $109.6 million in 2024, as compared to 2023, primarily driven by a $115.1 million increase in our Broadband segment revenue, partially offset by a $5.5 million decrease in our Video segment revenue. The Broadband segment revenue growth was mainly due to higher volume from our existing customers, including $83.9 million from new technology deployments with one Tier 1 customer and $26.5 million from expansion deployments with another Tier 1 customer. The decrease in our Video segment revenue was mainly attributable to lower sales across most regions due to project delays by our customers.
EMEA net revenue decreased by $35.1 million in 2024, as compared to 2023, driven by lower sales of $20.5 million in the Video segment and $14.6 million in the Broadband segment. The decline in the Video segment was primarily due to lower appliance product sales as a result of customer project delays, while in the Broadband segment, one of our large Tier 1 customers reduced spending in 2024 due to high inventory levels from prior years’ purchases.
APAC net revenue decreased by $3.6 million in 2024, as compared to 2023, primarily due to a decline in Video product sales.
Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Gross profit	$365,921	$312,545	$315,884	$53,376	17%
as % of total net revenue (“gross margin”)	53.9%	51.4%	50.5%	2.5%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.

Our gross margin improved by 250 basis points in 2024, as compared to 2023, contributed by both the Broadband and Video segments. The margin expansion was primarily contributed by Broadband segment, benefiting from a favorable product mix. Video segment margin also improved, supported by an increase in SaaS as a percentage of segment revenue and additional benefits from a favorable appliance product mix.

Research and Development Expenses

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Research and development	$120,975	$126,282	$120,307	$(5,307)	(4)%
as % of total net revenue	18%	21%	19%
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
Research and development expenses decreased by $5.3 million in 2024, as compared to 2023. The decrease was primarily driven by a $7.6 million decline in the Video segment due to headcount reductions from restructuring activities and a $3.7 million decrease in the Broadband segment due to resources being redeployed to support certain customer projects. These decreases were partially offset by a $6.0 million increase in investments to support the growth of our Broadband business.
Selling, General and Administrative Expenses

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Selling, general and administrative	$153,124	$163,282	$146,717	$(10,158)	(6)%
as % of total net revenue	23%	27%	23%
Selling, general and administrative expenses decreased by $10.2 million in 2024, as compared to 2023. The decrease was primarily driven by a $5.0 million reduction in spending resulting from headcount reductions related to restructuring activities in the Video business and a $5.2 million non-recurring advisory fees incurred for the strategic review of the Video business in 2023.

Asset Impairment and Related Charges

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Lease-related asset impairment and other charges	$10,889	$—	$—	$10,889	% *
Asset impairment charges	$1,824	$—	$—	$1,824	% *
*Not meaningful
During the year ended December 31, 2024, we recorded an impairment charge of $1.8 million related to the total capitalized value of internally developed software with no future benefit. We also recorded total lease-related impairment and other charges of $10.9 million. These charges primarily consisted of $3.9 million in right-of-use asset impairments, $4.3 million in leasehold improvement impairments, and $2.7 million related to the fair value of other unrecoverable facility costs. Refer to Note 3, “Leases,” of the Notes to our consolidated financial statements for additional information.
Restructuring and Related Charges
We have implemented several restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing appropriate expense control programs. We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are primarily included in “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations.

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Cost of revenue	$460	$687	$533	$(227)	(33)%
Operating expenses
Restructuring and related charges	$15,973	$809	$3,341	$15,164	1,874%
Total restructuring and related charges	$16,433	$1,496	$3,874	$14,937	998%
Restructuring and related charges increased in 2024, as compared to 2023, primarily driven by higher severance and employee benefit costs recorded in fiscal 2024, in connection with the 2024 restructuring activities. Refer to Note 9, “Restructuring and Related Charges,” of the Notes to our Consolidated Financial Statements for additional information.
Interest Expense, Net

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Interest expense, net	$(7,326)	$(2,696)	$(5,040)	$(4,630)	172%
Interest expense, net increased in 2024, as compared to 2023, primarily due to higher interest rates for the borrowings under the Credit Agreement compared to the interest rate for the 2024 Notes. Refer to Note 10, “Debt,” of the Notes to our Consolidated Financial Statements for additional information regarding the interest rates applicable to our outstanding loans.
Other Income (Expense), Net

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Other income (expense), net	$2,123	$(335)	$4,006	$2,458	(734)%
The change in other income (expense), net in 2024, as compared to 2023, was primarily due to higher unrealized foreign exchange gains resulting from the strengthening of the U.S. dollar against the Euro in 2024.

Income Taxes

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Provision for (benefit from) income taxes	$18,716	$(64,853)	$16,303	$83,569	(129)%
The change in provision for (benefit from) income taxes for 2024, as compared to 2023, was primarily due to the prior period release of the valuation allowance against U.S. Federal and certain state deferred tax assets.
Segment Financial Results

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023
Broadband
Revenue	$488,200	$388,482	$350,768	$99,718	26%
as % of total revenue	72%	64%	56%	8%
Operating income	118,354	64,575	52,283	53,779	83%
Operating margin %	24%	17%	15%	7%
Video
Revenue	$190,522	$219,425	$274,189	$(28,903)	(13)%
as % of total revenue	28%	36%	44%	(8)%
Operating income	2,756	(8,741)	22,322	11,497	(132)%
Operating margin %	1%	(4)%	8%	5%
Total
Revenue	$678,722	$607,907	$624,957	$70,815	12%
Broadband
Our Broadband segment net revenue increased by $99.7 million in 2024, as compared to 2023, primarily driven by appliance and integration revenues, mainly attributed to certain customers ramping up due to technology transitions and new deployments. The operating margin of our Broadband segment also improved in 2024 primarily due to higher revenue and gross margin expansion.
Video
Our Video segment net revenue decreased by $28.9 million in 2024, as compared to 2023. The decrease was primarily driven by a $28.3 million reduction in product sales across most regions, mainly due to project delays by our customers, and a $6.6 million decrease in support services, resulting from lower customer support contract renewals. These decreases were partially offset by a $6.0 million increase in SaaS revenue, primarily driven by the acquisition of new customers. Video segment operating margin improved in 2024 primarily due to realized benefits from cost saving initiatives combined with an increase in SaaS and services as a percentage of segment revenue.

Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2024, as well as in the long-term.
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
As of December 31, 2024, we had outstanding $128.1 million in aggregate principal amount of indebtedness, consisting of our $75.0 million Revolving Facility and our $39.5 million Term Facility loan under our Credit Agreement, and other debts, of which $7.2 million is scheduled to become due in the 12-month period following December 31, 2024. As of December 31, 2024, our total minimum lease payments are $23.5 million, of which $5.8 million is due in the 12-month period following December 31, 2024. For details regarding our indebtedness and lease obligations, refer to Note 10, “Debt”, and Note 3, “Leases”, respectively, of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
In February 2025, the Board of Directors authorized us to repurchase, from time to time, up to $200 million of our outstanding shares of common stock through February 2028, at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $101.5 million, net accounts receivable of $178.0 million, $30.0 million from our Master Receivables Purchase Agreement (described below), and $82.0 million remaining available under the Revolving Facility of our Credit Agreement, and financing from French government agencies.
In September 2023, we entered into a Master Receivables Purchase Agreement with JPMorgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. In September 2024, we extended the agreement termination date to September 29, 2025. As of December 31, 2024, there were no receivables sold under this agreement.
Our cash and cash equivalents of $101.5 million as of December 31, 2024 consisted of bank deposits held throughout the world and money market funds, of which $46.0 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Summary of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in)
Operating activities	$61,917	$7,059	$5,476
Investing activities	(9,186)	(8,475)	(1,288)
Financing activities	(33,269)	(4,990)	(43,133)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,942)	1,089	(4,900)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,520	$(5,317)	$(43,845)
Operating Activities
Net cash provided by operating activities increased by $54.9 million in 2024, as compared to 2023, primarily due to higher income before income taxes, adjusted for non-cash asset impairment and other charges in fiscal 2024.
We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to, instability and uncertainty in the financial services sector, the potential impact of the Middle East and Russia-Ukraine conflicts on our operations in those regions, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments.
Investing Activities
Net cash used in investing activities increased by $0.7 million in 2024, as compared to 2023, primarily due to higher purchases of property and equipment in fiscal 2024.
Financing Activities
Net cash used in financing activities increased by $28.3 million in 2024, as compared to 2023, primarily due to the $115.5 million repayment of the 2024 Notes and the $30.0 million of stock repurchases in fiscal 2024, partially offset by the proceeds of $75 million in loans under the Revolving Facility and $40 million in loans under the Term Facility.

New Accounting Pronouncements
Refer to Note 2 to the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the dates of adoption and estimated effects, if any, on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We market and sell our products and services through our direct sales force and indirect channel partners in North America, EMEA, APAC and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro, British pound, Israeli shekel and Japanese yen. Our U.S. dollar functional subsidiaries account for approximately 98%, 97% and 97% of our consolidated net revenues in 2024, 2023 and 2022, respectively. We recorded net billings denominated in foreign currencies of approximately 9%, 15% and 15% of total company billings in 2024, 2023 and 2022, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Israeli shekel and British pound.
We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.
From time to time, we use foreign currency forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. A hypothetical 10% change in currency exchange rates would not have a material impact on our consolidated financial statements.
Interest Rate Risk
As of December 31, 2024, our variable-rate debt included the Term Loan and the Revolving Loan under the Credit Agreement, with carrying values of $39.3 million and $74.1 million, respectively, as well as other borrowings with carrying value of $10.9 million. A hypothetical 100 basis point change in the interest rate would increase or decrease the interest expense on these loans for the next twelve months by approximately $1.1 million. The carrying value of the variable-rate loans approximate their fair values as the underlying interest rates are tied to the Secured Overnight Financing Rate.
As of December 31, 2024, our debt also included fixed-rate debt with a carrying value of $2.8 million. Fixed rate debt exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. Except in very limited circumstances, we do not have an obligation to repay fixed-rate debt prior to maturity and, as a result, interest rate and changes in fair value would not have a significant impact on our cash flows related to our fixed-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Harmonic Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harmonic Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

Inventory Valuation

Description of the Matter	The Company’s net inventory totaled $64 million as of December 31, 2024. As explained in “Note 2: Accounting Policies” within the consolidated financial statements, inventory is stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company establishes a provision for excess and obsolete inventory to reduce such inventory to its estimated net realizable value.

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
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harmonic Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Harmonic Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harmonic Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Jose, California
February 14, 2025

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$101,457	$84,269
Restricted cash	332	—
Accounts receivable, net	178,013	141,531
Inventories	64,004	83,982
Prepaid expenses and other current assets	22,270	20,950
Total current assets	366,076	330,732
Property and equipment, net	26,823	36,683
Operating lease right-of-use assets	12,411	20,817
Goodwill	236,876	239,150
Deferred income taxes, net	121,028	104,707
Other non-current assets	33,292	36,117
Total assets	$796,506	$768,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt	$—	$114,880
Current portion of long-term debt	2,194	—
Current portion of other borrowings	4,941	4,918
Accounts payable	35,250	38,562
Deferred revenue	47,069	46,217
Operating lease liabilities	5,675	6,793
Other current liabilities	72,440	61,024
Total current liabilities	167,569	272,394
Long-term debt	112,084	—
Other long-term borrowings	8,694	10,495
Operating lease liabilities, non-current	14,727	18,965
Other non-current liabilities	28,174	29,478
Total liabilities	331,248	331,332
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 116,735 and 112,407 shares issued and outstanding at December 31, 2024 and 2023, respectively	117	112
Additional paid-in capital	2,432,733	2,405,043
Accumulated deficit	(1,953,495)	(1,962,575)
Accumulated other comprehensive loss	(14,097)	(5,706)
Total stockholders’ equity	465,258	436,874
Total liabilities and stockholders’ equity	$796,506	$768,206
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Appliance and integration	$507,378	$435,878	$473,806
SaaS and service	171,344	172,029	151,151
Total net revenue	678,722	607,907	624,957
Cost of revenue:
Appliance and integration	255,707	236,773	259,027
SaaS and service	57,094	58,589	50,046
Total cost of revenue	312,801	295,362	309,073
Total gross profit	365,921	312,545	315,884
Operating expenses:
Research and development	120,975	126,282	120,307
Selling, general and administrative	153,124	163,282	146,717
Asset impairment and related charges	12,713	—	—
Restructuring and related charges	15,973	809	3,341
Total operating expenses	302,785	290,373	270,365
Income from operations	63,136	22,172	45,519
Interest expense, net	(7,326)	(2,696)	(5,040)
Other income (expense), net	2,123	(335)	4,006
Income before income taxes	57,933	19,141	44,485
Provision for (benefit from) income taxes	18,716	(64,853)	16,303
Net income	$39,217	$83,994	$28,182

Net income per share:
Basic	$0.34	$0.75	$0.27
Diluted	$0.33	$0.72	$0.25
Weighted average common shares:
Basic	115,120	111,651	105,080
Diluted	117,482	117,359	112,378
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$39,217	$83,994	$28,182
Other comprehensive income (loss):
Defined benefit plan	(330)	25	626
Foreign currency translation adjustments	(7,845)	3,806	(6,956)
Other comprehensive income (loss) before tax	(8,175)	3,831	(6,330)
Provision for (benefit from) income taxes	216	(149)	84
Other comprehensive income (loss), net of tax	(8,391)	3,980	(6,414)
Total comprehensive income	$30,826	$87,974	$21,768
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	102,959	$103	$2,387,039	$(2,087,957)	$(3,272)	$295,913
Cumulative effect of ASU 2020-06 adoption	—	—	(32,249)	18,339	—	(13,910)
Balance at January 1, 2022	102,959	$103	$2,354,790	$(2,069,618)	$(3,272)	$282,003
Net income	—	—	—	28,182	—	28,182
Other comprehensive loss, net of tax	—	—	—	—	(6,414)	(6,414)
Issuance of common stock under option, stock award and purchase plans	3,601	4	787	—	—	791
Repurchase of common stock	(571)	(1)	—	(5,133)	—	(5,134)
Stock-based compensation	—	—	25,078	—	—	25,078
Issuance of common stock upon conversion of 2022 Notes	3,882	4	(4)	—	—	—
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	83,994	—	83,994
Other comprehensive income, net of tax	—	—	—	—	3,980	3,980
Issuance of common stock under stock option, award and purchase plans, net	2,536	2	(2,937)	—	—	(2,935)
Stock-based compensation	—	—	27,329	—	—	27,329
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
Net income	—	—	—	39,217	—	39,217
Other comprehensive loss, net of tax	—	—	—	—	(8,391)	(8,391)
Issuance of common stock under award and purchase plans, net	2,159	2	(888)	—	—	(886)
Repurchase of common stock	(2,409)	(2)	—	(30,047)	—	(30,049)
Excise tax on share repurchases	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	28,635	—	—	28,635
Issuance of common stock upon conversion of 2024 Notes	4,578	5	(57)	—	—	(52)
Balance at December 31, 2024	116,735	$117	$2,432,733	$(1,953,495)	$(14,097)	$465,258
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$39,217	$83,994	$28,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,139	12,255	12,260
Asset impairment and related charges	12,036	—	—
Stock-based compensation	28,073	27,329	25,212
Foreign currency remeasurement	315	1,453	(2,685)
Deferred income taxes, net	(16,436)	(92,856)	4,894
Provision for excess and obsolete inventories	10,971	7,396	5,988
Gain on sale of investment in equity securities	—	—	(4,370)
Other adjustments	569	1,920	3,418
Changes in operating assets and liabilities:
Accounts receivable, net	(38,241)	(32,695)	(21,182)
Inventories	8,374	35,403	(54,431)
Other assets	3,199	25,483	(8,402)
Accounts payable	(3,107)	(29,358)	5,837
Deferred revenues	(2,210)	(20,823)	2,610
Other liabilities	7,018	(12,442)	8,145
Net cash provided by operating activities	61,917	7,059	5,476
Cash flows from investing activities:
Purchases of investments	—	(6,305)	—
Proceeds from maturities of investments	—	6,305	—
Proceeds from sales of equity investments	—	—	7,962
Purchases of property and equipment	(9,186)	(8,475)	(9,250)
Net cash used in investing activities	(9,186)	(8,475)	(1,288)
Cash flows from financing activities:
Proceeds from long-term debt	115,000	—	—
Repayment of convertible debt	(115,500)	—	(37,707)
Payments for debt issuance costs	(332)	(1,025)	—
Proceeds from other borrowings	3,943	3,835	3,499
Repayment of other borrowings	(5,447)	(4,865)	(4,583)
Repurchase of common stock	(30,047)	—	(5,133)
Proceeds from common stock issued to employees	6,628	6,558	7,092
Taxes paid related to net share settlement of equity awards	(7,514)	(9,493)	(6,301)
Net cash used in financing activities	(33,269)	(4,990)	(43,133)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,942)	1,089	(4,900)
Net increase (decrease) in cash and cash equivalents and restricted cash	17,520	(5,317)	(43,845)
Cash and cash equivalents and restricted cash, beginning of the year	84,269	89,586	133,431
Cash and cash equivalents and restricted cash, end of the year	$101,789	$84,269	$89,586

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$101,457	$84,269	$89,586
Restricted cash	332	—	—
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$101,789	$84,269	$89,586
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow disclosure:
Income tax payments, net	$27,308	$18,128	$9,036
Interest payments, net	$6,283	$1,626	$3,796
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$488	$618	$1,075
Supplemental schedule of non-cash financing activities:
Shares of common stock issued upon redemption of convertible debt	4,578	—	3,882
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
The Company operates in two segments, Broadband and Video. The Broadband business provides broadband access solutions and related services, including our cOS software-based broadband access solution, to broadband operators globally. The Video business provides video processing and production and playout solutions and services worldwide to broadband operators and satellite and telecommunications (“telco”) pay-TV service providers, which are collectively referred to as “service providers,” and to broadcast and media companies, including streaming media companies.
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
The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. Two customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2024, and 2023. During the year ended December 31, 2024, Comcast and Charter Communications accounted for more than 10% of the Company’s total net revenue. During the year ended December 31, 2023 and 2022, Comcast was the only customer that accounted for more than 10% of the Company’s total net revenue.

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
Revenue Recognition
The Company classifies its total revenue in two categories on the face of the statement of operations, “Appliance and integration” and “SaaS and service”. Appliance and integration revenue includes revenue from the sale of hardware products and perpetual software licenses, as well as the associated professional services such as testing, design, installation, commissioning, and integration, collectively referred to as “professional services”. These professional service agreements, associated with the sale of hardware products and perpetual software licenses, are typically of a short duration and are considered an important component of the appliance business by management. SaaS and service revenue include usage fees for the Company’s SaaS platform and support service revenue from its appliance-based customers.
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
Support and maintenance: Support and maintenance services are satisfied ratably over time as the customer simultaneously receives and consumes the benefits of the services.
Arrangements with Multiple Performance Obligations: The Company has revenue arrangements that include multiple performance obligations. The Company allocates the transaction price to all distinct performance obligations based on their relative standalone selling prices (“SSP”). The Company may exercise judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together. The determination of SSP is based on the contractually stated, observable prices of the promised goods and services charged when sold separately to the customer. Where SSP is not directly observable, we determine the SSP using information which considers multiple factors including, but not limited to, major product groupings, gross margin objectives and pricing practices. Pricing practices taken into consideration include discounts offered and applicable price lists.

Contract Balances: Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
The amount of revenues recognized during the years ended December 31, 2024 and 2023 that were included in the opening deferred revenue balance as of January 1, 2024 and 2023, respectively, were $40.4 million and $54.1 million.
Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).
Contract assets and deferred revenue consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Contract assets	$4,288	$4,772
Deferred revenue	$57,269	$59,705
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Consolidated Balance Sheets.
Remaining performance obligations represent contracted revenues that had not yet been recognized and future revenue recognition is expected. The aggregate balance of the Company’s remaining performance obligations as of December 31, 2024, was $496.3 million, of which approximately 57% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
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
The balances of net capitalized contract costs included in the Company’s Consolidated Balance Sheets were as follows:

(in thousands)	As of December 31,
Balance Sheet Location:	2024	2023
Prepaid expenses and other current assets	$2,458	$1,879
Other non-current assets	1,407	1,944
Total net capitalized contract costs	$3,865	$3,823
The amortization of the capitalized contract costs for the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $2.3 million and $2.2 million, respectively.
Refer to Note 15, “Segment Information, Geographic Information and Customer Concentration” for disaggregated revenue information.
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

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally five years for furniture and fixtures, three years for software and four years for machinery and equipment. Depreciation for leasehold improvements are computed using the shorter of estimated useful lives or the terms of the related leases. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2024, the Company recorded a $1.8 million impairment charge for the total capitalized value of internally developed software. Additionally, the Company recognized impairment charges of $4.3 million related to leasehold improvements for the same period. Refer to Note 3, “Leases” for more details. For the years ended December 31, 2023 and 2022, there were no impairment charges for property and equipment.
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
We completed our annual goodwill impairment test in the fourth quarter of fiscal 2024. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. For the years ended December 31, 2024, 2023 and 2022, there were no impairment charges for goodwill.
Leases
The Company determines if an arrangement is a lease at inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease contracts do not provide an implicit borrowing rate; hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. Right-of-use (“ROU”) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. As of December 31, 2024, the Company has operating leases primarily consisting of facilities with remaining lease terms of 1 year to 8 years, some of which included the option to extend the term. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. The Company amortizes ROU assets as operating lease expense on a straight-line basis over the lease term. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current”, and “operating lease liabilities, non-current” in the Consolidated Balance Sheets.
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

The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its foreign subsidiaries in their nonfunctional currencies. These monetary assets and liabilities are being remeasured into the subsidiaries’ respective functional currencies using exchange rates as of the balance sheet date. Such remeasurement gains and losses are included in “Other income (expense), net” in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2024, the Company recorded remeasurement gain of approximately $2.4 million. During the years ended 2023 and 2022, the Company recorded remeasurement loss of approximately $0.2 million and $0.3 million, respectively.
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
The Company’s French subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize eligible research expenses. The R&D credits receivable from the French government for spending on innovative R&D under the CIR program are recorded as an offset to R&D expenses. In the years ended December 31, 2024, 2023 and 2022, the Company had R&D credits of $5.9 million, $6.2 million and $5.4 million, respectively.
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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $0.3 million, $0.5 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

The Company recognizes the stock-based compensation expense for RSUs, PRSUs, MRSUs and stock purchase rights under ESPP on straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes the stock-based compensation expense for PRSUs based on the probability of achieving performance criteria defined in the PRSU agreements. The Company estimates the number of PRSUs ultimately expected to vest and recognizes expense using the graded vesting attribution method over the requisite service period. Changes in the estimates related to probability of achieving certain performance criteria and number of PRSUs expected to vest could significantly affect the related stock-based compensation expense from one period to the next. The Company recognizes the expense for MRSUs over the requisite services periods regardless of whether the market conditions are satisfied.
Pension Plan
Under French law, the Company’s subsidiary in France is obligated to provide for a defined benefit plan to its employees upon their retirement from the Company. The Company’s defined benefit pension plan in France is unfunded.
The Company records its obligations related to the pension plans based on calculations that include various actuarial assumptions including employees’ age and period of service with the company, projected mortality rates, mobility rates and increases in salaries, and a discount rate. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its pension plan are reasonable based on its experience, market conditions and input from its actuaries.
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

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2024 and interim periods beginning in the first quarter of fiscal 2025. We adopted this ASU for our 2024 annual period and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. Refer to Note 15, “Segment information, Geographic Information and Customer Concentration”, for our updated presentation.
Recently Issued Accounting Pronouncement
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires entities to disclose specified information about certain expenses in the notes to the financial statements, including employee compensation. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the impact of this ASU on our consolidated financial statements and related disclosures.
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
NOTE 3. LEASES
The components of lease expense are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$6,943	$7,116
Variable lease cost	1,537	1,813
Total lease cost	$8,480	$8,929
Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$7,163	$6,970
Right-of-use assets obtained in exchange for operating lease obligations	$489	$—
During the year ended December 31, 2024, we reviewed the right-of-use assets and other fixed assets associated with our leased facilities for potential impairment due to intended changes in the use of these office locations, as we continue to adapt to the changing dynamics of work and seek to optimize the value of our business. Following our analyses, we recorded total lease-related impairment and other charges of $10.9 million. These charges primarily consisted of $3.9 million in right-of-use asset impairments, $4.3 million in leasehold improvement impairments, and $2.7 million related to the fair value of other unrecoverable facility costs.
For asset groups where impairment was triggered, the Company utilized an income approach to value the asset groups by developing discounted cash flow models. The assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows.

Other information related to leases are as follows:

	Year Ended December 31,
	2024	2023
Operating leases
Weighted-average remaining lease term (years)	5.0	5.5
Weighted-average discount rate	6.5%	6.4%
Future minimum lease payments under non-cancelable operating leases as of December 31, 2024 are as follows (in thousands):

Years ending December 31,
2025	$5,809
2026	4,784
2027	3,833
2028	3,255
2029	3,288
Thereafter	2,577
Total future minimum lease payments	$23,546
Less: imputed interest	(3,144)
Total lease liability balance	$20,402
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
The Company does not designate these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value of these foreign currency forward contracts are recognized in “Other income (expense), net” in the Consolidated Statements of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged. The balance sheet classification for the fair value of these forward contracts is other current assets for forward contracts in an unrealized gain position and other current liabilities for forward contracts in an unrealized loss position. Foreign currency forward contracts’ losses recognized during the years ended December 31, 2024 and 2023 were $1.4 million, and $0.2 million, respectively. Foreign currency forward contracts’ gains recognized during the year ended December 31, 2022 were $0.3 million.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts were as follows:

	As of December 31,
(in thousands)	2024	2023
Purchase	$—	$54,169
While the Company’s arrangements with its counterparties allow for net settlement, which is designed to reduce credit risk by permitting net settlement with the same counterparty, the Company recognizes all derivative instruments in the Consolidated Balance Sheets on a gross basis. There were no outstanding foreign currency forward contracts outstanding as of December 31, 2024. As of December 31, 2023, gross fair values of derivative assets and liabilities, recorded as components of “Prepaid expenses and other current assets” and “Other current liabilities” were $0.2 million and $0.4 million, respectively, in the Consolidated Balance Sheets.

In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash. As of December 31, 2024 and 2023, the total compensating balance maintained was $1.0 million.
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
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,000	$—	$—	$10,000	$23,683	$—	$—	$23,683
The Company's financial instruments not measured at fair value on a recurring basis were as follows:

	December 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Long-term debt	$114,278	$—	$114,278	$—	$—	$—	$—	$—
2024 Notes	$—	$—	$—	$—	$114,880	$—	$177,405	$—
Other borrowings	$13,635	$—	$13,635	$—	$15,413	$—	$15,413	$—
The carrying values of the amounts outstanding under the Credit Agreement approximate fair value because its variable interest rates are tied to market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company. The fair value of the Company’s convertible notes was influenced by interest rates, the price of the Company’s common stock and stock market volatility. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date. The Company’s French and other loans are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities; therefore, the carrying value of these debts approximate its fair value. Refer to Note 10, “Debt,” for additional information.
During the years ended December 31, 2024, 2023, and 2022, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 6: GOODWILL
The changes in the Company’s carrying amount of goodwill are as follows:

(in thousands)	Video	Broadband	Total
Balance as of December 31, 2022	$176,989	$60,750	$237,739
Foreign currency translation adjustment	1,380	31	1,411
Balance as of December 31, 2023	$178,369	$60,781	$239,150
Foreign currency translation adjustment	(2,266)	(8)	(2,274)
Balance as of December 31, 2024	$176,103	$60,773	$236,876
NOTE 7: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Accounts receivable	$180,541	$144,731
Less: allowance for expected credit losses and sales returns	(2,528)	(3,200)
Total	$178,013	$141,531
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
The following table is a summary of activities in allowances for expected credit losses and sales returns:

(in thousands)	Balance at Beginning of Period	Charges to Revenue	Charges to Expense	Deductions from Reserves	Balance at End of Period
Year ended December 31,
2024	$3,200	$1,010	$1,034	$(2,716)	$2,528
2023	$2,149	$1,224	$1,554	$(1,727)	$3,200
2022	$2,853	$1,118	$836	$(2,658)	$2,149
In September 2023, we entered into a Master Receivables Purchase Agreement with JP Morgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. On September 10, 2024, we delivered the notice to JP Morgan Chase Bank N.A. to, among other things, extend the purchase termination date to September 29, 2025. As of December 31, 2024, there were no receivables sold under this agreement.
NOTE 8: CERTAIN BALANCE SHEET COMPONENTS

Inventories:	As of December 31,
(in thousands)	2024	2023
Finished goods	$37,634	$43,987
Raw materials	14,214	27,806
Work-in-process	2,951	5,056
Service-related spares	9,205	7,133
Total	$64,004	$83,982

Prepaid expenses and other current assets:	As of December 31,
(in thousands)	2024	2023
Prepaid expenses	$4,219	$3,789
Contract assets (1)	4,288	4,772
Other current assets	13,763	12,389
Total	$22,270	$20,950
(1) Contract assets reflect the satisfied performance obligations for which the Company does not yet have an unconditional right to consideration.

Property and equipment, net:	As of December 31,
(in thousands)	2024	2023
Machinery and equipment	$77,710	$74,659
Capitalized software	26,882	27,129
Leasehold improvements	25,701	40,931
Furniture and fixtures	2,583	2,547
Construction-in-progress	1,081	1,789
Property and equipment, gross	133,957	147,055
Less: accumulated depreciation and amortization	(107,134)	(110,372)
Total	$26,823	$36,683
During the year ended December 31, 2024, the Company recorded a $1.8 million impairment charge for the total capitalized value of internally developed software. Additionally, the Company recognized an impairment charge of $4.3 million related to our leasehold improvements. Refer to Note 3, “Leases” for more details.

Other current liabilities:	As of December 31,
(in thousands)	2024	2023
Accrued employee compensation and related expenses	$25,053	$22,779
Income tax payable	11,728	4,407
Other	35,659	33,838
Total	$72,440	$61,024
NOTE 9: RESTRUCTURING AND RELATED CHARGES
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
During the first quarter of 2024, management initiated restructuring plans to further improve the Video business efficiencies in order to drive long-term growth and profitability. The planned activities were substantially completed in 2024. Total restructuring cost associated with these restructuring activities was $16.0 million and recorded to the restructuring expense line item within our Consolidated Statements of Operations.

The following table summarizes the activities related to the Company’s restructuring plans accrual, reported as components of “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets:

(in thousands)	Severance and Benefits
Balance at December 31, 2023	$313
Charges for current period	16,433
Cash payments	(10,128)
Other adjustments (1)	1,062
Balance at December 31, 2024	$7,680
Included in other current liabilities	$4,414
Included in other non-current liabilities	3,266
Balance at December 31, 2024	$7,680
(1) Other adjustments include $1.6 million transfer from pension liabilities and $(0.5) million foreign exchange impact.
For the year ended December 31, 2024, $0.5 million and $16.0 million of restructuring and related charges are included in “Cost of revenue” and “Operating expenses - Restructuring and related charges”, respectively, in the Consolidated Statements of Operations.
NOTE 10: DEBT
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
In April 2024, the Company settled the conversion of the entire $115.5 million in aggregate principal amount of the 2024 Notes. In accordance with the provisions of the 2024 Notes Indenture, the Company settled such conversions of the 2024 Notes by paying and delivering, as applicable, a combination of $115.5 million in cash and 4.6 million shares of the Company’s common stock.

The following table presents the components of the 2024 Notes:

	As of December 31,
(in thousands)	2024	2023
Liability:
Principal amount	$—	$115,500
Less: Debt issuance costs, net of amortization	—	(620)
Carrying amount	$—	$114,880
The following table presents interest expense recognized for the 2024 Notes:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Contractual interest expense	$912	$2,312	$2,312
Amortization of debt issuance costs	282	898	874
Total interest expense recognized	$1,194	$3,210	$3,186
Other Debts
The Company has a variety of debt and credit facilities primarily in France to satisfy the financing requirements of the operations of its French subsidiary. These arrangements are summarized in the table below:

	As of December 31,
(in thousands)	2024	2023
Financing from French government agencies related to various government incentive programs (1)	$11,024	$11,268
Relief loans (2)	2,611	4,145
Total debt obligations	13,635	15,413
Less: current portion	(4,941)	(4,918)
Long-term portion	$8,694	$10,495
(1) These loans bear variable interest rate at EURIBOR 1 month plus 1.9% and mature between 2025 through 2027.
(2) Refer to the below section “Relief Loans” for the description of these loans.
The table below presents the future minimum repayments of other debts as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$4,941
2026	4,959
2027	3,735
Total	$13,635

Relief Loans
In June 2020, Harmonic France was granted a loan from Société Générale S.A. (the “SG Loan”) in the aggregate amount of 5 million Euros, pursuant to a state guarantee program introduced in March 2020 to provide relief to companies from the financial consequences of the COVID-19 pandemic. The SG Loan was initially maturing in June 2021. During 2021, SG Loan maturity was extended to June 2026. The SG loan bears an effective interest rate of 0.51% per annum payable annually and may be repaid at any time prior to maturity with no repayment penalties. There are no restrictions on the use of funds from the SG Loan. The purpose of the funds from the SG Loan is to allow the preservation of activity and employment in France. As of December 31, 2024, there was $2.6 million outstanding under the loan, of which $1.3 million was recorded in “Other debts, current” and $1.3 million was recorded in “Other debts, non-current” in the Consolidated Balance Sheets.
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
Loans under the Revolving and Term Facilities bear interest, at a floating rate per annum equal to an adjusted Term Secured Overnight Financing Rate (“SOFR”) rate (based on one-, three- or six-month interest periods), plus a SOFR premium fee of 0.1% and an applicable margin of between 2.00% to 2.75% (Adjusted Term SOFR Loans), determined based on the Company’s consolidated net leverage ratio. Unused commitments under the Revolving Facility are subject to a quarterly fee ranging from 0.25% to 0.35%, determined based on the Company’s consolidated net leverage ratio.
The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2024, the Company was in compliance with the covenant under the Credit Agreement.
As of December 31, 2024, the Company had borrowings of $75.0 million and $39.5 million under the Revolving Facility and the Term Facility, respectively.
Beginning December 31, 2024, the principal amount of the term loans shall be repaid in quarterly installments equal to 1.25% of the principal amount of such Term Loans outstanding as of September 1, 2024, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of December 31, 2024, $2.3 million of such installment payments were due in twelve months and therefore classified as current portion of long-term debt on the consolidated balance sheet. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.
On July 11, 2024, the Company amended the Credit Agreement to, among other things, allow the Company and its subsidiaries to request letter of credits denominated in foreign currencies. On September 27, 2024, the Company further amended the Credit Agreement to align the dates on which the term loan amortization payments are made with the Company’s accounting calendar.
On December 20, 2024, the Company executed an additional amendment to, among other things, allow the Company and its subsidiaries to increase the borrowing capacity under the Revolving Facility of the Credit Agreement from $120.0 million to $160.0 million.
As of December 31, 2024, there were approximately $2.8 million of letters of credit outstanding under the Credit Agreement.

NOTE 11: EMPLOYEE BENEFIT PLANS
Equity Award Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and non-employees. Under the terms of the 1995 Stock Plan, no incentive stock option or non-statutory stock option may be granted in the ordinary course of business with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and options expire seven years from the date of grant. Some of the RSUs granted by the Company have performance-based vesting terms, where vesting is dependent on achievement of certain financial and non-financial operating goals of the Company (performance-based RSUs, or “PRSUs”), or where vesting is dependent on performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the NASDAQ Telecommunication Index (market-based RSUs, or “MRSUs”). The fair value of PRSUs is estimated on the date of grant based on the market value of our common stock. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period. The fair value of MRSUs subject to targeted levels of relative TSR is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved and is reflected over the service period. During the fiscal year 2024, the Company granted 77,571 and 329,166 shares of PRSUs and MRSUs, respectively.
The Company’s stockholders approved an amendment to the 1995 Stock Plan at the 2024 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 5,000,000 shares. As of December 31, 2024, an aggregate of 16,492,660 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 12,723,305 shares remained available for future grants.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, no non-statutory stock option may be granted with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally one year for RSUs and three years for options, and options expire seven years from the date of grant. As of December 31, 2024, an aggregate of 576,084 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 374,341 shares remained available for future grants.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. The Company’s stockholders approved an amendment to the ESPP Plan at the 2024 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 400,000 shares. As of December 31, 2024, 1,061,928 shares were reserved for future purchases by eligible employees. Under the ESPP, 622,004, 733,030 and 817,243 shares were issued during fiscal 2024, 2023 and 2022, respectively, representing $6.6 million, $6.6 million and $5.9 million in contributions.
Stock Options
All stock options were fully vested and exercised as of December 31, 2022. No stock options were granted in 2024.

Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2023	3,242	$12.42
Granted	3,180	13.22
Vested and issued	(2,107)	12.16
Forfeited	(868)	13.93
Balance at December 31, 2024	3,447	$12.95
The fair value of RSUs vested and issued during the years ended December 31, 2024, 2023 and 2022 was $25.6 million, $22.5 million and $22.4 million, respectively.
Share-based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Share-based compensation expense included in:
Cost of revenue	$1,091	$2,348	$2,233
Research and development expense	8,015	7,889	7,519
Selling, general and administrative expense	18,967	17,092	15,460
Total	$28,073	$27,329	$25,212

Share-based compensation expense by type of award:
RSUs	$23,299	$19,863	$17,786
PRSUs	1,044	3,398	3,865
MRSUs	1,646	1,705	1,558
Employee stock purchase rights under ESPP	2,084	2,363	2,003
Total	$28,073	$27,329	$25,212
As of December 31, 2024, total unrecognized share-based compensation cost related to unvested RSUs was $28.9 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.
French Pension Plan
Under French law, the Company’s subsidiaries in France are obligated to make certain payments to their employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement. The French pension plan is unfunded and there are no contributions to the plan required by related laws or funding regulations. No required contributions are expected in fiscal 2025, but the Company, at its discretion, may make contributions to the defined benefit plan.
The Company’s defined benefit pension obligations are measured annually as of December 31. The present value of these lump-sum payments is determined on an actuarial basis and the actuarial valuation considers the employees’ age and period of service with the Company, projected mortality rates, mobility rates, increases in salaries and a discount rate.

The Company’s pension obligations as of December 31, 2024 and 2023, and the changes to the Company’s pension obligations for each of those years, were as follows:

(in thousands)	2024	2023
Projected benefit obligation:
Balance at January 1	$5,596	$5,283
Service cost	242	217
Interest cost	205	169
Actuarial losses (gains)	330	(25)
Settlement	(1,612)	—
Benefits paid	(28)	(275)
Foreign currency translation adjustment	(201)	227
Balance at December 31	$4,532	$5,596

Presented on the Consolidated Balance Sheets as:
Current portion (included in “Accrued and other current liabilities”)	$—	$33
Long-term portion (included in “Other non-current liabilities”)	$4,532	$5,563
The table below presents the components of net periodic benefit costs:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Service cost	$242	$217	$259
Interest cost	205	169	50
Net periodic benefit cost included in result of operations	$447	$386	$309

The following assumptions were used in determining the Company’s pension obligation:

	As of December 31,
	2024	2023
Discount rate	3.2%	3.8%
Mobility rate	6.3%	6.2%
Salary progression rate	3.0%	3.0%
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
As of December 31, 2024, future benefits expected to be paid in each of the next five years, and in the aggregate for the five-year period thereafter are as follows (in thousands):

Year ending December 31,
2025	$—
2026	74
2027	195
2028	349
2029	273
2030 – 2034	3,436
Total	$4,327

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

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.50	0.50	0.50
Volatility	50%	46%	47%
Risk-free interest rate	5.3%	5.2%	1.4%
Expected dividends	0.0%	0.0%	0.0%
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
The estimated weighted-average fair value per share of stock purchase rights under the ESPP, granted for the years ended December 31, 2024, 2023 and 2022 was $3.76, $4.23 and $2.91, respectively.
NOTE 12: STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 10, 2025, the Board of Directors terminated the Company’s existing stock repurchase program and authorized a new program under which the Company may repurchase up to $200 million of its outstanding shares of common stock through February 2028. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
During the year ended December 31, 2024, the company repurchased and retired approximately 2.4 million shares of the Company’s common stock for an aggregate amount of $30.0 million.
NOTE 13: INCOME TAXES

Income (loss) before income tax:	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$37,949	$(1,734)	$24,680
Foreign	19,984	20,875	19,805
Income before income taxes	$57,933	$19,141	$44,485

Provision for (benefit from) income taxes:	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$24,749	$19,441	$4,443
State	5,755	4,582	3,236
Foreign	4,648	3,980	3,730
Deferred:
Federal	(19,152)	(81,632)	—
State	104	(12,416)	—
Foreign	2,612	1,192	4,894
Total provision for (benefit from) income taxes	$18,716	$(64,853)	$16,303
The difference between the tax provision at the statutory federal income tax rate and the provision for (benefit from) income tax as a percentage of income (loss) before income taxes (effective tax rate) for each period was as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21%	21%	21%
Increase (reduction) in rate resulting from:
State Taxes	5%	(4)%	7%
Differential in rates on foreign earnings	2%	(13)%	1%
Change in valuation allowance	1%	(350)%	15%
Change in liabilities for uncertain tax positions	1%	—%	—%
Non-deductible stock-based compensation	3%	6%	4%
Permanent differences	(1)%	(5)%	(1)%
Adjustments related to tax positions taken during prior years	1%	12%	(8)%
Research and development credits	(1)%	(6)%	(2)%
Effective tax rate	32%	(339)%	37%
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to the geographical mix of income and losses and the resulting income and withholding taxes from operations in the foreign tax jurisdictions. The Company’s effective income tax rate may be affected by changes in its interpretations of tax laws and tax agreements in any given jurisdiction, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as one-time discrete items. During fiscal 2024, the Company recorded income tax expense of $18.7 million.

The components of deferred taxes are as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Reserves and accruals	$25,069	$24,908
Net operating loss carryforwards	11,044	14,376
Research and development credit carryforwards	30,350	30,117
Deferred stock-based compensation	2,341	1,863
Intangibles	4,912	5,651
Operating lease liabilities	4,953	6,216
Capitalized research and development expenses	83,055	64,075
Other	3,219	3,110
Gross deferred tax assets	164,943	150,316
Valuation allowance	(37,489)	(37,084)
Gross deferred tax assets after valuation allowance	127,454	113,232
Deferred tax liabilities:
Depreciation	(3,127)	(3,506)
Operating lease right-of-use assets	(3,299)	(5,019)
Gross deferred tax liabilities	(6,426)	(8,525)
Net deferred tax assets	$121,028	$104,707
The following table summarizes the activities related to the Company’s valuation allowance:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of period	$37,084	$101,020	$90,247
Additions	481	477	10,773
Deductions	(76)	(64,413)	—
Balance at end of period	$37,489	$37,084	$101,020
Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In 2023, the Company determined that deferred tax assets in the U.S federal and certain state jurisdictions would be realizable and released the valuation allowance against those assets accordingly. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
As of December 31, 2024, the Company had $59.2 million and $25.7 million of foreign and U.S. state net operating loss (“NOL”) carryforwards, respectively. Certain foreign NOLs expire beginning in 2026, if not utilized, while the majority of the foreign NOLs carryforward indefinitely. Certain U.S. states NOL carryforward expires at various dates beginning in 2027, if not utilized.
As of December 31, 2024, the Company had U.S. federal and California state tax credit carryforwards of approximate $2.2 million and $37.1 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit carryforward will not expire.
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize U.S. net operating losses, tax credits and other tax attributes may be limited.
The Company has not provided U.S. state income taxes and foreign withholding taxes, on approximately $85.6 million of cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in the Company’s judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2024, the Company had $12.0 million of unrecognized future tax benefits. Of these, $5.3 million would favorably impact the effective tax rate in future periods if recognized, and $6.7 million will have no or minimal impact on the effective tax rate in future periods if recognized due to a valuation allowance on such unrecognized tax benefits.

The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of period	$12.5	$11.1	$13.8
Increase in balance related to tax positions taken during current year	0.2	0.4	0.3
Decrease in balance as a result of a lapse of the applicable statutes of limitations	—	—	—
Increase in balance related to tax positions taken during prior years	0.3	1.0	—
Decrease in balance related to tax positions taken during prior years	(1.0)	—	(3.0)
Balance at end of period	$12.0	$12.5	$11.1
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2022 through 2024, were not material. Although inherently uncertain, the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The 2021 through 2024 tax years generally remain subject to examination by U.S. federal and most state tax authorities. Net operating losses generated on a tax return basis by the Company for the 2015 to 2020 tax years and research and development credits for 2011 to 2024 tax years remain open to examination. In addition, the Company remains subject to income tax examination for several other jurisdictions, including in Switzerland for years after 2014, Israel for years after 2019, and France for years after 2015.

NOTE 14: NET INCOME PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock options, restricted stock units, and shares issuable under the ESPP, and the if-converted method for the convertible Notes.
As noted in Note 10, “Debt,” the principal amount of the 2022 Notes and the 2024 Notes was settled in cash and the conversion spread value of the 2022 Notes and the 2024 Notes was settled in shares.
The following table sets forth the computation of the basic and diluted net income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income	$39,217	$83,994	$28,182
Denominator:
Weighted average number of shares outstanding:
Basic	115,120	111,651	105,080
2022 Notes	—	—	2,681
2024 Notes	1,435	4,320	2,441
Stock options	—	—	213
Restricted stock units	921	1,355	1,884
Stock purchase rights under ESPP	6	33	79
Diluted	117,482	117,359	112,378
Net income per share:
Basic	$0.34	$0.75	$0.27
Diluted	$0.33	$0.72	$0.25
The following table set forth the potential dilutive shares that were excluded from the computation of diluted net income per share, because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Restricted stock units	539	276	38

NOTE 15: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
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
The Company’s CODM allocates resources to and assesses the performance of each operating segment using information about the operating segment’s revenue and income (loss) from operations. Our CODM does not evaluate operating segments using asset or liability information.
The following table set forth our segment information of revenue, expense, and income (loss) from operations:

	Year Ended December 31, 2024
(in thousands)	Broadband	Video	Total
Revenue	$488,200	$190,522	$678,722
Less:
Cost of revenue	246,014	65,238	311,252
Research and development expense	57,822	55,139	112,961
Selling, general and administrative	66,010	67,389	133,399
Segment operating income	$118,354	$2,756	$121,110

	Year Ended December 31, 2023
(in thousands)	Broadband	Video	Total
Revenue	$388,482	$219,425	$607,907
Less:
Cost of revenue	206,550	85,776	292,326
Research and development expense	55,494	62,899	118,393
Selling, general and administrative	61,863	79,491	141,354
Segment operating income (loss)	$64,575	$(8,741)	$55,834

	Year Ended December 31, 2022
(in thousands)	Broadband	Video	Total
Revenue	$350,768	$274,189	$624,957
Less:
Cost of revenue	197,737	108,571	306,308
Research and development expense	50,620	62,166	112,786
Selling, general and administrative	50,128	81,130	131,258
Segment operating income	$52,283	$22,322	$74,605

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total consolidated segment operating income	$121,110	$55,834	$74,605
Stock-based compensation (1)	(28,073)	(27,329)	(25,212)
Restructuring and related charges (1)	(16,433)	(1,132)	(3,874)
Lease-related asset impairment and other charges (1)	(10,889)	—	—
Asset impairment charges (1)	(1,824)	—	—
Non-recurring advisory fees (1)	(755)	(5,201)	—
Consolidated income from operations	63,136	22,172	45,519
Non-operating expense, net	(5,203)	(3,031)	(1,034)
Income before income taxes	$57,933	$19,141	$44,485
(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges, lease-related and other charges, asset impairment charges and other non-recurring expenses to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.
Disaggregation of Revenues
The following table provides a summary of total revenues disaggregated by type:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Product sales	$482,110	$396,682	$423,858
Professional services	25,268	39,196	49,948
Total Appliance and integration	507,378	435,878	473,806
SaaS	56,211	50,888	34,665
Support services	115,133	121,141	116,486
Total SaaS and services	171,344	172,029	151,151
Total revenue	$678,722	$607,907	$624,957
The following table provides a summary of total net revenues by geographic region:

Net revenue:	Year Ended December 31,
(in thousands)	2024	2023	2022
United States (1)	$515,040	$408,951	$393,991
Other countries (1)	163,682	198,956	230,966
Total	$678,722	$607,907	$624,957
(1) Revenue is attributed to countries based on the location of the customer.
Other than the United States, no single country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2024, 2023 and 2022.

Property and equipment, net:	As of December 31,
(in thousands)	2024	2023
United States	$16,467	$24,260
Israel	7,351	9,542
France	2,757	2,520
Other countries	248	361
Total	$26,823	$36,683

Customer Concentration
Comcast and Charter Communications accounted for 44% and 18% of the Company’s total net revenues during the year ended December 31, 2024, respectively. Comcast accounted 44% and 39% of the Company’s total net revenues during the years ended December 31, 2023 and 2022, respectively.
NOTE 16: COMMITMENTS AND CONTINGENCIES
Bank Guarantees and Standby Letters of Credit
As of December 31, 2024 and 2023, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $2.9 million and $2.3 million, respectively, consisting of building leases and performance bonds issued to customers.
In December 2023, the Company entered into a Credit Agreement, with Citibank, N.A., as administrative agent for the lenders. The Credit Agreement refinances and replaces the Company’s prior credit agreement, dated as of December 19, 2019, as amended, with JPMorgan Chase Bank, N.A., as lender. In July 2024, the Company amended the Credit Agreement to allow the Company and its subsidiaries to request letter of credits denominated in foreign currencies. As of December 31, 2024, there were no borrowings under the Credit Agreement outstanding and approximately $2.8 million of letters of credit outstanding under the Credit Agreement. The Company was in compliance with the covenants under the Credit Agreement as of December 31, 2024. Refer to Note 10, “Debt” of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.
Indemnification
The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2024.
Purchase Commitments
As of December 31, 2024, the Company had approximately $113.9 million of commitments to purchase goods and services.
NOTE 17: LEGAL PROCEEDINGS
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
NOTE 18: SUBSEQUENT EVENT
On February 10, 2025, Harmonic announced that its board of directors has terminated the Company’s existing stock repurchase program and authorized a new program under which the Company may repurchase up to $200 million of its outstanding shares of common stock through February 2028. The Company intends to fund the share repurchases from cash on hand and cash generated from operations. Repurchases under the program may be made from time to time through open market purchases and 10b5-1 trading plans, in accordance with applicable securities laws. The timing and amount of any repurchases will depend on a variety of factors, including the price of Harmonic's common stock, business and market conditions, corporate regulatory requirements, strategic opportunities and other factors. The stock repurchase program does not commit Harmonic to acquire any particular amounts of its common stock, and the program may be amended, suspended or discontinued at any time at the Company's discretion.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2024.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2024, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2025 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2025 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
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
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of Harmonic and our subsidiaries, including directors, officers, and employees and, to certain other covered persons, as well as to Harmonic itself. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description
3.1 (i)	Certificate of Incorporation of Harmonic Inc., as amended
3.2 (ii)	Amended and Restated Bylaws of Harmonic Inc.
4.1 (iii)	Form of Common Stock Certificate
4.2 (iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4.3 (v)	Description of Common Stock
10.1 (vi)*	Form of Indemnification Agreement
10.2 (vii)*	1995 Stock Plan, as amended and restated on June 11, 2024
10.3 (viii)*	2002 Director Stock Plan, as amended and restated on June 8, 2021
10.4 (ix)*	2002 Employee Stock Purchase Plan, as amended and restated on June 11, 2024
10.5 (x)*	Form of Change of Control Severance Agreement between Harmonic Inc. and Timothy Chu
10.6 (xi)*	Offer Letter, dated as of May 10, 2023, between Harmonic Inc. and Walter Jankovic
10.7 (xii)*	Change of Control Severance Agreement, dated as of May 22, 2023, between Harmonic Inc. and Walter Jankovic
10.8 (xiii)*	Amended and Restated Change of Control Severance Agreement, dated as of November 30, 2023, between Harmonic Inc. and Neven Haltmayer
10.9 (xiv)	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement
10.10 (xv)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.11 (xvi)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.12 (xvii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.13 (xviii)	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement
10.14 (xix)	Fifth Amendment to Credit Agreement, dated as of September 29, 2023, by and among Harmonic Inc., Harmonic International GmbH and JPMorgan Chase Bank, N.A.
10.15 (xx)	Master Receivables Purchase Agreement dated as of September 29, 2023, by and between Harmonic Inc. and JPMorgan Chase Bank, N.A.
10.16 (xxi)	Credit Agreement, dated as of December 21, 2023, by and among Harmonic Inc., the lenders party thereto and Citibank, N.A., as administrative agent, swingline lender and L/C issuer
10.17 (xxii)	Third Amendment to Credit Agreement, dated as of December 23, 2024, by and among Harmonic Inc., the subsidiary guarantor party thereto, the lenders party thereto and Citibank, N.A.
10.18 (xxiii)	Settlement Agreement by and between the Company and Ian Graham dated April 15, 2024.
10.19 (xxiv)*	CEO Appointment Letter between Harmonic Video Networks Ltd. and Nimrod Ben-Natan, signed April 29, 2024.
10.20 (xxv)*	Change of Control Severance Agreement between the Company and Nimrod Ben-Natan, as amended and restated, effective June 11, 2024.

10.21 (xxvi)	Consulting Agreement between the Company and Patrick Harshman, signed April 29, 2024.
19.1	Insider Trading Policy
21.1	Subsidiaries of Harmonic Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy dated October 30, 2023
101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2024, December 31, 2023 and December 31, 2022; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, December 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, December 31, 2023 and December 31, 2022; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, December 31, 2023 and December 31, 2022; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(vi)Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(vii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated November 1, 2024.
(viii)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 20, 2021.
(ix)Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated November 1, 2024.
(x)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 26, 2018.
(xi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2023.
(xii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2023.
(xiii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 6, 2023.
(xiv)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(xv)Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xvi)Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(xvii)Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xviii)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(xix)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2023.
(xx)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 4, 2023.
(xxi)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 21, 2023.
(xxii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 26, 2024.
(xxiii)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2024.
(xxiv)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2024.
(xxv)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2024.
(xxvi) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2024.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 14, 2025.

HARMONIC INC.

By:	/s/ NIMROD BEN-NATAN
Nimrod Ben-Natan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIMROD BEN-NATAN	President & Chief Executive Officer (Principal Executive Officer)	February 14, 2025
(Nimrod Ben-Natan)

/s/ WALTER JANKOVIC	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2025
(Walter Jankovic)

/s/ PATRICK GALLAGHER	Chairperson	February 14, 2025
(Patrick Gallagher)

/s/ DAN WHALEN	Director	February 14, 2025
(Dan Whalen )

/s/ DAVID KRALL	Director	February 14, 2025
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	February 14, 2025
(Deborah L. Clifford)

/s/ DANA CRANDALL	Director	February 14, 2025
(Dana Crandall)

/s/ NEEL DEV	Director	February 14, 2025
(Neel Dev)

/s/ STEPHANIE COPELAND	Director	February 14, 2025
(Stephanie Copeland)