Form 10-Q
period 2025-03-28
HARMONIC INC
filed 2025-05-01
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 28, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 28, 2025 was 113,096,815.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	March 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$148,708	$101,457
Restricted cash	330	332
Accounts receivable, net	98,568	178,013
Inventories	62,055	64,004
Prepaid expenses and other current assets	31,031	22,270
Total current assets	340,692	366,076
Property and equipment, net	26,635	26,823
Operating lease right-of-use assets	12,912	12,411
Goodwill	238,200	236,876
Deferred income taxes, net	120,472	121,028
Other non-current assets	34,837	33,292
Total assets	$773,748	$796,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	2,444	2,194
Current portion of other borrowings	5,109	4,941
Accounts payable	27,332	35,250
Deferred revenue	51,090	47,069
Operating lease liabilities	5,679	5,675
Other current liabilities	73,567	72,440
Total current liabilities	165,221	167,569
Long-term debt	111,347	112,084
Other long-term borrowings	8,989	8,694
Operating lease liabilities, non-current	15,002	14,727
Other non-current liabilities	27,059	28,174
Total liabilities	327,618	331,248
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 114,679 and 116,735 shares issued and outstanding at March 28, 2025 and December 31, 2024, respectively	115	117
Additional paid-in capital	2,442,010	2,432,733
Accumulated deficit	(1,983,872)	(1,953,495)
Accumulated other comprehensive loss	(12,123)	(14,097)
Total stockholders’ equity	446,130	465,258
Total liabilities and stockholders’ equity	$773,748	$796,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 28, 2025	March 29, 2024
Revenue:
Appliance and integration	$91,541	$81,595
SaaS and service	41,594	40,465
Total net revenue	133,135	122,060
Cost of revenue:
Appliance and integration	41,664	43,074
SaaS and service	12,897	15,905
Total cost of revenue	54,561	58,979
Total gross profit	78,574	63,081
Operating expenses:
Research and development	31,349	30,705
Selling, general and administrative	37,098	38,865
Restructuring and related charges	—	3,037
Total operating expenses	68,447	72,607
Income (loss) from operations	10,127	(9,526)
Interest expense, net	(1,474)	(723)
Other expense, net	(172)	(289)
Income (loss) before income taxes	8,481	(10,538)
Provision for (benefit from) income taxes	2,541	(2,449)
Net income (loss)	$5,940	$(8,089)

Net income (loss) per share:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)
Weighted average shares outstanding:
Basic	116,319	112,350
Diluted	117,021	112,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net income (loss)	$5,940	$(8,089)
Foreign currency translation adjustments	1,819	(2,914)
Other comprehensive income (loss) before tax	1,819	(2,914)
Provision for (benefit from) income taxes	(155)	93
Other comprehensive income (loss), net of tax	1,974	(3,007)
Total comprehensive income (loss)	$7,914	$(11,096)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended March 28, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	116,735	$117	$2,432,733	$(1,953,495)	$(14,097)	$465,258
Net income	—	—	—	5,940	—	5,940
Other comprehensive income, net of tax	—	—	—	—	1,974	1,974
Issuance of common stock under award and purchase plans, net	1,425	1	505	—	—	506
Repurchase of common stock	(3,481)	(3)	—	(36,076)	—	(36,079)
Excise tax on share repurchases	—	—	—	(241)	—	(241)
Stock-based compensation	—	—	8,772	—	—	8,772
Balance at March 28, 2025	114,679	$115	$2,442,010	$(1,983,872)	$(12,123)	$446,130

	Three Months Ended March 29, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
Net loss	—	—	—	(8,089)	—	(8,089)
Other comprehensive loss, net of tax	—	—	—	—	(3,007)	(3,007)
Issuance of common stock under stock option, award and purchase plans, net	1,197	1	(1,872)	—	—	(1,871)
Repurchase of common stock	(1,658)	(1)	—	(21,675)	—	(21,676)
Stock-based compensation	—	—	6,923	—	—	6,923
Balance at March 29, 2024	111,946	$112	$2,410,094	$(1,992,339)	$(8,713)	$409,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net income (loss)	$5,940	$(8,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,720	3,085
Stock-based compensation	8,465	6,923
Foreign currency remeasurement	377	(1,108)
Deferred income taxes, net	712	(3,806)
Provision for excess and obsolete inventories	1,793	757
Other adjustments	(19)	240
Changes in operating assets and liabilities:
Accounts receivable, net	79,609	35,187
Inventories	2,242	(4,571)
Prepaid expenses and other assets	(8,356)	(5,041)
Accounts payable	(8,820)	5,988
Deferred revenues	3,151	5,071
Other liabilities	(4,209)	(7,816)
Net cash provided by operating activities	83,605	26,820
Cash flows from investing activities:
Purchases of property and equipment	(1,872)	(1,911)
Net cash used in investing activities	(1,872)	(1,911)
Cash flows from financing activities:
Payments for debt issuance costs	—	(327)
Repurchase of common stock	(36,079)	(21,675)
Repayment of long-term debt	(500)	—
Proceeds from common stock issued to employees	3,056	3,542
Taxes paid related to net share settlement of equity awards	(2,551)	(5,413)
Net cash used in financing activities	(36,074)	(23,873)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,590	(1,000)
Net increase in cash and cash equivalents and restricted cash	47,249	36
Cash and cash equivalents and restricted cash at beginning of period	101,789	84,269
Cash and cash equivalents and restricted cash at end of period	$149,038	$84,305

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$148,708	$84,305
Restricted cash	330	—
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$149,038	$84,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 28, 2025	March 29, 2024
Supplemental cash flow disclosure:
Income tax payments, net	$1,138	$1,110
Interest payments, net	$1,686	$859
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,064	$396
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair statement of our financial information. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Operating results for interim periods are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2025. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2024 Form 10-K. There have been no significant changes to these policies during the three months ended March 28, 2025.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
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
From time to time, new accounting pronouncements are issued by the FASB, or other standards setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	March 28, 2025	December 31, 2024
Contract assets	$5,775	$4,288
Deferred revenue	$60,573	$57,269
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.

Revenue recognized during the three months ended March 28, 2025 and March 29, 2024, that was included within the deferred revenue balance at January 1, 2025 and January 1, 2024, was $19.1 million and $16.3 million, respectively.
Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of March 28, 2025 was $485.1 million, 51% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 10, “Segment Information” for disaggregated revenue information.
NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Operating lease cost	$1,666	$1,729
Variable lease cost	257	390
Total lease cost	$1,923	$2,119
Supplemental information related to leases are as follows:

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Cash paid for operating lease liabilities	$1,523	$1,795
Right-of-use assets obtained in exchange for operating lease obligations	$1,388	$—
NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	March 28, 2025	December 31, 2024
Accounts receivable	$100,560	$180,541
Less: allowances for expected credit losses and sales returns	(1,992)	(2,528)
Total	$98,568	$178,013

Inventories, net:	As of
(in thousands)	March 28, 2025	December 31, 2024
Finished goods	$35,342	$37,634
Raw materials	13,754	14,214
Work-in-process	3,545	2,951
Service-related spares	9,414	9,205
Total	$62,055	$64,004

Prepaid expenses and other current assets:	As of
(in thousands)	March 28, 2025	December 31, 2024
Prepaid expenses	$16,641	$4,219
Contract assets	5,775	4,288
Other current assets	8,615	13,763
Total	$31,031	$22,270

Property and equipment, net:	As of
(in thousands)	March 28, 2025	December 31, 2024
Machinery and equipment	$77,522	$77,710
Capitalized software	27,021	26,882
Leasehold improvements	25,832	25,701
Furniture and fixtures	2,593	2,583
Construction-in-progress	1,651	1,081
Property and equipment, gross	134,619	133,957
Less: accumulated depreciation and amortization	(107,984)	(107,134)
Total	$26,635	$26,823

Other current liabilities:	As of
(in thousands)	March 28, 2025	December 31, 2024
Accrued employee compensation and related expenses	$20,108	$25,053
Income tax payable	13,208	11,728
Accrued customer rebates	8,696	5,327
Accrued liabilities for excess and obsolete inventory	8,483	7,247
Other	23,072	23,085
Total	$73,567	$72,440

NOTE 6: DEBT
2.00% Convertible Senior Notes due 2024 (the “2024 Notes”)
In September 2019, the Company issued $115.5 million in aggregate principal amount of the 2024 Notes pursuant to an indenture (the “2024 Notes Indenture”), dated September 13, 2019, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The 2024 Notes would have matured on September 1, 2024, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.
In April 2024, the Company settled the conversion of the entire $115.5 million in aggregate principal amount of the 2024 Notes. In accordance with the provisions of the 2024 Notes Indenture, the Company settled such conversions of the 2024 Notes by paying and delivering, as applicable, a combination of $115.5 million in cash and 4.6 million shares of the Company’s common stock.
Revolving and Term Facilities
In December 2023, the Company entered into a five-year Credit Agreement (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent for the lenders. As amended, the Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $160.0 million (“the Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Revolving Facility and the Term Facility both mature on December 21, 2028. The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. The proceeds of the loans under the Term Facility were required to be used to repurchase, redeem, acquire or otherwise settle the 2024 Notes. In April 2024, the Company borrowed all $40.0 million under the Term Facility in connection with settling conversions of the 2024 Notes. The Credit Agreement also includes an uncommitted accordion feature whereby the Company may increase the Revolving Facility and/or establish one or more new term loan facilities by an aggregate amount not to exceed $100.0 million, during the term of the Credit Agreement, subject to certain conditions, including lender consent.
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
The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of March 28, 2025, the Company was in compliance with the covenant under the Credit Agreement.
As of March 28, 2025, the Company had borrowings of $75.0 million and $39.0 million under the Revolving Facility and the Term Facility, respectively. For the three months ended March 28, 2025, the Company incurred interest expenses of $1.8 million on these borrowings.
Beginning December 31, 2024, the principal amount of the term loans shall be repaid in quarterly installments equal to 1.25% of the principal amount of such Term Loans outstanding as of the date the 2024 Notes were fully converted, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of March 28, 2025, $2.5 million of such installment payments were due in twelve months and therefore classified as current portion of long-term debt on the condensed consolidated balance sheet. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.
In July 2024, the Company amended the Credit Agreement to, among other things, allow the Company and its subsidiaries to request letter of credits denominated in foreign currencies. In September 2024, the Company amended the Credit Agreement to align the dates on which the term loan amortization payments are made with the Company’s accounting calendar.
In December 2024, the Company executed an additional amendment to, increase the borrowing capacity under the Revolving Facility of the Credit Agreement from $120.0 million to $160.0 million pursuant to the accordion feature under the Credit Agreement.

NOTE 7: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Cost of revenue	$562	$523
Research and development	2,492	1,955
Selling, general and administrative	5,411	4,445
Total	$8,465	$6,923
Restricted Stock Units:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2024	3,447	$12.95
Granted	1,148	8.77
Vested	(1,372)	12.32
Forfeited	(83)	13.11
Balance at March 28, 2025	3,140	$11.69
The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (as amended and restated, the “ESPP”) and current active stock plans adopted in 1995 and 2002 (as amended and restated, the “1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 11, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2024 Form 10-K for details pertaining to each plan.
As of March 28, 2025, an aggregate of 10,153,234 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 6,753,629 shares remained available for future grants. As of March 28, 2025, an aggregate of 278,979 shares of common stock were reserved for issuance under the 2002 Director Plan.
Share Repurchase Program
In February 2025, the Board of Directors terminated the Company’s existing stock repurchase program and authorized a new program under which the Company may repurchase up to $200 million of its outstanding shares of common stock through February 2028. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
During the three months ended March 28, 2025, the Company repurchased and retired approximately 3.5 million shares of the Company’s common stock for an aggregate amount of $36.1 million. As of March 28, 2025, approximately $163.9 million of the share repurchase authorization remained available for repurchases under this program.

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
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 28, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$90,045	$—	$—	$90,045	$10,000	$—	$—	$10,000
The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	March 28, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Long-term debt	$113,791	$—	$113,791	$—	$114,278	$—	$114,278	$—
Other borrowings	$14,098	$—	$14,098	$—	$13,635	$—	$13,635	$—

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
As noted in Note 6, “Debt,” the principal amount of the 2024 Notes was settled in cash while the conversion spread value was settled in shares.
The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2025	March 29, 2024
Numerator:
Net income (loss)	$5,940	$(8,089)
Denominator:
Weighted average number of shares outstanding:
Basic	116,319	112,350
Restricted stock units	687	—
Stock purchase rights under the ESPP	15	—
Diluted	117,021	112,350
Net income (loss) per share:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)
The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effects were anti-dilutive:

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
2024 Notes	—	4,287
Restricted stock units	753	3,197
Stock purchase rights under the ESPP	—	316
Total	753	7,800
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

The following table set forth our segment information of revenue, expense, and income (loss) from operations:

	Three Months Ended March 28, 2025
(in thousands)	Broadband	Video	Total
Revenue	$84,878	$48,257	$133,135
Less:
Cost of revenue	37,798	16,202	54,000
Research and development	16,067	12,789	28,856
Selling, general and administrative	16,992	14,695	31,687
Segment operating income	$14,021	$4,571	$18,592

	Three Months Ended March 29, 2024
(in thousands)	Broadband	Video	Total
Revenue	$78,897	$43,163	$122,060
Less:
Cost of revenue	41,403	16,594	57,997
Research and development	13,548	15,202	28,750
Selling, general and administrative	15,352	18,718	34,070
Segment operating income (loss)	$8,594	$(7,351)	$1,243
A reconciliation of the Company’s consolidated segment operating income to consolidated income (loss) before income taxes is as follows:

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Total consolidated segment operating income	$18,592	$1,243
Stock-based compensation (1)	(8,465)	(6,923)
Restructuring and related charges (1)	—	(3,497)
Non-recurring advisory fees (1)	—	(349)
Consolidated income (loss) from operations	10,127	(9,526)
Non-operating expense, net	(1,646)	(1,012)
Income (loss) before income taxes	$8,481	$(10,538)
(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges, and other non-recurring expenses to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.
Disaggregation of Revenues
The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Product sales	$88,070	$73,916
Professional services	3,471	7,679
Total Appliance and integration	91,541	81,595
SaaS	14,767	12,864
Support services	26,827	27,601
Total SaaS and services	41,594	40,465
Total revenue	$133,135	$122,060

The following table provides a summary of total revenues by geographic region:

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
United States (1)	$88,861	$81,992
Other countries (1)	44,274	40,068
Total revenue	$133,135	$122,060
(1)  Revenue is attributed to countries based on the location of the customer.
No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three months ended March 28, 2025 and March 29, 2024, respectively.
NOTE 11: RESTRUCTURING AND RELATED CHARGES
During the first quarter of 2024, management initiated restructuring plans to further improve the Video business efficiencies in order to drive long-term growth and profitability. The planned restructuring activities were completed by December 31, 2024. As of March 28, 2025, the related accrued restructuring liability totaled $6.3 million with $3.9 million included in "Other current liabilities," and $2.4 million in "Other non-current liabilities" on the condensed consolidated balance sheet.
NOTE 12: COMMITMENTS AND CONTINGENCIES
Legal proceedings
From time to time, the Company is involved in lawsuits and is subject to various legal proceedings, claims, threatened litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements, and (ii) the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably probable losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.
NOTE 13: SUBSEQUENT EVENTS
Subsequent to March 28, 2025 and through May 1, 2025, the Company repurchased approximately 1.6 million shares of the Company’s common stock for an aggregate amount of $14.0 million pursuant to a 10b5-1 trading plan.

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
•the impact of U.S. and foreign withholding taxes on our ability to repatriate funds held outside the United States;
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
We conduct business in three geographic regions—the Americas, Europe, the Middle East, and Africa (EMEA), and Asia-Pacific (APAC)—and operate in two segments, Broadband and Video. Our Broadband business sells broadband access solutions and related services, including our cOS™ software-based broadband access solutions, to broadband operators globally. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies.
Historically, our revenue has been dependent upon spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and impact of factors such as the Middle East and Russia-Ukraine conflicts, inflation, changes in interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customer end-market conditions; customers suspending or reducing spending in anticipation of new products or new standards; impact of heightened, new, or proposed tariffs; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, cloud service providers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us.
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
Our critical accounting estimates are disclosed in our 2024 Annual Report on Form 10-K, as filed with the SEC on February 14, 2025. There have been no significant changes to these estimates during the three months ended March 28, 2025.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the condensed consolidated financial statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Appliance and integration	$91,541	$81,595	$9,946	12%
as % of total net revenue	69%	67%
SaaS and service	41,594	40,465	1,129	3%
as % of total net revenue	31%	33%
Total net revenue	$133,135	$122,060	$11,075	9%
Appliance and integration net revenue increased by $9.9 million during the three months ended March 28, 2025, compared to the corresponding period in 2024. The growth was primarily driven by a $5.9 million increase in our Broadband segment revenue, reflecting higher sales to existing customers due to increased deployments. The remaining $4.0 million increase was attributable to the Video segment, also driven by increased sales to existing customers.
SaaS and service net revenue increased by $1.1 million during the three months ended March 28, 2025, compared to the corresponding period in 2024, primarily due to a $1.9 million increase in SaaS revenue, mainly driven by the acquisition of new customers. This increase was partially offset by a $0.8 million decline in support services revenue in the Video segment due to lower contract renewals.

Gross Profit

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Gross profit	$78,574	$63,081	$15,493	25%
as % of total net revenue (“gross margin”)	59.0%	51.7%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin improved by 730 basis points in the three months ended March 28, 2025, compared to the corresponding period in 2024, driven by contributions from both the Broadband and the Video segments. The margin expansion of 540 basis points in the Broadband segment was primarily due to benefits from a favorable product mix. The margin expansion of 190 basis points in the Video segment was also primarily due to a favorable appliance product mix.
Research and Development Expenses

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Research and development	$31,349	$30,705	$644	2%
as % of total net revenue	24%	25%
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
Research and development expenses increased by $0.6 million, compared to the corresponding period in 2024. The increase was primarily driven by a $3.0 million increase in investments to support the growth of our Broadband business, partially offset by a $2.4 million decrease in the Video business due to headcount reductions from 2024 restructuring activities.
Selling, General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Selling, general and administrative	$37,098	$38,865	$(1,767)	(5)%
as % of total net revenue	28%	32%
Selling, general and administrative expenses decreased by $1.8 million in the three months ended March 28, 2025, compared to the corresponding period in 2024, primarily due to a $4.0 million decrease in the Video business resulting from headcount reductions related to 2024 restructuring activities, partially offset by a $2.2 million increase in spending to support the growth of the Broadband business.

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

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Total restructuring and related charges	$—	$3,497	$(3,497)	*
*Not meaningful
Restructuring and related charges in the three months ended March 28, 2025 decreased by $3.5 million compared to the corresponding period in 2024, primarily due to higher severance and employee benefits costs recorded in connection with 2024 restructuring activities in the prior period. Refer to Note 11, “Restructuring and Related Charges,” of the Notes to our condensed consolidated financial statements for additional information.
Interest Expense, Net

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Interest expense, net	$(1,474)	$(723)	$(751)	104%
Interest expense, net in the three months ended March 28, 2025 increased by $0.8 million compared to the corresponding period in 2024, primarily due to higher interest rates for the borrowings under the Credit Agreement compared to the interest rate for the 2024 Notes. Refer to Note 6, “Debt,” of the Notes to our condensed consolidated financial statements for additional information regarding the interest rates applicable to our outstanding loans.
Other Expense, Net

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Other expense, net	$(172)	$(289)	$117	(40)%

The changes in other expense, net in the three months ended March 28, 2025, compared to the corresponding period in 2024, were primarily due to lower unrealized foreign exchange losses resulting from the fluctuation of the Euro against the U.S. dollar.
Income Taxes

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Provision for (benefit from) income taxes	$2,541	$(2,449)	$4,990	*
*Not meaningful
The change in provision for (benefit from) income taxes during the three months ended March 28, 2025 compared to the corresponding period in 2024, was primarily due to pre-tax earnings in the current period, compared to the pre-tax loss in the prior period.

Segment Financial Results
Below is a table of our segment financial results.

	Three Months Ended
(in thousands, except percentages)	March 28, 2025	March 29, 2024	Change
Broadband
Revenue	$84,878	$78,897	$5,981	8%
as % of total revenue	64%	65%	(1)%
Operating income	14,021	8,594	5,427	63%
Operating margin %	17%	11%	6%
Video
Revenue	$48,257	$43,163	$5,094	12%
as % of total revenue	36%	35%	1%
Operating income	4,571	(7,351)	11,922	(162)%
Operating margin %	9%	(17)%	26%
Total
Revenue	$133,135	$122,060	$11,075	9%
Broadband
Our Broadband segment revenue increased by $6.0 million during the three months ended March 28, 2025, compared to the corresponding period in 2024. The increases were primarily driven by appliance and integration revenues, mainly attributed to higher sales to existing customers due to increased deployments. The operating margin of our Broadband segment improved mainly due to higher sales and gross margin expansion.
Video
Our Video segment revenue increased by $5.1 million for the three months ended March 28, 2025, compared to the corresponding period in 2024. This growth was driven by a $4.0 million increase in appliance and integration revenue, reflecting higher sales to existing customers and a $1.1 million increase in SaaS and services revenue. The latter was primarily due to a $1.9 million increase in SaaS revenue from new customer acquisitions, partially offset by a $0.8 million decline in support services resulting from lower contract renewals.
Video segment operating margin improved during the three months ended March 28, 2025, compared to the corresponding period in 2024, primarily due to higher sales, gross margin expansion and savings from headcount reductions related to 2024 restructuring activities.

Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following March 28, 2025, as well as in the long-term.
Material Cash Requirements
Our principal uses of cash include repayments of debt and related interest, purchases of inventory, stock repurchases, payments for payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment, facility leases, and other contractual obligations for the foreseeable future.
As of March 28, 2025, we had outstanding $128.1 million in aggregate principal amount of indebtedness, consisting of our $75.0 million Revolving Facility and our $39.0 million Term Facility loan under our Credit Agreement, and other debts, of which $7.6 million is scheduled to become due in the 12-month period following March 28, 2025. As of March 28, 2025, our total minimum lease payments are $23.9 million, of which $4.6 million is due before December 31, 2025, and $5.9 million is due within 12 months of March 28, 2025.
In February 2025, the Board of Directors authorized us to repurchase, from time to time, up to $200 million of our outstanding shares of common stock through February 2028 (the “Share Repurchase Authorization”), at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of March 28, 2025, approximately $163.9 million of the Share Repurchase Authorization remained available for repurchases under this program.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of March 28, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $148.7 million, net accounts receivable of $98.6 million, $30.0 million from our Master Receivables Purchase Agreement (described below), and $82.0 million remaining available under the Revolving Facility of our Credit Agreement, and financing from French government agencies.
In September 2023, we entered into a Master Receivables Purchase Agreement with JPMorgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. On September 10, 2024, we delivered a notice to JP Morgan Chase Bank N.A. to, among other things, extend the purchase termination date to September 29, 2025. As of March 28, 2025, there were no receivables sold under this agreement.
Our cash and cash equivalents of $148.7 million as of March 28, 2025 consisted of bank deposits held throughout the world and money market funds, of which $50.8 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Summary of Cash Flows
The table below sets forth selected cash flow data:

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Net cash provided by (used in):
Operating activities	$83,605	$26,820
Investing activities	(1,872)	(1,911)
Financing activities	(36,074)	(23,873)
Effect of foreign exchange rate changes on cash and cash equivalents	1,590	(1,000)
Net increase in cash and cash equivalents	$47,249	$36
Operating Activities
Net cash provided by operating activities increased by $56.8 million during the first three months of fiscal 2025, compared to the corresponding period in fiscal 2024. The increase was primarily due to a decrease in cash used in our working capital, and net income of $5.9 million in the current period, compared to a net loss of $8.1 million in the prior period.
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
Investing Activities
Net cash used in investing activities was relatively flat during the first three months of fiscal 2025, compared to the corresponding period in 2024.
Financing Activities
Net cash used in financing activities increased by $12.2 million during the first three months of fiscal 2025, compared to the corresponding period in 2024, primarily due to $14.4 million in higher stock repurchases and $0.5 million repayment of the term loan, partially offset by a $2.9 million lower payment of tax withholding obligations related to net share settlement of restricted stock units.
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
For quantitative and qualitative disclosures about foreign currency exchange risk and interest rate risk affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 14, 2025. Our exposure related to foreign currency exchange risk and interest rate risk has not changed materially since December 31, 2024.

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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended March 28, 2025 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, and streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:
•the impact of general economic conditions, actual and projected, including inflation, changing interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, changes in tariffs and trade policies, uncertainty and volatility in the financial services sector and the impact of the Middle East and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies;
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
•delayed or reduced near-term spending as customers transition away from video appliance solutions and adopt new business and operating models enabled by software- and cloud-based solutions, including SaaS video processing solutions;
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
In addition, uncertainty as to the impact of the imposition of tariffs on certain countries by the current U.S. administration, as well as any potential retaliatory measures by impacted trade partners, could adversely impact trade relations, result in higher costs and thereby decrease the purchasing power of our customers, which could delay purchasing decisions, impact payment terms and collections, and create general market instability. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions, could have a negative effect on the overall macro economy and our customers, and our ability to sell to certain customers, which could have an adverse impact on our operating results.
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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the three months ended March 28, 2025 accounted for approximately 64% of our net revenue compared to 65% for the corresponding period in 2024. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation activity and customer concentration.
During the three months ended March 28, 2025, Comcast and Charter Communications accounted for approximately 34% and 12%, respectively, of our net revenue. For the three months ended March 29, 2024, Comcast and Charter Communications accounted for approximately 29% and 17% of our net revenue, respectively. Further consolidation in the cable and broadcast and media industries could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If Comcast or other significant Broadband customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
We believe our software-based broadband access solutions will continue to replace and make obsolete current CMTS solutions, which is a market our products have historically not addressed, as well as cable edge-QAM products. If demand for our software-based broadband access solutions is weaker than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Moreover, if competitors adapt new broadband industry technology standards into competing broadband access solutions faster than we do, or if they promulgate a new or competitive architecture for next-generation broadband access solutions that renders our cOS solution obsolete, our business may be adversely impacted.

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
•economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries; general economic and financial market conditions, including impacts from the Middle East and Russia-Ukraine conflicts and related risks of escalation or broader regional conflicts, tensions between China and Taiwan and China and the United States; changes in tariffs and trade policies; bank insolvencies and related uncertainty and volatility in the financial services sector; inflation; and government and business responses thereto as well as related supply chain and labor shortage issues;
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
•uncertainty in the Middle East due to the latest developments in the conflicts in the region and the risk of escalation and broader conflict in the Middle East, which could also adversely affect our results, financial condition and prospects;
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
In addition, our financial results may be impacted by tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods. Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Malaysia is a U.S. trading partner affected by the imposition in April 2025 of additional 10% tariffs on imports from almost all U.S. trading partners (except China, Canada, and Mexico, for which separate tariff measures continue to regulate trade) and countries with whom the United States does not have normal trade relations. Additional reciprocal tariffs could be imposed on imports from Malaysia pending expiration of a 90-day pause currently in effect. We are closely monitoring U.S. tariff policies, and retaliatory tariffs and actions from U.S. trading partners, which could have an adverse impact on our business and financial results. While certain products may be exempted at this time from certain of these tariffs (e.g., semiconductors and computers), the full impact of these tariff measures on our business is uncertain. Further U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals. There can be no assurances that these disruptions will not continue or increase in the future, with countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying strategies to address these issues. If any such tariffs are imposed on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, or our contract manufacturers, we could experience increased costs, reduced revenues or may have to raise our prices, any of which could have an adverse effect on our business, financial condition and operating results.

These risks could be heightened during a substantial economic slowdown, which may be caused or exacerbated by the above-noted changes in the tariff and trade policies of the United States or its trading partners, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster or the outbreak of disease, epidemics and pandemics. These risks could also be heightened by geopolitical factors. For example, a number of the components we use in our products are sourced through Taiwan. Deterioration of relations between Taiwan and China and the United States, the resulting actions taken by any of these parties, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, international sales and operations. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.
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
As of March 28, 2025, we maintained facilities in Israel with a total of 246 employees, or approximately 20% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Broadband and Video business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel, such as the ongoing conflict in the Middle East and the risk of escalation and broader conflict in the region. Any significant conflict involving Israel could have a direct effect on our business, in the form of physical damage to our facilities or injury to personnel, restrictions from traveling or reluctance to travel to, from, or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces. In 2024, approximately 13% of our employees in Israel were called for military duty in connection with the current conflict in the Middle East, and in the event that more of our employees are called to active duty, certain of our research and development, product development and testing and other activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of supply chains or trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East, such as the ongoing Hamas-Israel, Hezbollah-Israel and Iran-Israel conflicts, could materially and adversely affect our business, operating results, financial condition and cash flows.
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
As of March 28, 2025, we had 901 employees in our international operations, representing approximately 73% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to potential volatility and uncertainty in the banking and financial services sector, and the Middle East and Russia-Ukraine conflicts and related macroeconomic conditions. We believe that our existing cash of approximately $148.7 million as of March 28, 2025 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. Further, volatility in equity capital markets may adversely affect market prices of our common stock. This may materially and adversely affect our ability to raise additional capital through public or private equity offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. Our current debt agreements require, and any debt financing that we secure in the future, may require us to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and our interest obligations with respect to such debt may adversely affect our operating results. Further, historically high interest rates and tightening credit markets may reduce our access to debt financing, which may adversely affect our future business plans and expected growth and would increase the cost of fixed rate and/or variable rate borrowings, which could reduce our earnings.
If adequate capital is not available, or is not available on reasonable terms, when needed, we may not be able to take advantage of acquisitions or other market opportunities, to timely develop new products, or to otherwise respond to competitive pressures.

Our Credit Agreement imposes operating and financial restrictions on us.
On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement provides for a $160.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such 2024 Notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of March 28, 2025, we had $82.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of March 28, 2025, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.
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
As of March 28, 2025, we had approximately $238.2 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
As of March 28, 2025, we held 135 issued U.S. patents and 48 issued foreign patents, and had 50 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Our products are subject to U.S. export control laws and may be exported outside the United States only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to the embargoed or sanctioned countries, governments, persons and entities of the United States or of countries in which we do business. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”) requesting information about transactions involving Iran. The transactions were by the French company TVN, which we acquired in early 2016. Pursuant to regulations that remained in place until 2018, foreign subsidiaries of U.S. companies were allowed to engage in transactions with Iran if certain requirements were met. In February 2023, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. While OFAC did not assess any penalties, the Cautionary Letter does not preclude OFAC from taking future enforcement actions if additional information warrants renewed attention. Furthermore, OFAC may consider our regulatory history, including this subpoena, our disclosures and the Cautionary Letter, if we are involved in future enforcement cases for failure to comply with export control laws and regulations. If we are found to have violated U.S. export control laws as a result of future investigations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws which could lead to penalties, reputational harm, loss of access to certain markets, or otherwise.
In addition, as discussed in more detail above, we may be affected by heightened or new customs duties that could have a significant adverse impact on our operating results or, if we are able to pass on the related costs in any particular situation, would increase the cost of the related product to our customers. As a result, the future imposition of significant increases in the level of customs duties or the creation of import quotas on our products, or any of the limitations on international sales described above, could have a material adverse effect on our business, operating results, financial condition and cash flows. Further, some of our customers in Europe have been, or are being, audited by local governmental authorities regarding the tariff classifications used for importation of our products. Import duties and tariffs vary by country and a different tariff classification for any of our products may result in higher duties or tariffs, which could have an adverse impact on our operating results and potentially increase the cost of the related products to our customers.

Our business and industry are subject to various laws and regulations that could adversely affect our business, operating results, cash flows and financial condition.
Our business and industry are regulated under various federal, state, local and international laws. For example, we are subject to environmental regulations such as the European Union’s Waste Electrical and Electronic Equipment and Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directives and similar legislation enacted in other jurisdictions worldwide. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they would likely result in additional costs, and could require that we redesign or change how we manufacture our products, any of which could have a material and adverse effect on our operating results, financial condition and cash flows.
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

We are also subject to laws and regulations relating to privacy, data protection, and cyber security. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. Additionally, California has the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA amends and augments the CCPA including by expanding individuals’ rights and the obligations of businesses that handle personal data. Other legislation relating to these matters, in many cases general legislation similar to the CCPA, has been proposed or adopted in several other states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects and impact of these laws and regulations relating to privacy, data protection, and cybersecurity are potentially significant and may require us to modify our data processing and cybersecurity practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to these matters continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy, data protection, or cybersecurity legal requirements that apply to us now or in the future. Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to privacy, data protection or cybersecurity could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries, investigations and other legal proceeds, legal claims, demands and litigation and other obligations and liabilities.
We depend significantly on our international revenue and are subject to the risks associated with international operations, including those of our resellers, contract manufacturers and outsourcing partners, which may negatively affect our operating results.
Revenue derived from customers outside of the United States represented approximately 33% of our revenue for both of the three months ended March 28, 2025 and March 29, 2024. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a significant, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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
•import and export license requirements, tariffs and trade policies, taxes, economic sanctions, contractual limitations and other trade barriers;
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
In February 2025, our Board of Directors terminated our existing $100 million stock repurchase program and approved a new stock repurchase program for the repurchase of up to $200 million of the outstanding shares of common stock. The repurchase program expires in February 2028, and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in open market purchases and 10b5-1 trading plans, as permitted by securities laws and other legal requirements. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing or volume of our share repurchases. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The Company is authorized to repurchase, from time to time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 28, 2025, approximately $163.9 million of the share repurchase authorization remained available.
The following table summarizes the repurchase activities for the three months ended March 28, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
January 1, 2025 - January 24, 2025	—	n/a	—	$64.8
January 25, 2025 - February 21, 2025	1,972,500	$10.34	1,972,500	$179.6
February 22, 2025 - March 28, 2025	1,508,893	$10.40	1,508,893	$163.9
Total	3,481,393		3,481,393
(1) Average price paid per share in the period includes commission. In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. This authorization was terminated by the Board of Directors on February 10, 2025 with $35.2 million of repurchases effectuated. In connection with the termination of the existing program, the Board of Directors authorized a new repurchase program for the Company to repurchase up to $200 million of the Company’s outstanding shares of common stock through February 2028.
During the quarter ended March 28, 2025, we paid approximately $2.6 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 249,525 shares of common stock from employees in connection with such net share settlement at an average price of $10.22 per share. These shares may be deemed to be “issuer purchases” of shares.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 28, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at March 28, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 28, 2025 and March 29, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 28, 2025 and March 29, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 28, 2025 and March 29, 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2025 and March 29, 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

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
(Principal Financial Officer)
Date: May 1, 2025