Form 10-Q
period 2025-06-27
HARMONIC INC
filed 2025-08-01
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 27, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 28, 2025 was 113,759,524.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	June 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$123,918	$101,457
Restricted cash	356	332
Accounts receivable, net of allowances for credit losses of $1,771 and $2,528 as of June 27, 2025 and December 31, 2024, respectively	120,665	178,013
Inventories	71,138	64,004
Prepaid expenses and other current assets	26,780	22,270
Total current assets	342,857	366,076
Property and equipment, net	28,027	26,823
Operating lease right-of-use assets	11,817	12,411
Goodwill	241,718	236,876
Deferred income taxes, net	121,364	121,028
Other non-current assets	37,564	33,292
Total assets	$783,347	$796,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	2,694	2,194
Current portion of other borrowings	5,561	4,941
Accounts payable	40,666	35,250
Deferred revenue	51,188	47,069
Operating lease liabilities	5,794	5,675
Other current liabilities	66,306	72,440
Total current liabilities	172,209	167,569
Long-term debt	110,611	112,084
Other borrowings	12,141	8,694
Operating lease liabilities, non-current	14,156	14,727
Other non-current liabilities	27,828	28,174
Total liabilities	336,945	331,248
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 113,389 and 116,735 shares issued and outstanding at June 27, 2025 and December 31, 2024, respectively	113	117
Additional paid-in capital	2,448,446	2,432,733
Accumulated deficit	(1,995,193)	(1,953,495)
Accumulated other comprehensive loss	(6,964)	(14,097)
Total stockholders’ equity	446,402	465,258
Total liabilities and stockholders’ equity	$783,347	$796,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenue:
Appliance and integration	$94,067	$94,184	$185,608	$175,779
SaaS and service	43,960	44,556	85,554	85,021
Total net revenue	138,027	138,740	271,162	260,800
Cost of revenue:
Appliance and integration	50,578	50,878	92,242	93,952
SaaS and service	13,656	14,405	26,553	30,310
Total cost of revenue	64,234	65,283	118,795	124,262
Total gross profit	73,793	73,457	152,367	136,538
Operating expenses:
Research and development	29,442	28,784	60,791	59,489
Selling, general and administrative	38,194	39,821	75,292	78,686
Asset impairment and related charges	1,637	9,000	1,637	9,000
Restructuring and related charges	650	11,482	650	14,519
Total operating expenses	69,923	89,087	138,370	161,694
Income (loss) from operations	3,870	(15,630)	13,997	(25,156)
Interest expense, net	(1,253)	(1,424)	(2,727)	(2,147)
Other income, net	359	619	187	330
Income (loss) before income taxes	2,976	(16,435)	11,457	(26,973)
Provision for (benefit from) income taxes	105	(3,903)	2,646	(6,352)
Net income (loss)	$2,871	$(12,532)	$8,811	$(20,621)

Net income (loss) per share:
Basic	$0.03	$(0.11)	$0.08	$(0.18)
Diluted	$0.03	$(0.11)	$0.08	$(0.18)
Weighted average shares outstanding:
Basic	113,392	115,030	114,855	113,705
Diluted	113,493	115,030	115,256	113,705
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income (loss)	$2,871	$(12,532)	$8,811	$(20,621)
Foreign currency translation adjustments	4,845	(1,367)	6,664	(4,281)
Other comprehensive income (loss) before tax	4,845	(1,367)	6,664	(4,281)
Provision for (benefit from) income taxes	(314)	47	(469)	140
Other comprehensive income (loss), net of tax	5,159	(1,414)	7,133	(4,421)
Total comprehensive income (loss)	$8,030	$(13,946)	$15,944	$(25,042)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended June 27, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 28, 2025	114,679	$115	$2,442,010	$(1,983,872)	$(12,123)	$446,130
Net income	—	—	—	2,871	—	2,871
Other comprehensive income, net of tax	—	—	—	—	5,159	5,159
Issuance of common stock under award and purchase plans, net	318	—	(655)	—	—	(655)
Repurchase of common stock	(1,608)	(2)	—	(14,021)	—	(14,023)
Excise tax on share repurchases	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	7,091	—	—	7,091
Balance at June 27, 2025	113,389	$113	$2,448,446	$(1,995,193)	$(6,964)	$446,402

	Three Months Ended June 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 29, 2024	111,946	$112	$2,410,094	$(1,992,339)	$(8,713)	$409,154
Net loss	—	—	—	(12,532)	—	(12,532)
Other comprehensive loss, net of tax	—	—	—	—	(1,414)	(1,414)
Issuance of common stock under award and purchase plans, net	225	—	(839)	—	—	(839)
Repurchase of common stock	(751)	(1)	—	(8,372)	—	(8,373)
Excise tax on share repurchases	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	6,954	—	—	6,954
Issuance of common stock upon conversion of 2024 Notes	4,578	5	(57)	—	—	(52)
Balance at June 28, 2024	115,998	$116	$2,416,152	$(2,013,333)	$(10,127)	$392,808

	Six Months Ended June 27, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	116,735	$117	$2,432,733	$(1,953,495)	$(14,097)	$465,258
Net income	—	—	—	8,811	—	8,811
Other comprehensive income, net of tax	—	—	—	—	7,133	7,133
Issuance of common stock under award and purchase plans, net	1,743	1	(151)	—	—	(150)
Repurchase of common stock	(5,089)	(5)	—	(50,097)	—	(50,102)
Excise tax on share repurchases	—	—	—	(412)	—	(412)
Stock-based compensation	—	—	15,864	—	—	15,864
Balance at June 27, 2025	113,389	$113	$2,448,446	$(1,995,193)	$(6,964)	$446,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
Net loss	—	—	—	(20,621)	—	(20,621)
Other comprehensive loss, net of tax	—	—	—	—	(4,421)	(4,421)
Issuance of common stock under award and purchase plans, net	1,422	1	(2,711)	—	—	(2,710)
Repurchase of common stock	(2,409)	(2)	—	(30,047)	—	(30,049)
Excise tax on share repurchases	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	13,877	—	—	13,877
Issuance of common stock upon conversion of 2024 Notes	4,578	5	(57)	—	—	(52)
Balance at June 28, 2024	115,998	$116	$2,416,152	$(2,013,333)	$(10,127)	$392,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net income (loss)	$8,811	$(20,621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,392	6,311
Asset impairment and related charges	1,637	9,000
Stock-based compensation	16,162	13,877
Foreign currency remeasurement	596	2,469
Deferred income taxes, net	(2,718)	(8,897)
Provision for excess and obsolete inventories	1,988	2,152
Other adjustments	(9)	354
Changes in operating assets and liabilities:
Accounts receivable, net	58,067	20,765
Inventories	(6,607)	(3,929)
Prepaid expenses and other assets	(492)	(6,761)
Accounts payable	3,030	(8,680)
Deferred revenues	2,202	6,179
Other liabilities	(16,151)	(7,553)
Net cash provided by operating activities	71,908	4,666
Cash flows from investing activities:
Purchases of property and equipment	(5,672)	(3,856)
Net cash used in investing activities	(5,672)	(3,856)
Cash flows from financing activities:
Proceeds from long-term debt	40,000	115,000
Repayment of convertible debt	—	(115,500)
Repayment of long-term debt and other borrowings	(42,466)	(1,334)
Payments for debt issuance costs	—	(332)
Repurchase of common stock	(50,102)	(30,047)
Proceeds from other borrowings	3,835	—
Proceeds from common stock issued to employees	3,056	3,542
Taxes paid related to net share settlement of equity awards	(3,206)	(6,252)
Net cash used in financing activities	(48,883)	(34,923)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,132	(1,391)
Net increase (decrease) in cash and cash equivalents and restricted cash	22,485	(35,504)
Cash and cash equivalents and restricted cash at beginning of period	101,789	84,269
Cash and cash equivalents and restricted cash at end of period	$124,274	$48,765

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$123,918	$45,850
Restricted cash	356	2,827
Restricted cash included in other non-current assets	—	88
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$124,274	$48,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 27, 2025	June 28, 2024
Supplemental cash flow disclosure:
Income tax payments, net	$13,764	$11,407
Interest payments, net	$2,715	$1,895
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,141	$282
Supplemental schedule of non-cash financing activities:
Shares of common stock issued upon redemption of the 2024 Notes	—	4,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair statement of our financial information. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) as filed with the SEC on February 14, 2025. Operating results for interim periods are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2025. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2024 Form 10-K. There have been no significant changes to these policies during the six months ended June 27, 2025.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS AND INCOME TAX LEGISLATION
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024 and early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted in the fourth quarter of fiscal 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). The ASU aims to improve financial reporting by requiring additional disclosure about specific expense categories in the notes to the financial statements at interim and annual reporting periods. ASU 2024-03 is effective on a prospective basis for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.
Income Tax Legislation
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA adjusted a number of provisions affecting businesses including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.
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
Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	June 27, 2025	December 31, 2024
Contract assets	$4,243	$4,288
Deferred revenue	$59,992	$57,269
Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.
Revenue recognized during the three months ended June 27, 2025 and June 28, 2024 that was included within the deferred revenue balance at January 1, 2025 and January 1, 2024, was $11.3 million and $10.3 million, respectively. Revenue recognized during the six months ended June 27, 2025 and June 28, 2024, that was included within the deferred revenue balance at January 1, 2025 and January 1, 2024, was $30.4 million and $26.6 million, respectively.
Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of June 27, 2025 was $504.5 million, 51% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Refer to Note 10, “Segment Information” for disaggregated revenue information.
NOTE 4: LEASES
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Operating lease cost	$1,778	$1,759	$3,444	$3,488
Variable lease cost	296	416	553	807
Total lease cost	$2,074	$2,175	$3,997	$4,295
Supplemental information related to leases are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cash paid for operating lease liabilities	$1,460	$1,773	$2,983	$3,568
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—	$1,388	$—
During the second quarter of fiscal year 2025, the Company recorded additional lease-related impairment and other charges of $1.6 million. These adjustments were driven by changes in underlying assumptions, including updated estimates of space utilization, sublease recoverability, and expected cost obligations. The charges consisted of $0.4 million in right-of-use asset impairments, $0.3 million in leasehold improvement asset impairments and $0.9 million related to the fair value of other unrecoverable facility costs.

NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected balance sheet components:

Accounts receivable, net:	As of
(in thousands)	June 27, 2025	December 31, 2024
Accounts receivable	$122,436	$180,541
Less: allowances for expected credit losses and sales returns	(1,771)	(2,528)
Total	$120,665	$178,013

Inventories:	As of
(in thousands)	June 27, 2025	December 31, 2024
Finished goods	$47,612	$37,634
Raw materials	10,737	14,214
Work-in-process	3,948	2,951
Service-related spares	8,841	9,205
Total	$71,138	$64,004

Prepaid expenses and other current assets:	As of
(in thousands)	June 27, 2025	December 31, 2024
Prepaid expenses	$12,312	$4,219
Contract assets	4,243	4,288
Other current assets	10,225	13,763
Total	$26,780	$22,270

Property and equipment, net:	As of
(in thousands)	June 27, 2025	December 31, 2024
Machinery and equipment	$79,815	$77,710
Capitalized software	27,435	26,882
Leasehold improvements	25,992	25,701
Furniture and fixtures	2,625	2,583
Construction-in-progress	3,275	1,081
Property and equipment, gross	139,142	133,957
Less: accumulated depreciation and amortization	(111,115)	(107,134)
Total	$28,027	$26,823
During the second quarter of 2025, the Company recognized impairment charges of $0.3 million related to leasehold improvements. Refer to Note 4, “Leases” for more details.

Other current liabilities:	As of
(in thousands)	June 27, 2025	December 31, 2024
Accrued employee compensation and related expenses	$23,029	$25,053
Income tax payable	1,238	11,728
Accrued customer rebates	10,775	5,327
Accrued liabilities for excess and obsolete inventory	8,638	7,247
Other	22,626	23,085
Total	$66,306	$72,440

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
Loans under the Revolving Facility and Term Facility bear interest, at a floating rate per annum equal to an adjusted Term Secured Overnight Financing Rate (“SOFR”) (based on one-, three- or six-month interest periods), plus a SOFR premium fee of 0.1% and an applicable margin of between 2.00% to 2.75%, determined based on the Company’s consolidated net leverage ratio. Unused commitments under the Revolving Facility are subject to a quarterly fee ranging from 0.25% to 0.35%, determined based on the Company’s consolidated net leverage ratio.
The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of June 27, 2025, the Company was in compliance with the covenants under the Credit Agreement.
Repayment of the principal amount of the term loans began on December 31, 2024, in quarterly installments equal to 1.25% of the initial borrowing of $40.0 million, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of June 27, 2025, the Company had repaid $1.5 million of these installments, and $2.8 million were due in twelve months and therefore classified as current portion of long-term debt on the condensed consolidated balance sheet. As of June 27, 2025, the Company had outstanding borrowings of $38.5 million under the Term Facility, $75.0 million under the Revolving Facility, $3.0 million of letters of credit issued, and $82.0 million of remaining capacity under the Revolving Facility. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.
For the three and six months ended June 27, 2025, the Company incurred interest expenses of $1.7 million and $3.5 million on these borrowings, respectively.

NOTE 7: STOCKHOLDERS’ EQUITY
Share-based Compensation Plans
The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost of revenue	$868	$273	$1,430	$796
Research and development	1,205	1,523	3,697	3,478
Selling, general and administrative	5,624	5,158	11,035	9,603
Total	$7,697	$6,954	$16,162	$13,877
Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2024	3,447	$12.95
Granted	1,941	7.83
Vested	(1,759)	12.46
Forfeited	(99)	12.91
Balance at June 27, 2025	3,530	$9.88
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
On June 12, 2025, at the Company’s annual meeting of shareholders, stockholders approved the 2025 Equity Incentive Plan (the “2025 Stock Plan”) to replace the 1995 Stock Plan and 2002 Director Plan. Stockholders also approved an amendment to the 2002 ESPP, increasing the number of shares of common stock reserved for issuance by 500,000 shares.
As of June 27, 2025, an aggregate of 6,799,081 shares of common stock were reserved for issuance under the 2025 Stock Plan, of which 6,775,531 shares remained available for future grants.
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
During the six months ended June 27, 2025, the Company repurchased and retired approximately 5.1 million shares of the Company’s common stock for an aggregate amount of $50.1 million. As of June 27, 2025, approximately $149.9 million of the share repurchase authorization remained available for repurchases under this program.

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
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 27, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$40,968	$—	$—	$40,968	$10,000	$—	$—	$10,000
The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	June 27, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Long-term debt	$113,305	$—	$113,305	$—	$114,278	$—	$114,278	$—
Other borrowings	$17,702	$—	$17,702	$—	$13,635	$—	$13,635	$—

NOTE 9: NET INCOME (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s restricted stock units, shares issuable under the ESPP, and the if-converted method for the 2024 Notes.
As noted in Note 6, “Debt,” the principal amount of the 2024 Notes was settled in cash while the conversion spread value was settled in shares.
The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net income (loss)	$2,871	$(12,532)	$8,811	$(20,621)
Denominator:
Weighted average number of shares outstanding:
Basic	113,392	115,030	114,855	113,705
Restricted stock units	101	—	394	—
Stock purchase rights under the ESPP	—	—	7	—
Diluted	113,493	115,030	115,256	113,705
Net income (loss) per share:
Basic	$0.03	$(0.11)	$0.08	$(0.18)
Diluted	$0.03	$(0.11)	$0.08	$(0.18)
The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income (loss) per share, because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
2024 Notes	—	1,157	—	2,722
Restricted stock units	1,852	2,794	1,146	2,996
Stock purchase rights under the ESPP	351	306	175	311
Total	2,203	4,257	1,321	6,029
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

The following tables set forth our segment information of revenue, expense, and income (loss) from operations:

	Three Months Ended June 27, 2025
(in thousands)	Broadband	Video	Total
Revenue	$86,918	$51,109	$138,027
Less:
Cost of revenue	46,506	16,860	63,366
Research and development	15,137	13,099	28,236
Selling, general and administrative	16,690	15,803	32,493
Segment operating income	$8,585	$5,347	$13,932

	Three Months Ended June 28, 2024
(in thousands)	Broadband	Video	Total
Revenue	$92,937	$45,803	$138,740
Less:
Cost of revenue	48,701	16,309	65,010
Research and development	13,396	13,866	27,262
Selling, general and administrative	17,059	17,197	34,256
Segment operating income (loss)	$13,781	$(1,569)	$12,212

	Six Months Ended June 27, 2025
(in thousands)	Broadband	Video	Total
Revenue	$171,796	$99,366	$271,162
Less:
Cost of revenue	84,304	33,062	117,366
Research and development	31,204	25,888	57,092
Selling, general and administrative	33,682	30,498	64,180
Segment operating income	$22,606	$9,918	$32,524

	Six Months Ended June 28, 2024
(in thousands)	Broadband	Video	Total
Revenue	$171,834	$88,966	$260,800
Less:
Cost of revenue	90,104	32,903	123,007
Research and development	26,944	29,068	56,012
Selling, general and administrative	32,411	35,915	68,326
Segment operating income (loss)	$22,375	$(8,920)	$13,455
A reconciliation of the Company’s consolidated segment operating income to consolidated income (loss) before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Total consolidated segment operating income	$13,932	$12,212	$32,524	$13,455
Stock-based compensation (1)	(7,697)	(6,954)	(16,162)	(13,877)
Restructuring and related charges (1)	(650)	(11,482)	(650)	(14,979)
Lease-related asset impairment and other charges (1)	(1,637)	(9,000)	(1,637)	(9,000)
Non-recurring advisory fees (1)	(78)	(406)	(78)	(755)
Consolidated income (loss) from operations	3,870	(15,630)	13,997	(25,156)
Non-operating expense, net	(894)	(805)	(2,540)	(1,817)
Income (loss) before income taxes	$2,976	$(16,435)	$11,457	$(26,973)
(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges, lease-related asset impairment and other non-recurring advisory fees to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.

Disaggregation of Revenues
The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Product sales	$84,470	$87,441	$172,540	$161,357
Professional services	9,597	6,743	13,068	14,422
Total Appliance and integration	94,067	94,184	185,608	175,779
SaaS	15,445	14,023	30,212	26,887
Support services	28,515	30,533	55,342	58,134
Total SaaS and services	43,960	44,556	85,554	85,021
Total revenue	$138,027	$138,740	$271,162	$260,800
The following table provides a summary of total revenues by geographic region:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
United States (1)	$92,470	$100,829	$181,331	$182,821
Other countries (1)	45,557	37,911	89,831	77,979
Total revenue	$138,027	$138,740	$271,162	$260,800
(1) Revenue is attributed to countries based on the location of the customer.
No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three and six months ended June 27, 2025 and June 28, 2024, respectively.
NOTE 11: RESTRUCTURING AND RELATED CHARGES
The Company has undertaken multiple restructuring plans in recent years to align operating expenses with revenue and implement broad expense controls. These plans have primarily involved severance and termination benefits from headcount reductions. The total restructuring costs associated with these restructuring activities in 2025 are currently estimated to be $2.0 million and will primarily be recorded to the restructuring expense line item within our condensed consolidated statements of operations. We recorded $0.7 million and $15.0 million of restructuring expenses during the six months ended June 27, 2025 and June 28, 2024, respectively. We expect to incur substantially all of the remaining restructuring expense through the end of fiscal 2025.
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
NOTE 13: SUBSEQUENT EVENTS
Subsequent to June 27, 2025, on July 3, 2025, the Company used cash on hand to repay its $40.0 million outstanding loans under the Revolving Facility. As of July 4, 2025, $35.0 million in borrowings remained outstanding, and the Company had $122.0 million available to borrow under the Revolving Facility.

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
We conduct business in three geographic regions—the Americas, Europe, the Middle East, and Africa, and Asia-Pacific —and operate in two segments, Broadband and Video. Our Broadband business sells broadband access solutions and related services, including our cOS™ software-based broadband access solutions, to broadband operators globally. Our Video business sells video processing, production and playout solutions, and services worldwide to cable operators and satellite and telco Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming media companies.
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
Our Broadband strategy is focused on continuing to develop and deliver software-based broadband access technologies, which we refer to as our cOS solutions, to our broadband operator customers. We believe our cOS software-based broadband access solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our cOS solutions, which can be deployed based on a centralized, distributed access architecture (“DAA”) or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or fiber-to-the-home (“FTTH”) data, video and voice services. We believe our cOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us to be a major player in the broadband access market. In the meantime, we believe our Broadband segment will continue to experience strong long-term growth as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures.

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
Our critical accounting estimates are disclosed in our 2024 Annual Report on Form 10-K, as filed with the SEC on February 14, 2025. There have been no significant changes to these estimates during the six months ended June 27, 2025.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the condensed consolidated financial statements in Item 1, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Net Revenue

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Appliance and integration	$94,067	$94,184	$(117)	—%	$185,608	$175,779	$9,829	6%
as % of total net revenue	68%	68%			68%	67%
SaaS and service	43,960	44,556	(596)	(1)%	85,554	85,021	533	1%
as % of total net revenue	32%	32%			32%	33%
Total net revenue	$138,027	$138,740	$(713)	(1)%	$271,162	$260,800	$10,362	4%
Appliance and integration net revenue was flat during the three months ended June 27, 2025, compared to the corresponding period in 2024.
Appliance and integration net revenue increased by $9.8 million during the six months ended June 27, 2025, compared to the corresponding period in 2024, primarily due to a $9.3 million increase in our Video segment revenue driven by higher sales to existing customers due to improved market dynamics and recent customer wins.
SaaS and service net revenue decreased by $0.6 million during the three months ended June 27, 2025, compared to the corresponding period in 2024, primarily due to a $1.4 million decline in Video segment support services revenue due to lower contract renewals and a $0.6 million decline in Broadband professional services revenue during the three-month period. These decreases were partially offset by a $1.4 million increase in SaaS revenue, mainly driven by the acquisition of new customers.
SaaS and service net revenue increased by $0.5 million during the six months ended June 27, 2025, compared to the corresponding period in 2024, primarily due to a $3.3 million increase in SaaS revenue, mainly driven by the acquisition of new customers, partially offset by a $2.2 million decline in Video segment support services and a $0.6 million decrease in Broadband professional services revenue.

Gross Profit

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Gross profit	$73,793	$73,457	$336	—%	$152,367	$136,538	$15,829	12%
as % of total net revenue (“gross margin”)	53.5%	52.9%			56.2%	52.4%
Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.
Our gross margin improved by 60 basis points in the three months ended June 27, 2025, compared to the corresponding period in 2024, primarily driven by margin expansion in the Video segment, mainly due to benefits from a favorable appliance product mix.
Our gross margin improved by 380 basis points in the six months ended June 27, 2025, compared to the corresponding period in 2024, driven by contributions from both the Broadband and the Video segments. The margin expansion of 230 basis points in Broadband segment and 150 basis points in Video segment were primarily driven by a favorable product mix.
Research and Development Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Research and development	$29,442	$28,784	$658	2%	$60,791	$59,489	$1,302	2%
as % of total net revenue	21%	21%			22%	23%
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
Research and development expenses increased slightly in the three months ended June 27, 2025, compared to the corresponding period in 2024, primarily due to a $1.7 million increase to support our Broadband business, partially offset by a $1.0 million decrease in the Video business due to headcount reductions from 2024 restructuring activities.
Research and development expenses increased by $1.3 million in the six months ended June 27, 2025, compared to the corresponding period in 2024. The increase was primarily driven by a $4.5 million increase in investments to support the growth of our Broadband business, partially offset by a $3.2 million decrease in the Video business due to headcount reductions from 2024 restructuring activities.
Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Selling, general and administrative	$38,194	$39,821	$(1,627)	(4)%	$75,292	$78,686	$(3,394)	(4)%
as % of total net revenue	28%	29%			28%	30%
Selling, general and administrative expenses decreased by $1.6 million in the three months ended June 27, 2025, compared to the corresponding period in 2024, primarily due to a reduction in spending resulting from headcount reductions related to 2024 restructuring activities in the Video business.
Selling, general and administrative expenses decreased by $3.4 million in the six months ended June 27, 2025, compared to the corresponding period in 2024, primarily due to a $5.4 million decrease in the Video business resulting from headcount reductions related to 2024 restructuring activities, partially offset by a $2.0 million increase in spending to support the growth of the Broadband business.

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

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Total restructuring and related charges	$650	$11,482	$(10,832)	(94)%	$650	$14,519	$(13,869)	(96)%
Restructuring and related charges in the three and six months ended June 27, 2025 decreased by $10.8 million and $13.9 million, respectively, compared to the corresponding periods in 2024, primarily due to higher severance and employee benefits costs recorded in connection with 2024 restructuring activities in the prior periods. Refer to Note 11, “Restructuring and Related Charges,” of the Notes to our condensed consolidated financial statements for additional information.
Interest Expense, Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Interest expense, net	$(1,253)	$(1,424)	$171	(12)%	$(2,727)	$(2,147)	$(580)	27%
Interest expense, net in the three months ended June 27, 2025 decreased slightly, compared to the corresponding period in 2024. Interest expense, net in the six months ended June 27, 2025 increased by $0.6 million, compared to the corresponding period in 2024, primarily due to higher interest rates for the borrowings under the Credit Agreement compared to the interest rate for the 2024 Notes. Refer to Note 6, “Debt,” of the Notes to our condensed consolidated financial statements for additional information regarding the interest rates applicable to our outstanding loans.
Other Income, Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Other income, net	$359	$619	$(260)	(42)%	$187	$330	$(143)	(43)%

Other income, net decreased in the three and six months ended June 27, 2025, compared to the corresponding periods in 2024, primarily due to lower unrealized foreign exchange gains resulting from the fluctuation of the Euro against the U.S. dollar.
Income Taxes

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Provision for (benefit from) income taxes	$105	$(3,903)	$4,008	(103)%	$2,646	$(6,352)	$8,998	(142)%
The changes in provision for (benefit from) income taxes during the three and six months ended June 27, 2025, compared to the corresponding periods in 2024, were primarily due to pre-tax earnings in the current periods, compared to the pre-tax losses in the prior periods.

Segment Financial Results
Below is a table of our segment financial results.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
Broadband
Revenue	$86,918	$92,937	$(6,019)	(6)%	$171,796	$171,834	$(38)	—%
as % of total revenue	63%	67%	(4)%		63%	66%	(3)%
Operating income	8,585	13,781	(5,196)	(38)%	22,606	22,375	231	1%
Operating margin %	10%	15%	(5)%		13%	13%	—%
Video
Revenue	$51,109	$45,803	$5,306	12%	$99,366	$88,966	$10,400	12%
as % of total revenue	37%	33%	4%		37%	34%	3%
Operating income	5,347	(1,569)	6,916	(441)%	9,918	(8,920)	18,838	(211)%
Operating margin %	10%	(3)%	13%		10%	(10)%	20%
Total
Revenue	$138,027	$138,740	$(713)	(1)%	$271,162	$260,800	$10,362	4%
Broadband
During the three months ended June 27, 2025, our Broadband segment revenue decreased by $6.0 million, compared to the corresponding period in 2024. The decrease was primarily driven by appliance and integration revenues, mainly attributed to the timing of projects related to the deployments of new technology by our customers. The operating margin of our Broadband segment declined during the current period, mainly due to lower sales.
During the six months ended June 27, 2025, our Broadband segment revenue and profit margin were relatively flat, compared to the corresponding period in 2024.
Video
During the three months ended June 27, 2025, our Video segment revenue increased by $5.3 million, compared to the corresponding period in 2024, primarily due to a $5.3 million increase in appliance and integration revenue from sales to existing customers, driven by improved market dynamics and recent customer wins. SaaS revenue also increased by $1.4 million, mainly from the acquisition of new customers. These increases were partially offset by a $1.4 million decrease in support services revenue, resulting from lower contract renewals.
During the six months ended June 27, 2025, our Video segment revenue increased by $10.4 million, compared to the corresponding period in 2024, primarily due to a $9.3 million increase in appliance and integration revenue from sales to existing customers, driven by improved market dynamics and recent customer wins. SaaS revenue also increased by $3.3 million, mainly from the acquisition of new customers. These increases were partially offset by a $2.2 million decrease in support services revenue, resulting from lower contract renewals.
Video segment operating margin improved during the three months and six months ended June 27, 2025, compared to the corresponding period in 2024, primarily due to higher sales, gross margin expansion and savings from headcount reductions related to 2024 restructuring activities.

Liquidity and Capital Resources
We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 27, 2025, as well as in the long-term.
Material Cash Requirements
Our principal uses of cash include repayments of debt and related interest, purchases of inventory, stock repurchases, payments for payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment, facility leases, and other contractual obligations for the foreseeable future.
As of June 27, 2025, we had outstanding $131.2 million in aggregate principal amount of indebtedness, consisting of our $75.0 million Revolving Facility loan and our $38.5 million Term Facility loan under our Credit Agreement, and other debts, of which $8.3 million is scheduled to become due in the 12-month period following June 27, 2025. As of June 27, 2025, our total minimum lease payments are $22.9 million, of which $3.2 million is due before December 31, 2025, and $6.1 million is due within 12 months of June 27, 2025.
In February 2025, the Board of Directors authorized us to repurchase, from time to time, up to $200 million of our outstanding shares of common stock through February 2028 (the “Share Repurchase Authorization”), at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of June 27, 2025, approximately $149.9 million of the Share Repurchase Authorization remained available for repurchases under this program.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.
As of June 27, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $123.9 million, net accounts receivable of $120.7 million, $30.0 million from our Master Receivables Purchase Agreement (described below), and $82.0 million remaining available under the Revolving Facility of our Credit Agreement, and financing from French government agencies.
In September 2023, we entered into a Master Receivables Purchase Agreement with JPMorgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. On September 10, 2024, we delivered a notice to JP Morgan Chase Bank N.A. to, among other things, extend the purchase termination date to September 29, 2025. As of June 27, 2025, there were no receivables sold under this agreement.
Our cash and cash equivalents of $123.9 million as of June 27, 2025 consisted of bank deposits held throughout the world and money market funds, of which $43.7 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Summary of Cash Flows
The table below sets forth selected cash flow data:

	Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024
Net cash provided by (used in):
Operating activities	$71,908	$4,666
Investing activities	(5,672)	(3,856)
Financing activities	(48,883)	(34,923)
Effect of foreign exchange rate changes on cash and cash equivalents	5,132	(1,391)
Net increase (decrease) in cash and cash equivalents	$22,485	$(35,504)
Operating Activities
Net cash provided by operating activities increased by $67.2 million during the first six months of fiscal 2025, compared to the corresponding period in fiscal 2024. The increase was primarily driven by improved working capital performance, and a net income of $8.8 million in the current period, compared to a net loss of $20.6 million in the prior period.
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
Investing Activities
Net cash used in investing activities increased by $1.8 million during the first six months of fiscal 2025, compared to the corresponding period in 2024, primarily due to higher purchases of property and equipment in the current period.
Financing Activities
Net cash used in financing activities increased by $14.0 million during the first six months of fiscal 2025, compared to the corresponding period in 2024, primarily due to the $20.1 million higher stock repurchases in the current period. These were partially offset by $3.8 million in proceeds from other loans, and a $3.0 million reduction in tax withholding payments related to net share settlement of restricted stock units.
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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended June 27, 2025 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the three and six months ended June 27, 2025 accounted for approximately 63% and 61%, respectively, of our net revenue compared to 68% and 67%, respectively, for the corresponding periods in 2024. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation activity and customer concentration.
During the three and six months ended June 27, 2025, Comcast accounted for approximately 39% and 36%, respectively, of our net revenue. For the three months ended June 28, 2024, Comcast accounted for approximately 48% of our net revenue. For the six months ended June 28, 2024, Comcast and Charter Communications accounted for approximately 39% and 13%, respectively, of our net revenue. Further consolidation in the cable and broadcast and media industries could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If Comcast or other significant Broadband customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely effected.
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
In addition, our financial results may be impacted by tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods. Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Malaysia is a U.S. trading partner affected by the imposition in April 2025 of additional 10% tariffs on imports from almost all U.S. trading partners (except China, Canada, and Mexico, for which separate tariff measures continue to regulate trade) and countries with whom the United States does not have normal trade relations. Additional reciprocal tariffs could be imposed on imports from Malaysia and other U.S. trading partners in the future. We are closely monitoring U.S. tariff policies, and retaliatory tariffs and actions from U.S. trading partners, which could have an adverse impact on our business and financial results. While certain products may be exempted at this time from certain of these tariffs (e.g., semiconductors and computers), the full impact of these tariff measures on our business is uncertain. Further U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals. There can be no assurances that these disruptions will not continue or increase in the future, with countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying strategies to address these issues. During the second quarter of fiscal year 2025, we experienced a moderate increase in tariff-related costs due to U.S. tariff policies, primarily in our Broadband business. Further increases in or expansion of tariffs on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, or our contract manufacturers, that we are unable to mitigate through our sourcing and supply chain optimization strategies could result in additional increased costs, reduced revenues and/or the need to raise prices, any of which could have an adverse effect on our business, financial condition and operating results.

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
As of June 27, 2025, we maintained facilities in Israel with a total of 240 employees, or approximately 19% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Broadband and Video business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel, such as the ongoing conflict in the Middle East and the risk of escalation and broader conflict in the region. Any significant conflict involving Israel could have a direct effect on our business, in the form of physical damage to our facilities or injury to personnel, restrictions from traveling or reluctance to travel to, from, or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces. In 2024, approximately 13% of our employees in Israel were called for military duty in connection with the current conflict in the Middle East, and in the event that more of our employees are called to active duty, certain of our research and development, product development and testing and other activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of supply chains or trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East, could materially and adversely affect our business, operating results, financial condition and cash flows.
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
As of June 27, 2025, we had 895 employees in our international operations, representing approximately 72% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management. For example, Nimrod Ben-Natan, the former Senior Vice President and General Manager of our Broadband business, succeeded Patrick Harshman as President and Chief Executive Officer of the Company on June 11, 2024. Any significant leadership change or senior management transition involves inherent risks and any failure to ensure timely and suitable replacements and smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any current or future changes of management personnel will not cause disruption to operations or customer relationships or a decline in our operating results.
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
We are monitoring and managing our cash position in light of ongoing market conditions due to potential volatility and uncertainty in the banking and financial services sector, and the Middle East and Russia-Ukraine conflicts and related macroeconomic conditions. We believe that our existing cash of approximately $123.9 million as of June 27, 2025 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement provides for a $160.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such 2024 Notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of June 27, 2025, we had $82.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.
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
A breach of any of these covenants could result in an event of default under the Credit Agreement. As of June 27, 2025, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.
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
As of June 27, 2025, we had approximately $241.7 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
As of June 27, 2025, we held 138 issued U.S. patents and 49 issued foreign patents, and had 50 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Revenue derived from customers outside of the United States represented approximately 33% and 30% of our revenue for the six months ended June 27, 2025, and June 28, 2024, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a significant, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The Company is authorized to repurchase, from time to time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 27, 2025, approximately $149.9 million of the share repurchase authorization remained available.
The following table summarizes the repurchase activities for the three months ended June 27, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
March 29, 2025 - April 25, 2025	1,607,783	$8.72	1,607,783	$149.9
April 26, 2025 - May 23, 2025	—		—
May 24, 2025 - June 27, 2025	—		—
Total	1,607,783		1,607,783
(1) Average price paid per share in the period includes commission. In February 2022, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s outstanding shares of common stock through February 2025. This authorization was terminated by the Board of Directors in February 2025 with $35.2 million of repurchases effectuated. In connection with the termination of the existing program, the Board of Directors authorized a new repurchase program for the Company to repurchase up to $200 million of the Company’s outstanding shares of common stock through February 2028.
During the quarter ended June 27, 2025, we paid approximately $0.7 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 69,729 shares of common stock from employees in connection with such net share settlement at an average price of $9.39 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 27, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) include:
(i) Condensed Consolidated Balance Sheets at June 27, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2025 and June 28, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 27, 2025 and June 28, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 27, 2025 and June 28, 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2025 and June 28, 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: August 1, 2025