Form 10-Q
period 2025-09-26
HARMONIC INC.
filed 2025-11-04
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 26, 2025

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-25826

HARMONIC INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0201147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2590 Orchard Parkway

San Jose, CA 95131

(408) 542-2500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	HLIT	The Nasdaq Global Select Market

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 27, 2025 was 112,233,082.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 26, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$127,376	$101,457
Accounts receivable, net of allowances for credit losses of $1,951 and $2,528 as of September 26, 2025 and December 31, 2024, respectively	104,542	178,013
Inventories	68,604	64,004
Prepaid expenses and other current assets	26,509	22,602
Total current assets	327,031	366,076
Property and equipment, net	27,768	26,823
Operating lease right-of-use assets	12,148	12,411
Goodwill	241,767	236,876
Deferred income taxes, net	115,454	121,028
Other non-current assets	34,427	33,292
Total assets	$758,595	$796,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	2,944	2,194
Current portion of other borrowings	5,758	4,941
Accounts payable	23,270	35,250
Deferred revenue	49,522	47,069
Operating lease liabilities	5,961	5,675
Other current liabilities	69,647	72,440
Total current liabilities	157,102	167,569
Long-term debt	109,875	112,084
Other borrowings	8,052	8,694
Operating lease liabilities, non-current	13,972	14,727
Other non-current liabilities	26,583	28,174
Total liabilities	315,584	331,248
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 112,215 and 116,735 shares issued and outstanding at September 26, 2025 and December 31, 2024, respectively	112	117
Additional paid-in capital	2,458,285	2,432,733
Accumulated deficit	(2,008,215)	(1,953,495)
Accumulated other comprehensive loss	(7,171)	(14,097)
Total stockholders’ equity	443,011	465,258
Total liabilities and stockholders’ equity	$758,595	$796,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Revenue:
Appliance and integration	$97,774	$153,685	$283,382	$329,464
SaaS and service	44,608	42,071	130,162	127,092
Total net revenue	142,382	195,756	413,544	456,556
Cost of revenue:
Appliance and integration	51,656	77,683	143,898	171,635
SaaS and service	13,597	13,341	40,150	43,651
Total cost of revenue	65,253	91,024	184,048	215,286
Total gross profit	77,129	104,732	229,496	241,270
Operating expenses:
Research and development	29,699	30,073	90,490	89,562
Selling, general and administrative	36,524	35,851	111,816	114,537
Asset impairment and related charges	—	3,103	1,637	12,103
Restructuring and related charges	1,087	281	1,737	14,800
Total operating expenses	67,310	69,308	205,680	231,002
Income from operations	9,819	35,424	23,816	10,268
Interest expense, net	(1,184)	(2,686)	(3,911)	(4,833)
Other income (expense), net	113	(3,932)	300	(3,602)
Income before income taxes	8,748	28,806	20,205	1,833
Provision for income taxes	6,054	7,088	8,700	736
Net income	$2,694	$21,718	$11,505	$1,097

Net income per share:
Basic	$0.02	$0.19	$0.10	$0.01
Diluted	$0.02	$0.19	$0.10	$0.01
Weighted average shares outstanding:
Basic	112,982	116,403	114,221	114,594
Diluted	113,323	117,358	114,602	117,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net income	$2,694	$21,718	$11,505	$1,097
Foreign currency translation adjustments	(189)	6,058	6,475	1,777
Other comprehensive income before tax	(189)	6,058	6,475	1,777
Provision for (benefit from) income taxes	18	(182)	(451)	(42)
Other comprehensive income (loss), net of tax	(207)	6,240	6,926	1,819
Total comprehensive income	$2,487	$27,958	$18,431	$2,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended September 26, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 27, 2025	113,389	$113	$2,448,446	$(1,995,193)	$(6,964)	$446,402
Net income	—	—	—	2,694	—	2,694
Other comprehensive loss, net of tax	—	—	—	—	(207)	(207)
Issuance of common stock under award and purchase plans, net	591	1	2,336	—	—	2,337
Repurchase of common stock	(1,765)	(2)	—	(15,654)	—	(15,656)
Excise tax on share repurchases	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	7,503	—	—	7,503
Balance at September 26, 2025	112,215	$112	$2,458,285	$(2,008,215)	$(7,171)	$443,011

	Three Months Ended September 27, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 28, 2024	115,998	$116	$2,416,152	$(2,013,333)	$(10,127)	$392,808
Net income	—	—	—	21,718	—	21,718
Other comprehensive income, net of tax	—	—	—	—	6,240	6,240
Issuance of common stock under award and purchase plans, net	513	1	2,460	—	—	2,461
Stock-based compensation	—	—	5,710	—	—	5,710
Balance at September 27, 2024	116,511	$117	$2,424,322	$(1,991,615)	$(3,887)	$428,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 26, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	116,735	$117	$2,432,733	$(1,953,495)	$(14,097)	$465,258
Net income	—	—	—	11,505	—	11,505
Other comprehensive income, net of tax	—	—	—	—	6,926	6,926
Issuance of common stock under award and purchase plans, net	2,334	2	2,186	—	—	2,188
Repurchase of common stock	(6,854)	(7)	—	(65,750)	—	(65,757)
Excise tax on share repurchases	—	—	—	(475)	—	(475)
Stock-based compensation	—	—	23,366	—	—	23,366
Balance at September 26, 2025	112,215	$112	$2,458,285	$(2,008,215)	$(7,171)	$443,011

	Nine Months Ended September 27, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
Net income	—	—	—	1,097	—	1,097
Other comprehensive income, net of tax	—	—	—	—	1,819	1,819
Issuance of common stock under award and purchase plans, net	1,935	2	(251)	—	—	(249)
Repurchase of common stock	(2,409)	(2)	—	(30,047)	—	(30,049)
Excise tax on share repurchases	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	19,587	—	—	19,587
Issuance of common stock upon conversion of 2024 Notes	4,578	5	(57)	—	—	(52)
Balance at September 27, 2024	116,511	$117	$2,424,322	$(1,991,615)	$(3,887)	$428,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net income	$11,505	$1,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,215	9,171
Asset impairment and related charges	1,637	12,103
Stock-based compensation	23,486	19,587
Foreign currency remeasurement	446	6,513
Deferred income taxes, net	(3,120)	(2,673)
Provision for excess and obsolete inventories	2,789	3,135
Other	61	435
Changes in operating assets and liabilities:
Accounts receivable, net	74,121	(31,611)
Inventories	(3,944)	6,592
Prepaid expenses and other assets	10,359	(3,489)
Accounts payable	(13,785)	1,787
Deferred revenues	1,173	2,062
Other liabilities	(17,265)	(11,323)
Net cash provided by operating activities	95,678	13,386
Cash flows from investing activities:
Purchases of property and equipment	(8,404)	(6,840)
Net cash used in investing activities	(8,404)	(6,840)
Cash flows from financing activities:
Proceeds from long-term debt	95,000	115,000
Repayment of convertible debt	—	(115,500)
Repayment of long-term debt and other borrowings	(101,897)	(4,797)
Payments for debt issuance costs	—	(332)
Repurchase of common stock	(65,757)	(30,047)
Proceeds from other borrowings	3,835	3,943
Proceeds from common stock issued to employees	5,983	6,628
Taxes paid related to net share settlement of equity awards	(3,795)	(6,877)
Net cash used in financing activities	(66,631)	(31,982)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,283	(332)
Net increase (decrease) in cash and cash equivalents and restricted cash	25,926	(25,768)
Cash and cash equivalents and restricted cash at beginning of period	101,789	84,269
Cash and cash equivalents and restricted cash at end of period	$127,715	$58,501

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$127,376	$58,174
Restricted cash included in other current assets	339	327
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$127,715	$58,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Supplemental cash flow disclosure:
Income tax payments, net	$14,496	$12,894
Interest payments, net	$2,897	$4,363
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$968	$709
Supplemental schedule of non-cash financing activities:
Shares of common stock issued upon redemption of the 2024 Notes	—	4,578

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

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2024 Form 10-K. There have been no significant changes to these policies during the nine months ended September 26, 2025.

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

Income Tax Legislation

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA adjusted a number of tax provisions affecting businesses including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. As of September 26, 2025, we have recognized the tax effects of the OBBBA, which did not have a material impact on our consolidated financial statements.

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

Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	September 26, 2025	December 31, 2024
Contract assets	$4,346	$4,288
Deferred revenue	$58,969	$57,269

Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.

Revenue recognized during the three months ended September 26, 2025 and September 27, 2024 that was included within the deferred revenue balance at January 1, 2025 and January 1, 2024, was $8.4 million and $8.0 million, respectively. Revenue recognized during the nine months ended September 26, 2025 and September 27, 2024, that was included within the deferred revenue balance at January 1, 2025 and January 1, 2024, was $38.9 million and $34.6 million, respectively.

Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of September 26, 2025 was $494.5 million, 63% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.

Refer to Note 10, “Segment Information” for disaggregated revenue information.

NOTE 4: LEASES

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Operating lease cost	$1,692	$1,682	$5,136	$5,170
Variable lease cost	301	337	854	1,144
Total lease cost	$1,993	$2,019	$5,990	$6,314

Supplemental information related to leases are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cash paid for operating lease liabilities	$1,537	$1,755	$4,520	$5,323
Right-of-use assets obtained in exchange for operating lease obligations	$1,252	$—	$2,640	$—

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

NOTE 5: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected balance sheet components:

Inventories:	As of
(in thousands)	September 26, 2025	December 31, 2024
Finished goods	$45,004	$37,634
Raw materials	10,316	14,214
Work-in-process	4,415	2,951
Service-related spares	8,869	9,205
Total	$68,604	$64,004

Prepaid expenses and other current assets:	As of
(in thousands)	September 26, 2025	December 31, 2024
Prepaid expenses	$12,097	$4,219
Contract assets	4,346	4,288
Other current assets	10,066	14,095
Total	$26,509	$22,602

Property and equipment, net:	As of
(in thousands)	September 26, 2025	December 31, 2024
Machinery and equipment	$81,656	$77,710
Capitalized software	27,446	26,882
Leasehold improvements	24,836	25,701
Furniture and fixtures	2,661	2,583
Construction-in-progress	2,940	1,081
Property and equipment, gross	139,539	133,957
Less: accumulated depreciation and amortization	(111,771)	(107,134)
Total	$27,768	$26,823

During the second quarter of 2025, the Company recognized impairment charges of $0.3 million related to leasehold improvements. Refer to Note 4, “Leases” for more details.

Other current liabilities:	As of
(in thousands)	September 26, 2025	December 31, 2024
Accrued employee compensation and related expenses	$21,517	$25,053
Income tax payable	981	11,728
Accrued customer rebates	12,121	5,327
Accrued liabilities for excess and obsolete inventory	8,831	7,247
Other	26,197	23,085
Total	$69,647	$72,440

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

Revolving and Term Facilities

In December 2023, the Company entered into a five-year Credit Agreement (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent for the lenders. As amended, the Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $160.0 million (“the Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Revolving Facility and the Term Facility both mature on December 21, 2028. The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. The proceeds of the loans under the Term Facility were required to be used to repurchase, redeem, acquire or otherwise settle the 2024 Notes. In April 2024, the Company borrowed all $40.0 million under the Term Facility in connection with settling conversions of the 2024 Notes. The Credit Agreement also includes an uncommitted accordion feature whereby the Company may increase the Revolving Facility and/or establish one or more new term loan facilities by an aggregate amount not to exceed $100.0 million, during the term of the Credit Agreement, subject to certain conditions, including lender consent. In December 2024, the Company amended the Credit Agreement, increasing the revolving credit commitments in an aggregate principal amount of up to $40.0 million. As a result of the additional commitments, the Credit Agreement now provides for loans in an aggregate principal amount of up to $200.0 million, consisting of a $160.0 million revolving credit facility and a $40.0 million term loan facility.

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

The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of September 26, 2025, the Company was in compliance with the covenants under the Credit Agreement.

Repayment of the principal amount of the term loans began on December 31, 2024, in quarterly installments equal to 1.25% of the initial borrowing of $40.0 million, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of September 26, 2025, the Company had repaid $2.0 million of these installments, and $3.0 million were due in twelve months and therefore classified as current portion of long-term debt on the condensed consolidated balance sheet. As of September 26, 2025, the Company had outstanding borrowings of $38.0 million under the Term Facility, $75.0 million under the Revolving Facility, $3.0 million of letters of credit issued, and $82.0 million of remaining capacity under the Revolving Facility. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.

For the three and nine months ended September 26, 2025, the Company incurred interest expenses of $1.5 million and $5.0 million on these borrowings, respectively.

NOTE 7: STOCKHOLDERS’ EQUITY

Share-based Compensation Plans

The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cost of revenue	$260	$295	$1,689	$1,091
Research and development	1,904	1,804	5,601	5,282
Selling, general and administrative	5,160	3,611	16,196	13,214
Total	$7,324	$5,710	$23,486	$19,587

Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2024	3,447	$12.95
Granted	3,148	8.71
Vested	(2,064)	12.59
Forfeited	(162)	12.90
Balance at September 26, 2025	4,369	$10.07

The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (as amended and restated, the “ESPP”) and, until June 2025, stock plans adopted in 1995 and 2002 (as amended and restated, the “1995 Stock Plan” and “2002 Director Plan”, respectively). Refer to Note 11, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2024 Form 10-K for details pertaining to each plan.

In June 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Stock Plan”) to replace the 1995 Stock Plan and 2002 Director Plan. Stockholders also approved an amendment to the 2002 ESPP, increasing the number of shares of common stock reserved for issuance by 500,000 shares. As of September 26, 2025, an aggregate of 6,855,570 shares of common stock were reserved for issuance under the 2025 Stock Plan, of which 5,215,195 shares remained available for future grants.

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

During the nine months ended September 26, 2025, the Company repurchased and retired approximately 6.9 million shares of the Company’s common stock for an aggregate amount of $65.8 million. As of September 26, 2025, approximately $134.2 million of the share repurchase authorization remained available for repurchases under this program.

NOTE 8: FAIR VALUE MEASUREMENTS

The applicable accounting guidance establishes a framework for measuring fair value and requires disclosure about the fair value measurements of assets and liabilities. This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as follows:

•
Level 1 - Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 26, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$47,311	$—	$—	$47,311	$10,000	$—	$—	$10,000

The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	September 26, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Long-term debt	$112,819	$—	$112,819	$—	$114,278	$—	$114,278	$—
Other borrowings	$13,810	$—	$13,810	$—	$13,635	$—	$13,635	$—

NOTE 9: NET INCOME PER SHARE

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

As noted in Note 6, “Debt,” the principal amount of the 2024 Notes was settled in cash while the conversion spread value was settled in shares.

The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator:
Net income	$2,694	$21,718	$11,505	$1,097
Denominator:
Weighted average number of shares outstanding:
Basic	112,982	116,403	114,221	114,594
2024 Notes	—	—	—	1,914
Restricted stock units	341	940	376	869
Stock purchase rights under the ESPP	—	15	5	8
Diluted	113,323	117,358	114,602	117,385
Net income per share:
Basic	$0.02	$0.19	$0.10	$0.01
Diluted	$0.02	$0.19	$0.10	$0.01

The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income per share, because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Restricted stock units	894	165	1,022	676
Stock purchase rights under the ESPP	374	—	241	—
Total	1,268	165	1,263	676

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

The following tables set forth our segment information of revenue, expense, and income (loss) from operations:

	Three Months Ended September 26, 2025
(in thousands)	Broadband	Video	Total
Revenue	$90,492	$51,890	$142,382
Less:
Cost of revenue	47,727	17,266	64,993
Research and development	15,195	12,599	27,794
Selling, general and administrative	15,475	15,141	30,616
Segment operating income	$12,095	$6,884	$18,979

	Three Months Ended September 27, 2024
(in thousands)	Broadband	Video	Total
Revenue	$145,338	$50,418	$195,756
Less:
Cost of revenue	75,082	15,648	90,730
Research and development	15,399	12,870	28,269
Selling, general and administrative	16,665	15,574	32,239
Segment operating income	$38,192	$6,326	$44,518

	Nine Months Ended September 26, 2025
(in thousands)	Broadband	Video	Total
Revenue	$262,288	$151,256	$413,544
Less:
Cost of revenue	132,031	50,328	182,359
Research and development	46,399	38,487	84,886
Selling, general and administrative	49,157	45,639	94,796
Segment operating income	$34,701	$16,802	$51,503

	Nine Months Ended September 27, 2024
(in thousands)	Broadband	Video	Total
Revenue	$317,172	$139,384	$456,556
Less:
Cost of revenue	165,186	48,551	213,737
Research and development	42,343	41,938	84,281
Selling, general and administrative	49,076	51,489	100,565
Segment operating income (loss)	$60,567	$(2,594)	$57,973

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Total consolidated segment operating income	$18,979	$44,518	$51,503	$57,973
Stock-based compensation (1)	(7,324)	(5,710)	(23,486)	(19,587)
Restructuring and related charges (1)	(1,087)	(281)	(1,737)	(15,260)
Lease-related asset impairment and other charges (1)	—	(1,279)	(1,637)	(10,279)
Asset impairment charges (1)	—	(1,824)	—	(1,824)
Non-recurring advisory fees (1)	(749)	—	(827)	(755)
Consolidated income from operations	9,819	35,424	23,816	10,268
Non-operating expense, net	(1,071)	(6,618)	(3,611)	(8,435)
Income before income taxes	$8,748	$28,806	$20,205	$1,833

(1) Together with stock-based compensation, the Company does not allocate restructuring and related charges, lease-related asset impairment and other non-recurring advisory fees to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments.

Disaggregation of Revenues

The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Product sales	$85,048	$150,285	$257,588	$311,642
Professional services	12,726	3,400	25,794	17,822
Total Appliance and integration	97,774	153,685	283,382	329,464
SaaS	16,108	14,182	46,320	41,069
Support services	28,500	27,889	83,842	86,023
Total SaaS and services	44,608	42,071	130,162	127,092
Total revenue	$142,382	$195,756	$413,544	$456,556

The following table provides a summary of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
United States (1)	$98,655	$157,519	$279,986	$340,340
Other countries (1)	43,727	38,237	133,558	116,216
Total revenue	$142,382	$195,756	$413,544	$456,556

(1) Revenue is attributed to countries based on the location of the customer.

No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three and nine months ended September 26, 2025 and September 27, 2024, respectively.

NOTE 11: RESTRUCTURING AND RELATED CHARGES

The Company has undertaken multiple restructuring plans in recent years to align operating expenses with revenue and implement broad expense controls. These plans have primarily involved severance and termination benefits from headcount reductions. The total restructuring costs associated with restructuring activities in 2025 are currently estimated to be $2.0 million and will primarily be recorded to the restructuring expense line item within our condensed consolidated statements of operations. We recorded $1.7 million and $15.3 million of restructuring expenses during the nine months ended September 26, 2025 and September 27, 2024, respectively. We expect to incur substantially all of the remaining restructuring expense through the end of fiscal 2025.

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

NOTE 13: SUBSEQUENT EVENTS

On October 1, 2025, the Company used cash on hand to repay its $40.0 million outstanding loans under the Revolving Facility. As of November 4, 2025, $35.0 million in borrowings remained outstanding, and the Company had $122.0 million available to borrow under the Revolving Facility.

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
•
macroeconomic conditions, including inflation, changes in interest rates, volatility and uncertainty in the banking and financial services sector, supply chain disruptions, tariffs, government shutdowns, and volatile capital markets and foreign currency fluctuations, particularly in certain geographies;
•
the impact of geopolitical events, including the Middle East and Russia-Ukraine conflicts and risks of escalation and broader regional conflicts, and tensions between China and Taiwan and China and the United States, on our business and the markets in which we operate;
•
new and future products and services;
•
spending of our customers;
•
our strategic direction, future business plans and growth strategy;
•
industry and customer consolidation;
•
expected demand for and benefits of our products and services;
•
concentration of revenue sources;
•
expectations regarding our Broadband and Video solutions;
•
potential future acquisitions and dispositions;
•
anticipated results of potential or actual litigation;
•
our competitive environment;
•
the impact of our restructuring plans;
•
the impact of governmental regulations, including with respect to tariffs and economic sanctions;
•
the impact of U.S. and foreign withholding taxes on our ability to repatriate funds held outside the United States;
•
anticipated revenue and expenses, including the sources of such revenue and expenses;
•
expected impacts of changes in accounting rules;
•
expectations regarding the usability of our inventory and the risk that inventory will exceed forecasted demand;
•
expectations and estimates related to goodwill and its associated carrying value; and
•
use of cash, cash needs and ability to raise capital, including repurchasing our common stock.

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

Our critical accounting estimates are disclosed in our 2024 Annual Report on Form 10-K, as filed with the SEC on February 14, 2025. There have been no significant changes to these estimates during the nine months ended September 26, 2025.

ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the condensed consolidated financial statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Appliance and integration	$97,774	$153,685	$(55,911)	(36)%	$283,382	$329,464	$(46,082)	(14)%
as % of total net revenue	69%	79%			69%	72%
SaaS and service	44,608	42,071	2,537	6%	130,162	127,092	3,070	2%
as % of total net revenue	31%	21%			31%	28%
Total net revenue	$142,382	$195,756	$(53,374)	(27)%	$413,544	$456,556	$(43,012)	(9)%

Appliance and integration net revenue decreased by $55.9 million during the three months ended September 26, 2025, compared to the corresponding periods in 2024 primarily due to a decrease in revenue from our Broadband segment.

Appliance and integration net revenue decreased by $46.1 million during the nine months ended September 26, 2025, compared to the corresponding period in 2024. The decrease was mainly due to a $56.0 million decrease in our Broadband segment, partially offset by a $9.9 million increase in the Video segment revenue.

The decreases in our Broadband segment revenue in the fiscal 2025 periods presented, relative to the corresponding prior year fiscal periods, were primarily due to customer deployment timing delays associated with DOCSIS 4.0 and network readiness. The increase in our Video segment revenue for the nine months ended September 26, 2025, relative to the corresponding period in 2024, was primarily driven by higher sales to existing customers due to improved market dynamics and recent customer wins.

SaaS and service net revenue increased by $2.5 million during the three months ended September 26, 2025, compared to the corresponding period in 2024, primarily due to a $1.6 million increase in Broadband segment support services revenue, mainly driven by an expanded customer base and a $1.9 million increase in SaaS revenue, mainly driven by higher usage from existing customers. These increases were partially offset by a $1.0 million decrease in Video segment support services revenue, resulting from the decline in appliance and integration sales over the past several years.

SaaS and service net revenue increased by $3.1 million during the nine months ended September 26, 2025, compared to the corresponding period in 2024, primarily due to a $5.2 million increase in Video Segment SaaS revenue, mainly driven by the acquisition of new customers and a $1.1 million increase in Broadband segment support services revenue, mainly driven by an expanded customer base. These increases were partially offset by a $3.2 million decrease in Video segment support services revenue, resulting from the decline in Video appliance and integration sales over the past several years.

Gross Profit

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Gross profit	$77,129	$104,732	$(27,603)	(26)%	$229,496	$241,270	$(11,774)	(5)%
as % of total net revenue (“gross margin”)	54.2%	53.5%			55.5%	52.8%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.

Our gross margin increased by 70 basis points in the three months ended September 26, 2025, compared to the corresponding period in 2024. The increase was mainly driven by a 280 basis point margin expansion in the Broadband segment, benefiting from a favorable product mix. The increase was partially offset by a 210 basis point decrease in the Video segment, mainly due to the favorable appliance product mix in the prior period.

Our gross margin increased by 270 basis points in the nine months ended September 26, 2025, compared to the corresponding period in 2024, driven by contributions from both the Broadband and the Video segments. The margin expansion of 210 basis points in Broadband segment and 60 basis points in Video segment were primarily driven by a favorable product mix.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Research and development	$29,699	$30,073	$(374)	(1)%	$90,490	$89,562	$928	1%
as % of total net revenue	21%	15%			22%	20%

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

Research and development expenses remained relatively flat for the three months ended September 26, 2025, compared to the corresponding period in 2024.

Research and development expenses increased by $0.9 million in the nine months ended September 26, 2025, compared to the corresponding period in 2024. The increase was primarily attributable to $4.4 million of higher spending to support the growth of our Broadband business, partially offset by a $3.5 million decrease related to headcount reductions in our Video business from 2024 restructuring activities.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Selling, general and administrative	$36,524	$35,851	$673	2%	$111,816	$114,537	$(2,721)	(2)%
as % of total net revenue	26%	18%			27%	25%

Selling, general and administrative expenses remained relatively flat for the three months ended September 26, 2025, compared to the corresponding period in 2024.

Selling, general and administrative expenses decreased by $2.7 million in the nine months ended September 26, 2025, compared to the corresponding period in 2024, primarily due to a $5.8 million decrease in the Video business resulting from headcount reductions related to 2024 restructuring activities, partially offset by a $3.1 million increase in spending to support the growth of the Broadband business.

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

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Total restructuring and related charges	$1,087	$281	$806	287%	$1,737	$15,260	$(13,523)	(89)%

Restructuring and related charges increased by $0.8 million in the three months ended September 26, 2025, compared to the corresponding periods in 2024, primarily due to higher severance and employee benefits costs recorded in connection with 2025 restructuring activities.

Restructuring and related charges decreased by $13.5 million in the nine months ended September 26, 2025, compared to the corresponding periods in 2024, primarily due to higher severance and employee benefits costs recorded in connection with 2024 restructuring activities in the prior period. Refer to Note 11, “Restructuring and Related Charges,” of the Notes to our condensed consolidated financial statements for additional information.

Interest Expense, Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Interest expense, net	$(1,184)	$(2,686)	$1,502	(56)%	$(3,911)	$(4,833)	$922	(19)%

Interest expense, net decreased by $1.5 million in the three months ended September 26, 2025, compared to the corresponding period in 2024, primarily due to lower costs of borrowing and lower outstanding principal balance resulting from the repayment and reborrowing activities under the Revolving Facility during the current period.

Interest expense, net decreased by $0.9 million in the nine months ended September 26, 2025, compared to the corresponding period in 2024, primarily due to higher interest rates for the borrowings under the Credit Agreement compared to the interest rate for the 2024 Notes. Refer to Note 6, “Debt,” of the Notes to our condensed consolidated financial statements for additional information regarding the interest rates applicable to our outstanding loans.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Other income (expense), net	$113	$(3,932)	$4,045	(103)%	$300	$(3,602)	$3,902	(108)%

The change in other income (expense), net in the three and nine months ended September 26, 2025, respectively, compared to the corresponding periods in 2024, was primarily due to unrealized foreign exchange gains resulting from the strengthening of the Euro against the U.S. dollar in 2025, compared to unrealized foreign exchange losses in 2024.

Income Taxes

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Provision for income taxes	$6,054	$7,088	$(1,034)	(15)%	$8,700	$736	$7,964	*

*Not meaningful

The provision for income taxes decreased during the three months ended September 26, 2025, and increased during the nine months ended September 26, 2025, compared to the corresponding periods in 2024. The decrease in provision for income taxes for the three months ended September 26, 2025, was largely driven by lower pretax income in the current fiscal quarter compared to the corresponding quarter of 2024. This decrease was partially offset by a non-cash adjustment of $3.3 million in the current period related to the method change for capitalization of research and development expenses under Section 174 of the Internal Revenue Code, which reduced our Internal Revenue Code Section 250 tax benefits. The increase in provision for income taxes for the nine months ended September 26, 2025, was largely driven by an increase in pretax income for the nine months ended September 26, 2025, compared to the same period in the prior year.

Segment Financial Results

Below is a table of our segment financial results.

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	September 26, 2025	September 27, 2024	Change		September 26, 2025	September 27, 2024	Change
Broadband
Revenue	$90,492	$145,338	$(54,846)	(38)%	$262,288	$317,172	$(54,884)	(17)%
as % of total revenue	64%	74%	(10)%		63%	69%	(6)%
Operating income	12,095	38,192	(26,097)	(68)%	34,701	60,567	(25,866)	(43)%
Operating margin %	13%	26%	(13)%		13%	19%	(6)%
Video
Revenue	$51,890	$50,418	$1,472	3%	$151,256	$139,384	$11,872	9%
as % of total revenue	36%	26%	10%		37%	31%	6%
Operating income	6,884	6,326	558	9%	16,802	(2,594)	19,396	*
Operating margin %	13%	13%	—%		11%	(2)%	13%
Total
Revenue	$142,382	$195,756	$(53,374)	(27)%	$413,544	$456,556	$(43,012)	(9)%

*Not meaningful

Broadband

Our Broadband segment revenue decreased by $54.8 and $54.9 during the three and nine months ended September 26, 2025, respectively, compared to the corresponding periods in 2024. The decreases were primarily driven by appliance and integration revenues, mainly due to customer deployment timing delays associated with DOCSIS 4.0 and network readiness, which resulted in $56.5 million and $56.0 million decline for the three and nine-month periods, respectively. These decreases were partially offset by $1.6 million and $1.1 million increases in support services revenue for the three and nine-month periods, respectively, driven by expanded service offering.

Our Broadband segment operating margin declined during the three and nine months ended September 26, 2025, compared to the corresponding periods in 2024, mainly due to lower sales.

Video

During the three months ended September 26, 2025, our Video segment revenue increased by $1.5 million, compared to the corresponding period in 2024. The increase was primarily due to a $1.9 million increase in SaaS revenue from the acquisition of new customers and a $0.6 million increase in appliance and integration revenue from sales to existing customers. The increases were partially offset by a $1.0 million decrease in support services revenue, related to overall decline in appliance and integration sales. The operating margin of our Video segment remained flat.

During the nine months ended September 26, 2025, our Video segment revenue increased by $11.9 million, compared to the corresponding period in 2024, mainly driven by a $9.9 million increase in appliance and integration revenue from sales to existing customers, due to improved market dynamics and recent customer wins, and a $5.2 million increase in SaaS revenue, mainly from the acquisition of new customers. These increases were partially offset by a $3.2 million decrease in support services revenue, resulting from the overall decline in Video appliance and integration sales. The operating margin of our Video segment improved during the current period, primarily due to higher sales, gross margin expansion and savings from headcount reductions related to 2024 restructuring activities.

Liquidity and Capital Resources

We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new financing (debt and equity) funds. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 26, 2025, as well as in the long-term.

Material Cash Requirements

Our principal uses of cash include repayments of debt and related interest, purchases of inventory, stock repurchases, payments for payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment, facility leases, and other contractual obligations for the foreseeable future.

As of September 26, 2025, we had outstanding $126.8 million in aggregate principal amount of indebtedness, consisting of our $75.0 million Revolving Facility loan and our $38.0 million Term Facility loan under our Credit Agreement, and other debts, of which $8.7 million is scheduled to become due in the 12-month period following September 26, 2025. As of September 26, 2025, our total minimum lease payments are $22.6 million, of which $1.6 million is due before December 31, 2025, and $6.2 million is due within 12 months of September 26, 2025.

In February 2025, the Board of Directors authorized us to repurchase, from time to time, up to $200 million of our outstanding shares of common stock through February 2028 (the “Share Repurchase Authorization”), at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of September 26, 2025, approximately $134.2 million of the Share Repurchase Authorization remained available for repurchases under this program.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.

As of September 26, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $127.4 million, net accounts receivable of $104.5 million, $30.0 million from our Master Receivables Purchase Agreement (described below), and $82.0 million remaining available under the Revolving Facility of our Credit Agreement, and financing from French government agencies.

In September 2023, we entered into a Master Receivables Purchase Agreement with JPMorgan Chase Bank N.A, as purchaser. The agreement allows us, from time to time, to sell certain eligible billed receivables in an aggregate outstanding amount of up to $30 million. The agreement expired on September 29, 2025, and no receivables were sold under the agreement prior to its expiration.

Our cash and cash equivalents of $127.4 million as of September 26, 2025 consisted of bank deposits held throughout the world and money market funds, of which $40.1 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds.

Summary of Cash Flows

The table below sets forth selected cash flow data:

	Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024
Net cash provided by (used in):
Operating activities	$95,678	$13,386
Investing activities	(8,404)	(6,840)
Financing activities	(66,631)	(31,982)
Effect of foreign exchange rate changes on cash and cash equivalents	5,283	(332)
Net increase (decrease) in cash and cash equivalents	$25,926	$(25,768)

Operating Activities

Net cash provided by operating activities increased by $82.3 million during the first nine months of fiscal 2025, compared to the corresponding period in fiscal 2024. The increase was primarily driven by improved working capital performance, and a net income of $11.5 million in the current period, compared to a net income of $1.1 million in the prior period.

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

Investing Activities

Net cash used in investing activities increased by $1.6 million during the first nine months of fiscal 2025, compared to the corresponding period in 2024, primarily due to higher purchases of property and equipment in the current period.

Financing Activities

Net cash used in financing activities increased by $34.6 million during the first nine months of fiscal 2025, compared to the corresponding period in 2024, primarily due to the $35.7 million higher stock repurchases in the current period, partially offset by a $3.1 million reduction in tax withholding payments related to net share settlement of restricted stock units.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 26, 2025 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
We depend on cable, satellite and telco, and broadcast and media industry spending for our revenue and any material decrease or delay in spending in any of these industries would negatively impact our operating results, financial condition and cash flows;
•
The loss of one or more of our key customers, a failure to continue diversifying our customer base, or a decrease in the number of larger transactions could harm our business and our operating results;
•
We need to develop and introduce new and enhanced products and solutions in a timely manner to meet the needs of our customers and to remain competitive;
•
The markets in which we operate are intensely competitive;
•
Our future growth depends on a number of broadband and video industry trends;
•
Our software-based broadband product initiatives expose us to certain technology transition risks that may adversely impact our operating results, financial condition and cash flows;

•
Our operating results are likely to fluctuate significantly and, as a result, may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline;
•
We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we rely on contract manufacturers and other subcontractors;
•
We face risks associated with having employees and operations in Israel and outsourced engineering resources located in Ukraine; and
•
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

Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, and streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:

•
the impact of general economic conditions, actual and projected, including inflation, changing interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, changes in tariffs and trade policies, government shutdowns, uncertainty and volatility in the financial services sector and the impact of the Middle East and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies;
•
access to financing;
•
annual budget cycles of customers in each of the industries we serve;
•
the impact of industry consolidation;
•
customers suspending, reducing or shifting spending due to: (i) new broadband or video industry standards; (ii) industry trends and technology shifts, such as virtualization and cloud-based solutions; and (iii) new products and solutions, such as products and services based on our cOS software-based broadband access solutions or VOS software platform;
•
delayed or reduced near-term spending as customers transition away from video appliance solutions and adopt new business and operating models enabled by software- and cloud-based solutions, including SaaS video processing solutions;
•
federal, state, local and foreign government regulation of broadband, telco, television broadcasting and streaming media;
•
overall demand for communication services and consumer acceptance of new video and data technologies and services;
•
competitive pressures, including pricing pressures;
•
the impact of fluctuations in currency exchange rates, such as the strengthening of the U.S. dollar; and
•
discretionary end-user customer spending patterns.

In the past, specific factors contributing to reduced spending have included:

•
weak or uncertain economic and financial conditions in the United States or one or more international markets;
•
uncertainty related to development of industry technology;
•
delays in evaluations of new services, new standards and systems architectures by certain customers;
•
emphasis by certain of our customers on generating revenue from existing subscribers or end-customers, rather than from new subscribers or end-customers, through construction, expansion or upgrades;
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

In addition, uncertainty regarding the impact of tariffs imposed by the current U.S. administration, as well as any potential retaliatory measures by impacted trade partners, could adversely impact trade relations, result in higher costs and thereby decrease the purchasing power of our customers, which could delay purchasing decisions, impact payment terms and collections, and create general market instability. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions, could have a negative effect on the overall macro economy and our customers, and our ability to sell to certain customers, which could have an adverse impact on our operating results.

Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions, including those exacerbated by a prolonged government shutdown, may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced spending in those countries or regions, thereby negatively impacting our business and financial condition.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the three and nine months ended September 26, 2025 accounted for approximately 65% and 62%, respectively, of our net revenue compared to 78% and 71%, respectively, for the corresponding periods in 2024. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation activity and customer concentration.

During the three and nine months ended September 26, 2025, Comcast accounted for approximately 43% and 39%, respectively, of our net revenue. For the three months ended September 27, 2024, Comcast and Charter Communications accounted for approximately 51% and 18%, respectively, of our net revenue. For the nine months ended September 27, 2024, Comcast and Charter Communications accounted for approximately 44% and 15%, respectively, of our net revenue. Further consolidation in the cable and broadcast and media industries could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If Comcast or other significant Broadband customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely affected.

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

•
more consumers with more connected devices and applications;
•
convergence, whereby network operators bundle video, voice and data services to consumers, including mobile delivery options;
•
continued strong consumer demand for bandwidth-intensive video-on-demand and streaming video services, and interactive cloud applications;
•
the pace of adoption and deployment of high-bandwidth technology, such as DOCSIS 3.x, DOCSIS 4.0, next generation LTE and FTTP, along with virtualized broadband access solutions and distributed multiple access architectures;
•
continued adoption of public cloud SaaS platforms to stream video content to consumers, as well as for broadcast infrastructure workflows;
•
continued growth in targeted advertising as a key revenue source for video streaming service providers;
•
the use of digital video by businesses, governments and educational institutions globally;
•
efforts by regulators and governments in the United States and internationally to encourage the adoption of broadband and digital technologies, including 5G broadband networks, as well as to regulate broadband access and delivery;
•
the need to develop partnerships with other companies involved in broadband services and video infrastructure workflow;
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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•
the level and timing of spending of our customers in the United States, Europe and in other markets;
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
•
our ongoing transition to a SaaS subscription model for our Video business, which may cause near-term declines in revenue in our Video segment since, unlike Video appliance sales, SaaS revenue is recognized over the applicable subscription term based on service usage;
•
the timing of completion of our customers’ projects;
•
the length of each customer product upgrade cycle and the volume of purchases during the cycle;
•
competitive market conditions, including pricing actions by our competitors;
•
the level and mix of our domestic and international revenue;
•
new product introductions by our competitors or by us;
•
uncertainty in the European Union due to unrest or violence in Ukraine that the ongoing military conflict with the Russian Federation has caused, which could adversely affect our results, financial condition and prospects;
•
uncertainty in the Middle East due to the latest developments in the conflicts in the region and the risk of escalation and broader conflict in the Middle East, which could also adversely affect our results, financial condition and prospects;
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
impairment of our goodwill;
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

In addition, our financial results may be impacted by tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods. Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Since February 2025, the U.S. government has begun to impose (i) additional 10-35% fentanyl-related tariffs on certain goods from China, Canada, and Mexico (with exceptions for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement); (ii) additional Section 232 tariffs of 10-50% on certain imports deemed to threaten or impair U.S. national security (including aluminum, steel, copper and automotive goods); (iii) additional reciprocal tariffs of 10-125% on imports from most U.S. trading partners (including a rate of 19% for Malaysia and 20% for Taiwan since August 7, 2025, but with some exceptions, including but not limited to certain pharmaceuticals, semiconductors, computers, critical mineral products, and products subject to active Section 232 tariff orders); and (iv) additional Section 301 tariffs of 7.5-100% on certain commodities from certain U.S. partners, most prominently China and Brazil. Additional tariffs may be forthcoming. We are closely monitoring U.S. tariff policies, and retaliatory tariffs and actions from U.S. trading partners, which could have an adverse impact on our business and financial results. The full impact of these tariff measures on our business is uncertain. Further U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals. There can be no assurances that these disruptions will not continue or increase in the future, including with respect to countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying strategies to address these issues. During the second quarter of fiscal year 2025, we experienced a moderate increase in tariff-related costs due to U.S. tariff policies, primarily in our Broadband business. Further increases in or expansion of tariffs on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, or our contract manufacturers, that we are unable to mitigate through our sourcing and supply chain optimization strategies could result in additional increased costs, reduced revenues and/or the need to raise prices, any of which could have an adverse effect on our business, financial condition and operating results.

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

As of September 26, 2025, we maintained facilities in Israel with a total of 234 employees, or approximately 19% of our worldwide workforce. Our employees in Israel engage in a number of activities, for both our Broadband and Video business segments, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

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

As of September 26, 2025, we had 882 employees in our international operations, representing approximately 73% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems, or the cybersecurity systems of relevant third parties, fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, ransomware and other malicious code, data protection breaches, computer viruses, denial-of-service attacks, or disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:

•
our intellectual property and other proprietary data, or financial assets, could be stolen, lost, altered, or otherwise unavailable;
•
our ability to manage and conduct our business operations could be seriously disrupted;
•
defects and security vulnerabilities could be introduced into our product, software and SaaS offerings, thereby damaging the reputation and perceived reliability and security of our products; and
•
confidential or otherwise sensitive information, including personal data of our customers, employees and business partners, could be compromised and lead to unauthorized, unlawful, or accidental access to, or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, such information.

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

We are monitoring and managing our cash position in light of ongoing market conditions due to potential volatility and uncertainty in the banking and financial services sector, and the Middle East and Russia-Ukraine conflicts and related macroeconomic conditions. We believe that our existing cash of approximately $127.4 million as of September 26, 2025 will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. The Credit Agreement provides for a $160.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such 2024 Notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of September 26, 2025, we had $82.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.

Our Credit Agreement contains covenants that limit our ability and the ability of our subsidiaries to, subject to certain limitations and exceptions:

•
grant liens;
•
incur debt;
•
make acquisitions and other investments;
•
undergo certain fundamental changes;
•
dispose of assets;
•
make certain restricted payments;
•
enter into transactions with affiliates; and
•
enter into burdensome agreements.

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

A breach of any of these covenants could result in an event of default under the Credit Agreement. As of September 26, 2025, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.

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
•
compliance with regulatory requirements, such as local employment regulations and organized labor requirements;
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

As of September 26, 2025, we had approximately $241.8 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

For example, effective as of January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires such expenditures to be capitalized and amortized ratably over a five-year period for domestic expenditures or a fifteen-year period for foreign expenditures. However, the One Big Beautiful Bill Act of 2025, which was enacted on July 4, 2025, makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development costs and permitting deductions for them on a current basis.

Further, the Inflation Reduction Act of 2022, among other things, imposes a one-percent non-deductible excise tax on certain repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program.

In addition, the Organization for Economic Co-operation and Development (the “OECD”), the European Union, as well as a number of other countries and organizations have recently enacted new laws, and proposed or recommended changes to existing tax laws, that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. For example, the OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2, which Member States in the European Union have implemented into national legislation as of the end of 2023 and has been adopted by certain other jurisdictions. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.

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

As of September 26, 2025, we held 140 issued U.S. patents and 40 issued foreign patents, and had 52 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

In addition, as discussed in more detail above, we may be affected by heightened or new tariffs that could have a significant adverse impact on our operating results or, if we are able to pass on the related costs in any particular situation, would increase the cost of the related product to our customers. As a result, the future imposition of significant increases in the level of tariffs or the creation of import quotas on our products, or any of the limitations on international sales described above, could have a material adverse effect on our business, operating results, financial condition and cash flows. Further, some of our customers in Europe have been, or are being, audited by local governmental authorities regarding the tariff classifications used for importation of our products. Import duties and tariffs vary by country and a different tariff classification for any of our products may result in higher duties or tariffs, which could have an adverse impact on our operating results and potentially increase the cost of the related products to our customers.

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

Revenue derived from customers outside of the United States represented approximately 32% and 25% of our revenue for the nine months ended September 26, 2025, and September 27, 2024, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a significant, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, VARs and systems integrators, particularly in emerging market countries. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine and India.

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
•
fluctuations in currency exchange rates;
•
ability of certain non-U.S. customers to timely make payments in U.S. dollar due to local government currency controls;
•
changes in foreign government regulations and telco standards;
•
import and export license requirements, tariffs and trade policies, taxes, economic sanctions, contractual limitations and other trade barriers;

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
•
compliance with the FCPA, the U.K. Bribery Act and/or similar anti-corruption and anti-bribery laws, particularly in emerging market countries;
•
the burden of complying with a wide variety of foreign laws, regulations, treaties and technical standards;
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
•
any negative economic impacts resulting from the political environment in the United States or the United Kingdoms’ exit from the European Union; and
•
business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics.

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

Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:

•
general market and economic conditions, including inflation, interest rates, volatile capital markets, uncertainty and volatility in the financial services sector, the Middle East and Russia-Ukraine conflicts and potential escalations and broader regional conflicts, and rising tensions between China and Taiwan and the United States;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company is authorized to repurchase, from time to time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 26, 2025, approximately $134.2 million of the share repurchase authorization remained available.

The following table summarizes the repurchase activities for the three months ended September 26, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
June 28, 2025 - July 25, 2025	—	n/a	—	$149.9
July 26, 2025 - August 22, 2025	1,765,028	$8.87	1,765,028	$134.2
August 23, 2025 - September 26, 2025	—	n/a	—	$134.2
Total	1,765,028		1,765,028

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

During the quarter ended September 26, 2025, we paid approximately $0.6 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 64,930 shares of common stock from employees in connection with such net share settlement at an average price of $9.09 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 26, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) include:

(i) Condensed Consolidated Balance Sheets at September 26, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2025 and September 27, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 26, 2025 and September 27, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 26, 2025 and September 27, 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2025 and September 27, 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: November 4, 2025