Form 10-K
period 2025-12-31
HARMONIC INC.
filed 2026-02-24
CIK 851310

2025 Annual Report

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based on the reported closing sale price of the Common Stock on The Nasdaq Global Select Market on June 27, 2025, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $654.6 million.

Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2026, there were 110,242,356 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2025) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
concentration of revenue sources;
•
expectations regarding our Broadband solutions;
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

•
use of cash, cash needs and ability to raise capital, including repurchasing our common stock; and
•
expectations regarding the sale of our Video business and the intended benefits of the disposition.

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

•
We may not achieve the intended benefits of the sale of our Video business;
•
We depend on cable and telecommunication industry spending for our revenue and any material decrease or delay in spending in any of these industries would negatively impact our operating results, financial condition and cash flows;
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
•
Our future growth depends on a number of broadband industry trends;
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
•
We face risks associated with having employees and operations in Israel and outsourced engineering resources located in Ukraine; and
•
If we are unsuccessful at executing our business plan and necessary transition activities following the sale of our Video business, our business and results of operations may be adversely affected and our ability to invest and grow our business could be limited.

PART I

Item 1. BUSINESS

General

We are a leading global provider of broadband access solutions that enable broadband operators to more efficiently and effectively deploy high-speed internet for data, voice and video services for their customers.

Our Broadband business provides broadband access solutions and related services, including our cOS software-based broadband access solution, to broadband operators globally.

We derived approximately 89% of our revenue from the Americas in 2025. The Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions accounted for 9% and 2% of our 2025 revenue, respectively.

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

Discontinued Operations

On December 8, 2025, the Company entered into a Put Option Agreement (the "Put Option Agreement") to sell its Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”). Under the Put Option Agreement, the Buyer has irrevocably provided the Company with the right to require the Buyer to purchase the Company's Video business for a purchase price of $145 million in cash (the "Disposition"). The purchase price is subject to a potential adjustment based on the amount, on the date the Disposition is consummated, of net working capital of the Video business, the cash and debt of the entities to be sold in the Disposition, as well as the amount of specified selling expenses. In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Disposition of the Video business met the held-for-sale and discontinued operations accounting criteria upon execution of the Put Option Agreement. Accordingly, the Company classified the results of the Video Business as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Video Business were classified as held-for-sale in the consolidated balance sheet as of December 31, 2025.

Unless otherwise noted, the discussion throughout Part I of this Form 10-K, including the various metrics cited, excludes the Video business and pertains only to our continuing operations. For information on discontinued operations, refer to Note 3 of our consolidated financial statements under the caption “Discontinued Operations.”

Industry Overview and Market Trends

Industry Challenges

Broadband operators continue to face challenges from the rapid growth of demand for broadband bandwidth and increased reliability in their networks, driven primarily by:

•
more users with more connected devices and applications;
•
bundled digital video, voice and high-speed data services;
•
bandwidth-intensive Video-on-demand (VOD) and streaming video services, interactive cloud applications and AI-driven bandwidth usage;
•
work-from-home (WFH) and remote education demands for high-quality video conferencing;
•
Internet-of-Things (IoT) devices that contribute to continuous data generation and transmission; and

•
quality of experience demands for real-time video conferencing, gaming and artificial intelligence (AI) applications.

In addition, the operation of network infrastructure is space, power and personnel intensive. Hardware-centric networks can also be expensive to update or replace. To remain competitive, especially in the face of heightened competition for high-speed data (HSD) subscribers to deliver multi-gigabit and symmetric data rates, broadband operators need to significantly upgrade existing equipment and network technologies.

Technology Trends

•
DOCSIS. We believe the cable industry will continue to deploy the DOCSIS 3.1 standard, which enables high bandwidth data transfer over existing broadband infrastructure, and we expect accelerating adoption and deployment of the next-generation DOCSIS 4.0 standard, which has begun in certain markets.
•
Virtualization. We believe broadband operators will continue to move toward more software-driven architectures, which is central to our Broadband business and product strategy. Virtualized software solutions that are decoupled from underlying hardware and run on commercial-off-the-shelf (COTS) servers and/or cloud-native architectures allow for significantly increased efficiencies, upgradability, configuration flexibility, service agility and scalability not feasible with hardware-centric approaches. We believe a software-based broadband access solution can significantly reduce broadband operator facility costs, especially costs related to physical space and power consumption, and increase operational efficiency, and that the deployment of these systems will be an important step in broadband operators’ transition to all-IP networks.
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
•
Multiple Access. cOS is a software-based solution that runs on COTS servers connected to distributed access nodes. Traditionally, the distributed access nodes deliver service to the subscribers over RF signals with DOCSIS. With cOS, FTTH services over passive optical networks (PON) can be supported with software running on cOS servers and with remote optical line termination (OLT) modules plugged into the DAA nodes. The result is that the cOS solution can support delivering both DOCSIS and PON services to different subscribers, which we believe is another key differentiating competitive advantage for Harmonic. As fiber is pulled deeper into the network, broadband operators will have the infrastructure and technology to deliver both traditional cable services and FTTH. Harmonic offers a range of indoor OLT shelves and hardened outdoor OLT shelves and OLT modules as part of the cOS solution, delivering PON services to telcos. Additionally, our open optical network unit (ONU) approach, which supports a growing list of ONUs, fosters an open ecosystem that benefits telcos.

Our business strategy is focused on providing our customers with software-based access solutions, on a centralized, distributed access or hybrid architecture, to enable and support these technology and industry trends. Our strategy centers on delivering solutions to improve subscriber satisfaction through superior speed, reliability, and quality of experience. Our comprehensive fiber and cable portfolio, combined with an intelligent platform as a service, empowers brand providers worldwide to transform their networks faster and more efficiently while proactively optimizing performance and ensuring excellent subscriber experience.

Our Products and Solutions

Software-Based Broadband Access Solution. As demand continues to rapidly grow for high-speed broadband services such as streaming, VOD, time-shift TV and cloud DVR, we believe we can help broadband operators take advantage of this opportunity with our cOS software-based broadband access solution, an end-to-end solution consisting of virtualized cloud-native software elements that orchestrate and connect with a variety of Harmonic and third-party indoor and outdoor hardware devices. Harmonic hardware products include our Oyster, Ripple and SeaStar DAA nodes; Reef and Wave PHY shelf products; Pebble Remote PHY Devices (RPDs); and Fin, Pearl and Pier OLT modules and devices.

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

Technical Support and Professional Services

We provide maintenance and support services to most of our customers under service level agreements that are generally renewed on an annual basis. We also provide consulting, implementation and integration services to our customers worldwide. We draw upon our expertise in communications networking and broadband access technologies to design, integrate and install complete solutions for our customers, including integration with third-party products and services. We offer a broad range of services, including program management, technical design and planning, building and site preparation, integration and equipment installation, end-to-end system testing and comprehensive training.

Customers

We sell our products to a variety of cable and telco operators. Set forth below is a representative list of our significant end user and integrator/reseller customers, listed alphabetically, based, in part, on revenue during 2025.

United States	International
Astound	America Movil
Cable One, Inc.	Cablemas Telecom
Charter Communications	DNA OYJ
Clarity Telcom	Interactive Digital Technologies Inc.
Comcast	Millicom International
ePlus	Normann Engineering
GCI Communication	Tele2 Sverige AB
MediaCom	Telecentro SA
Mega Hertz	Telia Norge
MidContinent Communications	Vodafone

Sales to our 10 largest customers in 2025, 2024 and 2023 accounted for approximately 84%, 91% and 90% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During the fiscal year ended December 31, 2025, one customer accounted for 54% of our net revenue. During the fiscal year ended December 31, 2024, two of our customers accounted for 57% and 24% of our net revenue, respectively. During the fiscal year ended December 31, 2023, one customer accounted for 64% of our net revenue. The loss of any significant customer, or any material reduction in orders from any significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

Our direct sales force and resellers are supported by highly trained technical staff, which includes application engineers who work closely with our customers to develop technical proposals and design systems to optimize system performance and economic benefits for our customers. Our technical support teams provide a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and resellers, both in our facilities and on-site.

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

Manufacturing and Suppliers

We rely on third-party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. (“Plexus”) to act as our primary contract manufacturer. Plexus accounts for the majority of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed for a term expiring in October 2026. We do not generally maintain long-term agreements with any of our contract manufacturers beyond Plexus.

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

Intellectual Property

As of December 31, 2025, we held 65 issued U.S. patents and seven issued foreign patents and had 39 patent applications pending. Our issued patents are scheduled to expire between 2030 and 2043. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot provide assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around our patents. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in a territory in which we do business or may do business in the future.

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

Backlog

We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of unfilled firm purchase orders and contracts by our customers which have not been completed. Approximately 53% of our backlog and deferred revenue is projected to be converted to revenue within a rolling one-year period. As of December 31, 2025 and 2024, we had backlog, including deferred revenue, of $573.8 million and $332.3 million, respectively. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in spending by our customers or changes in specific customer requirements. In addition, due to annual budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.

Competition

The Broadband market in which we operate is extremely competitive and has been characterized by rapid technological change and declining average selling prices in the past. The principal competitive factors in this market include product performance, functionality and features, reliability, pricing, breadth of product offerings, brand recognition and awareness, sales and distribution capabilities, technical operations, support and services, and customer relationships with our customers. We believe that we compete favorably in each of these categories.

Our competitors in our Broadband business include a number of suppliers of networking and communications equipment and solutions to broadband service providers.

Research and Development

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2025, 2024 and 2023 were approximately $76.3 million, $72.6 million and $69.7 million, respectively. Research and development expenses as a percentage of revenue in 2025, 2024 and 2023 were approximately 21%, 15% and 18%, respectively. Our internal research and development activities are conducted primarily in Israel, France, United States, and India. In addition, a portion of our research and development is conducted through third-party partners with engineering resources in Ukraine and Poland.

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

Human Capital Resources

As of December 31, 2025, we employed a total of 534 full time employees, including 236 in research and development, 62 in sales, 80 in service and support, 45 in operations, 25 in marketing (corporate and product) and 86 in a general and administrative capacity. Of those employees, 195 were located in the United States and Canada, and 339 employees were located outside of North America in 17 countries in Central and South America, the Middle East and Africa, Europe and the Asia Pacific region. From time to time, we also employ a number of temporary employees and consultants on a contract basis. Our employees in France are represented by labor unions and an employee works council. None of our other employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Item 1A. RISK FACTORS

Risks Related to the Sale of our Video Business

If we are unsuccessful in completing the pending sale of our Video business or executing our business plan and necessary transition activities following the sale of our Video business, our business and results of operations may be adversely affected and our ability to invest and grow our business could be limited.

On December 8, 2025, we entered into the Put Option Agreement to sell our Video business to Leone Media Inc. We face risks related to the Disposition, including the possibility that the Put Option Agreement may be terminated prior to the completion of the Disposition, diversion of management’s attention, disruption of our relationships with third parties and employees, and restrictions on our business activities and potential litigation related to the Disposition. We may experience delays in the anticipated timing of activities related to the Disposition, including with respect to the completion of the consultation process with the relevant employee works council in France or other regulatory approvals, and higher than expected or unanticipated execution costs. If we do not succeed in executing the Disposition or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business. Additionally, the risks described elsewhere in this annual report on Form 10-K related to our Video business will continue to impact our business until the completion of the Disposition.

We may not achieve the intended benefits of the sale of our Video business.

We may not realize some or all of the anticipated benefits of the sale of our Video business. The constraints on our business imposed by the Disposition, including the resources required to complete the Disposition and the sale of certain assets and revenue streams we have historically used in our business, could have a continuing impact on the execution of our business strategy and our overall operating results.

We may not realize some or all of the anticipated benefits of the Disposition with respect to the anticipated performance in our remaining business segment and the Disposition may adversely affect our business. Our ability to realize the anticipated benefits of the Disposition will depend significantly on our ability to successfully operate, grow and develop the remaining business segment in the absence of our Video business. In addition, some of the anticipated benefits may not occur for a significant time period following the completion of the Disposition. If our strategy is not successful and does not achieve our expectations over the long term, our business and results of operations may be adversely affected and the price of our common stock could decline.

Our future results of operations will be dependent solely on the operations of the Broadband business and may differ materially from our previous results.

The Video business generated approximately 37% of our aggregate revenue for fiscal 2025, approximately 28% of our aggregate revenue for fiscal 2024, and approximately 36% of our aggregate revenue for fiscal 2023. Accordingly, our future financial results may differ from our previous results since our future financial results will be dependent solely on our Broadband business. Any downturn in our Broadband business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.

Risks Related to Our Business and Our Industry

We depend on cable and telco industry spending for our revenue and any material decrease or delay in spending in any of these industries would negatively impact our operating results, financial condition and cash flows.

Our revenue has been derived from worldwide sales to broadband service providers. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products and solutions will depend on the magnitude and timing of spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These spending patterns are dependent on a variety of factors, including:

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
•
the impact of industry consolidation;
•
customers suspending, reducing or shifting spending in order to transition or adapt to new broadband industry standards and industry trends or technology shifts;
•
federal, state, local and foreign government regulation of the broadband industry;
•
overall demand for broadband services; and
•
competitive pressures, including pricing pressures, and the impact of fluctuations in currency exchange rates, such as the strengthening of the U.S. dollar;

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

In addition, uncertainty regarding the impact of tariffs imposed or threatened by the current U.S. administration, as well as any potential retaliatory measures by impacted trade partners, could adversely impact trade relations, result in higher costs and thereby decrease the purchasing power of our customers, which could delay purchasing decisions, impact payment terms and collections, and create general market instability. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions, could have a negative effect on the overall macro economy and our customers, and our ability to sell to certain customers, which could have an adverse impact on our operating results.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the fiscal years ended December 31, 2025, 2024 and 2023 accounted for approximately 84%, 91% and 90% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding domestically and internationally, we expect to see continuing industry consolidation activity and customer concentration.

During the fiscal year ended December 31, 2025, one customer accounted for 54% of our net revenue. During the fiscal year ended December 31, 2024, two of our customers accounted for 57% and 24% of our net revenue, respectively. During the fiscal year ended December 31, 2023, one customer accounted for 64% of our net revenue. Further consolidation among cable operators and telecommunication companies could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If our significant customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely affected.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Our competitors in our Broadband business include a number of suppliers of networking and communications equipment and solutions to broadband service providers. A number of our principal business competitors are substantially larger and/or may have access to greater financial, technical, marketing or other resources than we have.

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

Our future growth depends on a number of broadband industry trends.

Technology, industry and regulatory trends and requirements may affect the growth of our business. These trends and requirements include the following:

•
more consumers with more connected devices and applications;
•
convergence, whereby network operators bundle video, voice and data services to consumers, including mobile delivery options;
•
continued strong consumer demand for bandwidth-intensive video-on-demand and streaming video services, interactive cloud applications and AI-driven bandwidth usage;
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
•
the need to develop partnerships with other companies involved in broadband services and infrastructure workflow; and
•
the extent and nature of regulatory attitudes towards issues such as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services, such as mobile video

If we fail to recognize and respond to these trends, by timely developing products, features and services required by these trends, we are likely to lose revenue opportunities and our operating results, financial condition and cash flows could be materially and adversely affected.

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

The sales cycle for our cOS solutions tends to be long. For broadband operators, upgrading or expanding network infrastructure is complex and expensive, and investing in a cOS solution is a significant strategic decision that may require considerable time to evaluate, test and qualify. Potential customers need to ensure our cOS solution will interoperate with the various components of its existing network infrastructure, including third-party equipment, servers and software. In addition, since we are a relatively new entrant into the broadband access market, we need to demonstrate significant performance, functionality and/or cost advantages with our cOS solutions that outweigh customer switching costs. If sales cycles are significantly longer than anticipated or we are otherwise unsuccessful in growing our cOS sales, our operating results, financial condition and cash flows could be materially and adversely affected.

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
•
economic and financial conditions specific to each of the cable and telecommunication industries; general economic and financial market conditions, including impacts from the Middle East and Russia-Ukraine conflicts and related risks of escalation or broader regional conflicts, tensions between China and Taiwan and China and the United States; changes in tariffs and trade policies; bank insolvencies and related uncertainty and volatility in the financial services sector; inflation; and government and business responses thereto as well as related supply chain and labor shortage issues;
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

We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we rely on contract manufacturers and other subcontractors. Our components may be subject to price fluctuations, shortages or interruptions of supply, including as a result of geopolitical instability and the use and evolution of AI.

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

In addition, our financial results may be impacted by tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods. Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Since February 2025, the U.S. government has and may continue to impose tariffs on countries globally. We are closely monitoring U.S. tariff policies, and retaliatory tariffs and actions from U.S. trading partners, which could have an adverse impact on our business and financial results. The full impact of these tariff measures on our business is uncertain. Further U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals.

There can be no assurances that these disruptions will not continue or increase in the future, including with respect to countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying strategies to address these issues. During the fiscal year 2025, we experienced a moderate increase in tariff-related costs due to U.S. tariff policies. Further increases in or expansion of tariffs on products or components that we import, including those obtained from a sole supplier or a limited group of suppliers, or our contract manufacturers, that we are unable to mitigate through our sourcing and supply chain optimization strategies could result in additional increased costs, reduced revenues and/or the need to raise prices, any of which could have an adverse effect on our business, financial condition and operating results.

These risks could be heightened during a substantial economic slowdown, which may be caused or exacerbated by the above-noted changes in the tariff and trade policies of the United States or its trading partners, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster, public health crises, political crises, or other unforeseen events. These risks could also be heightened by geopolitical factors. For example, a number of the components we use in our products are sourced through Taiwan. Deterioration of relations between Taiwan and China and the United States, the resulting actions taken by any of these parties, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, international sales and operations. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.

From time to time, we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2026.

Moreover, our products that use components may experience price fluctuations, shortages, or interruptions of supply. Geopolitical instability and the global use and evolution of AI has at times contributed to a reduction of components for our products, which may in turn increase costs, extend manufacturing lead times, and make it difficult for us to accurately project component demand and anticipate our needs. As AI-driven demand for chips and other components increases, the price of components may increase, or the components may not be available at all, and we may not be able to secure an adequate supply of components at reasonable prices or of acceptable quality to build and deliver products in a timely manner in the qualities needed. We may not be able to diversify our component parts in a timely manner, which could harm our ability to produce or timely deliver our products to customers, impacting future sales. As a result, we may lose sales and experience increased component costs, which in turn may cause our revenue and gross margins to suffer.

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

As of December 31, 2025, we maintained facilities in Israel with a total of 200 employees, or approximately 37% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, product management, supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel, such as the ongoing conflict in the Middle East and the risk of escalation and broader conflict in the region. Any significant conflict involving Israel could have a direct effect on our business, in the form of physical damage to our facilities or injury to personnel, restrictions from traveling or reluctance to travel to, from, or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces. In 2025, approximately 10% of our employees in Israel were called for military duty in connection with the current conflict in the Middle East, and in the event that more of our employees are called to active duty, certain of our research and development, product development and testing and other activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of supply chains or trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East, could materially and adversely affect our business, operating results, financial condition and cash flows.

We face risks associated with having outsourced engineering resources located in Ukraine.

We outsource a portion of our research and development and product support activities to our third-party partner, GlobalLogic, a Hitachi group company. Through GlobalLogic, we have a significant number of engineering resources located in Kyiv, Ukraine. Political, social and economic instability and unrest or violence in Ukraine from the ongoing military conflict with the Russian Federation have caused, and may continue to cause, disruptions to the business and operations of GlobalLogic, which could slow or delay the development work our outsourced engineering teams are undertaking for us. Any escalation of political tensions, military activity, instability, unrest or conflict could disrupt or prevent the work of our outsourced engineering teams; limit or prevent our employees from traveling to, from, or within Ukraine to direct and coordinate our outsourced engineering teams; or cause us to shift all or portions of the development work occurring in Ukraine, and/or cause GlobalLogic to relocate personnel to other locations or countries pursuant to its business continuity plans. Any resulting delays could negatively impact our product development efforts, operating results and our business. In addition, increased costs associated with managing or relocating our outsourced engineering teams in Ukraine, or engaging with alternative engineering resources outside of Ukraine, could negatively impact our operating results and financial condition.

We may not be able to effectively manage our operations.

As of December 31, 2025, we had 350 employees in our international operations, representing approximately 66% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, particularly in Israel where we have significant research and development activities, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality, non-solicitation and ownership of inventions, other than in Israel, we generally do not have non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and operating results. Furthermore, a certain portion of our personnel in the United States is comprised of foreign nationals whose ability to work for us depends on obtaining the necessary visas. Our ability to hire and retain foreign nationals in the United States, and their ability to remain and work in the United States, is affected by various laws and regulations, including limitations on the availability of visas. Changes in U.S. laws or regulations affecting the availability of visas have, and may continue to adversely affect, our ability to hire or retain key personnel and as a result may impair our operations.

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

While we have invested in and continue to update our network security and cybersecurity infrastructure and systems, if our cybersecurity systems, or the cybersecurity systems of relevant third parties, fail to protect against unauthorized access, sophisticated cyber-attacks, phishing schemes, ransomware and other malicious code, security breaches and incidents, computer viruses, denial-of-service attacks, or disruptions from unauthorized tampering or human error, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

We engage in the design, development and manufacture and sale of a variety broadband access products and system solutions, which has required, and will continue to require, significant research and development expenditures.

We are monitoring and managing our cash position in light of ongoing market conditions due to general economic and market conditions, volatility and uncertainty in the banking and financial services sector, overall fluctuations in U.S. equity markets, the Middle East and Russia-Ukraine conflicts, and related macroeconomic conditions. We believe that our existing cash of approximately $124.1 million as of December 31, 2025 will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

We may raise additional financing through public or private equity or convertible debt offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to holders of our common stock. Further, volatility in equity capital markets may adversely affect market prices of our common stock. This may materially and adversely affect our ability to raise additional capital through public or private equity offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. Our current debt agreements require, and any debt financing that we secure in the future may require us to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and our interest obligations with respect to such debt may adversely affect our operating results. Further, high interest rates and tightening credit markets may reduce our access to debt financing, which may adversely affect our future business plans and expected growth and would increase the cost of fixed rate and/or variable rate borrowings, which could reduce our earnings.

If adequate capital is not available, or is not available on reasonable terms, when needed, we may not be able to take advantage of acquisitions or other market opportunities, to timely develop new products, or to otherwise respond to competitive pressures.

Our Credit Agreement imposes operating and financial restrictions on us.

On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. As amended in December 2024, the Credit Agreement provides for a $160.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such 2024 Notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of December 31, 2025, we had $82.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.

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

A breach of any of these covenants could result in an event of default under the Credit Agreement. As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.

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

As of December 31, 2025, we had approximately $60.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, we recorded a net decrease in valuation allowance of $0.4 million in 2025 and a net increase of $0.5 million in 2024, respectively, against the net deferred tax assets. In 2023, there was a full release of the valuation allowance against U.S. federal and certain state deferred tax assets due to improved historical earnings and projected earnings. Changes in the amount of the valuation allowance in the U.S. and in foreign jurisdictions could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted, and our results of operations could be materially affected.

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

In addition, the Organization for Economic Co-operation and Development (the “OECD”), the European Union, as well as a number of other countries and organizations have recently enacted new laws, and proposed or recommended changes to existing tax laws, that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. For example, the OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2, which Member States in the European Union have implemented into national legislation as of the end of 2023 and has been adopted by certain other jurisdictions. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar 2. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.

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

As of December 31, 2025, we held 65 issued U.S. patents and 7 issued foreign patents, and had 39 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Our products are subject to U.S. export control laws, and may be exported outside the United States only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into certain of our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to the embargoed or sanctioned countries, governments, persons and entities of the United States or of countries in which we do business. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions and have processes in place to prevent our products and services from being provided in violation of such laws, our products have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take.

In March 2020, we received an administrative subpoena from the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”) requesting information about certain transactions conducted by the French company Thomson Video Network, which we acquired in early 2016 to augment our Video business, involving Iran. In February 2023, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. If we are found to have violated U.S. export control or sanctions laws or regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws which could lead to penalties, reputational harm, loss of access to certain markets, or otherwise.

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

Changes in telco legislation and regulations in the United States and other countries could affect our sales and the revenue we are able to derive from our products. In particular, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example, in the United States where net neutrality regulations were repealed. We cannot predict whether such laws and regulations will be modified, overturned, or vacated. The repeal of the net neutrality rules or other regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.

We are also subject to laws and regulations relating to privacy, data protection, cyber security, and the collection, use, transfer, and other processing of data. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. Additionally, California has the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA amends and augments the CCPA including by expanding individuals’ rights and the obligations of businesses that handle personal data. Other legislation relating to these matters, in many cases general legislation similar to the CCPA, has been proposed or adopted in several other states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation and has adopted regulations regarding certain bulk sensitive personal data transfers.

There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and more globally, that could impose new obligations in areas such privacy, data protection, cybersecurity, and data processing. We cannot yet determine the impact that future laws, regulations, and standards may have on our business. For example, the European Union’s Data Act (“Data Act”) became fully applicable on September 12, 2025. Among other things, the Data Act imposes obligations relating to companies’ ability to terminate service agreements. Compliance with the Data Act may require us to adjust contract terms and technical measures for data portability. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business.

The effects and impact of these enacted and proposed laws and regulations relating to privacy, data protection, cybersecurity, and the collection, use, transfer, and other processing of data are potentially significant and may require us to modify our data processing and cybersecurity practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to these matters continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with legal requirements relating to these matters that apply, or are asserted to apply, to us now or in the future. Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to privacy, data protection, cybersecurity, or the collection, use, transfer, or other processing of data could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries, investigations and other legal proceeds, legal claims, demands and litigation and other obligations and liabilities.

We depend significantly on our international revenue and are subject to the risks associated with international operations, including those of our contract manufacturers and outsourcing partners, which may negatively affect our operating results.

Revenue derived from customers outside of the United States in the fiscal years ended December 31, 2025, 2024 and 2023 represented approximately 23%, 14% and 21% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a portion of our revenue, and potentially increasing, percentage of our annual revenue for the foreseeable future. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine.

Our international operations, international operations of our contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:

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

We have certain international customers who are billed in their local currency, primarily the Euro, which subjects us to foreign currency risk. In addition, a portion of our operating expenses relating to the cost of certain international employees, are denominated in foreign currencies, primarily the Israeli shekel, Euro, and Indian rupee. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable payment cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period.

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

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. We also regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”), who reports to our Chief Financial Officer (“CFO”), to manage the risk assessment and mitigation process.

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

Our CISO is responsible for assessing and managing our material risks from cybersecurity threats, in close coordination with the senior executive leaders of our business.

Our CISO oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above, in close coordination with the senior executive leaders of our business. The processes by which our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: regular reports from the Company’s 24/7 cybersecurity operations center monitoring systems and established incident reporting and escalation from the executive leaders of our corporate information technology function and operational business leaders.

Our CISO provides briefings to the audit committee throughout the year regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our CISO provides annual briefings to the board of directors on cybersecurity risks and activities. Our board may also be notified and engaged as part of the Company’s cybersecurity incident response plans, depending on the significance of an incident.

The CISO’s responsibilities include the Company’s cybersecurity efforts and policies, and he reports directly to our CFO. Our CISO previously served in relevant leadership positions at other large public companies and brings to the role a wealth of information security and information technology knowledge and experience.

Item 2. PROPERTIES

All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, Israel, France and India. We have sales and service offices primarily in the United States and various locations in Europe and Asia. Our leases, which expire at various dates through September 2032, are for an aggregate of approximately 274,956 square feet of space. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

Item 3. LEGAL PROCEEDINGS

This information set forth under Note 15, “Legal Proceedings”, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, refer to “Risk Factors” above.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information of our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol HLIT, and has been listed on Nasdaq since our initial public offering in 1995.

Holders

As of February 19, 2026, there were approximately 234 holders of record of our common stock.

Dividend Policy

We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities

Common Stock Repurchases.

The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 31, 2025, approximately $121.0 million of the share repurchase authorization remained available.

During the year ended December 31, 2025, the company repurchased and retired approximately 8.1 million shares of the Company’s common stock for an aggregate amount of $79.0 million.

The following table summarizes the repurchase activities for the three months ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
September 27, 2025 - October 24, 2025	—	n/a	—	$134.2
October 25, 2025 - November 21, 2025	—	n/a	—	$134.2
November 22, 2025 - December 31, 2025	1,259,400	$10.54	1,259,400	$121.0
Total	1,259,400		1,259,400

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

During the quarter ended December 31, 2025, we paid approximately $0.6 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 59,185 shares of common stock from employees in connection with such net share settlement at an average price of $9.62 per share. These shares may be deemed to be “issuer purchases” of shares.

Stock Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the Nasdaq Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2020 and ending on December 31, 2025. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the Nasdaq Telecommunications Index on December 31, 2020, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/20	12/21	12/22	12/23	12/24	12/25
Harmonic Inc.	$100.00	$159.13	$177.27	$176.45	$179.03	$133.83
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
The Nasdaq Telecom	$100.00	$102.14	$74.69	$82.63	$93.76	$107.59

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements as a result of various factors, including, but are not limited to, those discussed below and those listed under Item 1A, Risks Factors.

OVERVIEW

We are a leading global provider of broadband solutions that enable broadband operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services for their customers.

We classify our total revenue in two categories, “Appliance and integration” and “SaaS and service.” The “Appliance and integration” revenue category includes hardware, licenses and professional services and is reflective of non-recurring revenue, while the “SaaS and service” category includes usage fees for our SaaS platform and support service revenue and reflects our recurring revenue stream.

We conduct business in three geographic regions—the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia-Pacific(“APAC”). We sell broadband solutions and related services, including our cOS™ software-based broadband solutions, to broadband operators globally.

Historically, our revenue has been dependent upon spending in the cable and telco industries. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and impact of factors such as the Middle East and Russia-Ukraine conflicts, inflation, changes in interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customer end-market conditions; customers suspending or reducing spending in anticipation of new products or new standards; impact of heightened, new, or proposed tariffs; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers; take orders at prices resulting in lower margins.

Our strategy is focused on continuing to develop and deliver software-based broadband technologies, which we refer to as our cOS solutions, to our broadband operator customers. We believe our cOS software-based broadband solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our cOS solutions, which can be deployed based on a centralized, distributed access architecture (“DAA”) or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or fiber-to-the-home (“FTTH”) data, video and voice services. We believe our cOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us to be a major player in the broadband market. In the meantime, we believe our business will continue to experience strong long-term growth as our customers adopt and deploy our virtualized DOCSIS, CMTS and FTTH solutions and distributed access architectures.

Previously, we managed and operated our business under two reportable segments: Broadband and Video. On December 8, 2025, we entered into a Put Option Agreement (the “Put Option Agreement”) to sell our Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”). Under the Put Option Agreement, the Buyer has irrevocably provided the Company with the right to require the Buyer to purchase our Video business for a purchase price of $145 million in cash (the “Disposition”). The purchase price is subject to a potential adjustment based on the amount, on the date the Disposition is consummated, of net working capital of the Video business, the cash and debt of the entities to be sold in the Disposition, as well as the amount of specified selling expenses. The closing of the Disposition is subject to the satisfaction of customary closing conditions, including the completion of the required consultation process with the relevant employee works council in France regarding our asset sale. The Disposition is expected to close during the first half of fiscal 2026.

In accordance with the authoritative guidance for discontinued operations, the Company determined that the Disposition of the Video business met the held-for-sale and discontinued operations accounting criteria upon execution of the Put Option Agreement. Accordingly, the Company reclassified the results of our Video business as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Video business were classified as held-for-sale in the consolidated balance sheets as of December 31, 2025. Refer Note 3 — Discontinued Operations to our consolidated financial statements for additional information. Following the classification of the Video business as discontinued operations, the Company’s continuing operations now consist of a single reportable segment, Broadband. Unless otherwise noted, all amounts, percentages and discussions below reflect only the results of operations and financial condition of our continuing operations.

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

We believe that the following accounting estimates involve a greater degree of judgment or complexity than our other accounting estimates. Accordingly, the critical accounting estimates that we believe have the most significant impact on Harmonic’s consolidated financial statements are set forth below:

•
Valuation of inventories; and
•
Accounting for income taxes

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

The gross amount of inventory reserves charged to the cost of revenues totaled $2.1 million and $9.4 million, in 2025 and 2024, respectively.

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

Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We record a valuation allowance to reflect uncertainties about whether we will be able to utilize our deferred tax assets before they expire. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. We believe it is not more likely than not the California and Swiss net deferred tax assets of $32.7 million and $0.4 million, respectively, will be realizable. Accordingly, full valuation allowances of $32.7 million and $0.3 million are maintained against the California and Swiss net deferred tax assets, respectively. To the extent that we determine the deferred tax assets are realizable on a more likely than not basis and an adjustment is needed, an adjustment will be recorded in the fiscal period the determination is made.

Results of Operations

Net Revenue

The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Appliance and integration	$302,787	$433,795	$334,029	$(131,008)	(30)%	$99,766	30%
as % of total net revenue	84%	89%	86%
SaaS and service	57,736	54,405	54,453	3,331	6%	(48)	(0)%
as % of total net revenue	16%	11%	14%
Total net revenue	$360,523	$488,200	$388,482	$(127,677)	(26)%	$99,718	26%

Americas	$320,570	$449,346	$335,154	$(128,776)	(29)%	$114,192	34%
as % of total net revenue	89%	92%	86%
EMEA	33,894	36,420	50,994	(2,526)	(7)%	(14,574)	(29)%
as % of total net revenue	9%	7%	13%
APAC	6,059	2,434	2,334	3,625	149%	100	4%
as % of total net revenue	2%	1%	1%
Total net revenue	$360,523	$488,200	$388,482	$(127,677)	(26)%	$99,718	26%

Fiscal 2025 compared to Fiscal 2024

Appliance and integration net revenue decreased by $131.0 million in 2025, as compared to 2024, primarily due to customer deployment timing delays associated with DOCSIS 4.0 and network readiness.

SaaS and Service net revenue increased by $3.3 million in 2025, as compared to 2024, primarily driven by expanded service offerings.

Americas net revenue decreased by $128.8 million in 2025, as compared to 2024, primarily due to a $148.0 million reduction in the U.S. appliance and integration revenue resulting from customer deployment timing delays associated with DOCSIS 4.0 and network readiness, partially offset by an $19.2 million increase in the LATAM region, mainly driven by Fiber-to-the-Home project deployments.

EMEA net revenue decreased by $2.5 million compared to 2024, primarily attributed to reduced expansion activity from a large customer in the region.

APAC net revenue increased by $3.6 million compared to 2024, primarily driven by a DOCSIS expansion project from a new customer in the region.

Fiscal 2024 compared to Fiscal 2023

Appliance and integration net revenue increased by $99.8 million in 2024, as compared to 2023, primarily driven by certain customer ramping up due to technology transitions and new deployments.

SaaS and Service net revenue was relatively flat compared to 2023.

Americas net revenue increased by $114.2 million in 2024, as compared to 2023, primarily due to higher appliance and integration revenue driven by higher volume from our existing customers, including $83.9 million from new technology deployment with one Tier 1 customer and $26.5 million expansion deployment with another Tier 1 customer.

EMEA net revenue decreased by $14.6 million, as compared to 2023, primarily due to one of our large Tier 1 customer reduced spending in 2024 due to high inventory levels from prior year’s purchases.

APAC net revenue was relatively flat compared to 2023.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Gross profit	$174,745	$240,107	$178,121	$(65,362)	(27)%	$61,986	35%
as % of total net revenue (“gross margin”)	48.5%	49.2%	45.9%	(0.7)%		3.3%

Our gross margins are dependent upon, among other factors, the product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.

Gross margin declined in fiscal 2025 compared to fiscal 2024 due to an unfavorable product mix, while gross margin improved in fiscal 2024 compared to fiscal 2023, primarily as a result of favorable product mix.

Research and Development Expenses

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Research and development	$76,329	$72,574	$69,708	$3,755	5%	$2,866	4%
as % of total net revenue	21%	15%	18%

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

Research and development expenses increased in both 2025 compared to 2024 and 2024 compared to 2023, mainly due to increased investment supporting business growth.

As discussed previously, the results of the Video business have been classified as discontinued operations for all periods presented. Certain indirect corporate costs, such as IT and facility costs, previously allocated to the Video reporting segment, do not qualify for discontinued operations accounting classification and are now reported within continuing operations. These stranded costs included in research and development expenses were $3.7 million, $4.5 million and $7.5 million for 2025, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Selling, general and administrative	$81,384	$79,169	$78,274	$2,215	3%	$895	1%
as % of total net revenue	23%	16%	20%

Selling, general and administrative expenses increased in both 2025 compared to 2024 and 2024 compared to 2023, mainly due to increased investments supporting business growth.

As discussed above, the stranded costs resulting from the disposition of the Video business included in selling, general and administrative expense were $3.6 million, $4.5 million and $7.4 million for 2025, 2024 and 2023, respectively.

Asset Impairment and Related Charges

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Lease-related asset impairment and other charges	$1,637	$10,889	$—	$(9,252)	(85)%	$10,889	*

*Not meaningful

Fiscal 2025 compared to Fiscal 2024

In 2025, we recorded lease-related impairment and other charges of $1.6 million, which consisted of $0.4 million of right-of-use asset impairments, $0.3 million in leasehold improvement impairments, and $0.9 million related to the fair value of other unrecoverable facility costs. In 2024, we recorded total lease-related impairment and other charges of $10.9 million. Refer to Note 3, “Leases” of the Notes to our consolidated financial statements for additional information.

Fiscal 2024 compared to Fiscal 2023

In 2024, we recorded total lease-related impairment and other charges of $10.9 million, which included $3.9 million of right-of-use asset impairments, $4.3 million in leasehold improvement impairments, and $2.7 million related to the fair value of unrecoverable facility costs. There were no asset impairment and related charges in 2023.

Restructuring and Related Charges

We have implemented several restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing appropriate expense control programs. We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are primarily included in “Operating expenses-restructuring and related charges” in the consolidated statement of operations.

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Restructuring and related charges	$1,315	$2,741	$110	$(1,426)	(52)%	$2,631	*

*Not meaningful

Fiscal 2025 compared to Fiscal 2024

Restructuring and related charges decreased in 2025, as compared to 2024, mainly due to higher severance and employee benefit costs recorded in fiscal 2024, in connection with the 2024 restructuring activities.

Fiscal 2024 compared to Fiscal 2023

Restructuring and related charges increased in 2024, as compared to 2023, primarily due to severance and employee benefit costs recorded in fiscal 2024, in connection with the 2024 restructuring activities.

Interest Expense, Net

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Interest expense, net	$(3,799)	$(6,465)	$(2,027)	$2,666	(41)%	$(4,438)	219%

Fiscal 2025 compared to Fiscal 2024

Interest expense, net decreased in 2025, as compared to 2024, primarily due to lower costs of borrowing and lower outstanding principal balance resulting from the repayment and reborrowing activities under the Revolving Facility in 2025. Refer to Note 9, “Debt,” of the Notes to our consolidated financial statements for additional information regarding the interest rates applicable to our outstanding loans.

Fiscal 2024 compared to Fiscal 2023

Interest expense, net increased in 2024, as compared to 2023, primarily due to higher interest rates for the borrowings under the Credit Agreement compared to the interest rate for the 2024 Notes.

Other Income (Expense), Net

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Other income (expense), net	$(1,420)	$3,267	$(157)	$(4,687)	(143)%	$3,424	*

*Not meaningful

Fiscal 2025 compared to Fiscal 2024

The change in other income (expense), net in 2025, as compared to 2024, was primarily due to higher unrealized foreign exchange losses resulting from the strengthening of the Euro against U.S. dollar in 2025.

Fiscal 2024 compared to Fiscal 2023

The change in other income (expense), net in 2024, as compared to 2023, was primarily due to higher unrealized foreign exchange gains resulting from the strengthening of the U.S. dollar against the Euro in 2024.

Income Taxes

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Provision for (benefit from) income taxes	$7,645	$20,818	$(60,493)	$(13,173)	(63)%	$81,311	(134)%

Fiscal 2025 compared to Fiscal 2024

The provision for income taxes decreased during 2025, compared to 2024, primarily due to lower pretax income in 2025 compared to 2024. This decrease was partially offset by a non-cash adjustment in the current period related to the method change for capitalization of research and development expenses under section 174 of the Internal Revenue Code, which reduced our Internal Revenue Code Section 250 tax benefits.

Fiscal 2024 compared to Fiscal 2023

The provision for income taxes increased in 2024, compared to 2023, primarily due to the prior period release of the valuation allowance against U.S. Federal and certain state deferred tax assets.

Liquidity and Capital Resources

We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new debt and equity financing. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2025, as well as in the long-term.

Material Cash Requirements

Our principal uses of cash include repayments of debt and related interest, purchases of inventory, stock repurchases, payments for payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment, facility leases, and other contractual obligations for the foreseeable future.

As of December 31, 2025, we had outstanding $112.3 million in aggregate principal amount of indebtedness, consisting of our $75.0 million Revolving Facility and our $37.3 million Term Facility loan under our Credit Agreement, and other debts, of which $3.0 million is scheduled to become due in the 12-month period following December 31, 2025. As of December 31, 2025, our total minimum lease payments are $24.0 million, of which $6.7 million is due in the 12-month period following December 31, 2025. For details regarding our indebtedness and lease obligations, refer to Note 8, “Debt”, and Note 4, “Leases”, respectively, of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In February 2025, the Board of Directors authorized us to repurchase, from time to time, up to $200 million of our outstanding shares of common stock through February 2028 (the "Share Repurchase Authorization"), at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of December 31, 2025, approximately $121.0 million of the Share Repurchase Authorization remained available for repurchases under this program.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.

As of December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $124.1 million, net accounts receivable of $85.9 million, and $82.0 million remaining available under the Revolving Facility of our Credit Agreement.

Our cash and cash equivalents of $124.1 million as of December 31, 2025 consisted of bank deposits held throughout the world and money market funds, of which $58.3 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds. The expected proceeds from the disposition of our Video business will be used to fund ongoing operations and support our capital allocation priorities. We do not expect the disposition of the Video business to have a material impact on our ongoing liquidity and capital resources.

Summary of Cash Flows from Continuing and Discontinued Operations

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in)
Operating activities	$107,966	$61,917	$7,059
Investing activities	(11,080)	(9,186)	(8,475)
Financing activities	(81,390)	(33,269)	(4,990)
Effect of foreign exchange rate changes on cash and cash equivalents	7,176	(1,942)	1,089
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,672	$17,520	$(5,317)

Operating Activities

Fiscal 2025 compared to Fiscal 2024

Net cash provided by operating activities increased by $46.0 million in 2025, as compared to 2024, primarily driven by improved working capital performance and lower cash tax payments of $14.5 million in fiscal 2025. We recorded $57.5 million non-cash goodwill impairment charges in 2025, which reduced net income but were added back in the reconciliation from net income to operating cash flow.

Fiscal 2024 compared to Fiscal 2023

Net cash provided by operating activities increased by $54.9 million in 2024, as compared to 2023, primarily due to higher income before income taxes, adjusted for non-cash asset impairment and other charges incurred in 2024.

Investing Activities

Fiscal 2025 compared to Fiscal 2024

Net cash used in investing activities increased by $1.9 million in 2025, as compared to 2024, primarily due to higher purchases of property and equipment in 2025.

Fiscal 2024 compared to Fiscal 2023

Net cash used in investing activities increased by $0.7 million in 2024, as compared to 2023, primarily due to higher purchases of property and equipment in 2024.

Financing Activities

Fiscal 2025 compared to Fiscal 2024

Net cash used in financing activities increased by $48.1 million in 2025, as compared to 2024, primarily due to $49.0 million higher stock repurchases in 2025.

Fiscal 2024 compared to Fiscal 2023

Net cash used in financing activities increased by $28.3 million in 2024, as compared to 2023, primarily due to the $115.5 million repayment of the 2024 Notes and the $30.0 million of stock repurchases in 2024, partially offset by the proceeds of $75 million in loans under the Revolving Facility and $40 million in loans under the Term Facility.

Discontinued Operations

As previously noted, the Company determined that the Disposition of the Video business met the held-for-sale discontinued operations criteria upon execution of the Put Option Agreement. Accordingly, the Company classified the results of our Video business as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Video business were classified as held-for-sale in the consolidated balance sheet as of December 31, 2025.

Net sales from discontinued operations were $210.3 million in the year ended December 31, 2025, compared to $190.5 million and $219.4 million in the years ended December 31, 2024 and 2023, respectively. The increase in net sales in fiscal 2025, as compared to fiscal 2024, was primarily driven by a $15.9 million increase in appliance and integration revenue from sales to existing customers, due to improved market dynamics and recent customer wins, and $3.9 million increase in SaaS revenue, mainly due to higher usage from existing customers. The decrease in net sales in fiscal 2024, as compared to fiscal 2023, was primarily driven by reduction in product sales across most regions, mainly due to project delays by our customers, partially offset by higher revenue from SaaS mainly due to acquisition of new customers. Loss from discontinued operations, net of tax, in 2025 was primarily attributable to a goodwill impairment charge of $57.5 million recorded upon execution of the Put Option Agreement, to reduce the carrying amount of the Video business to its estimated fair value.

New Accounting Pronouncements

Refer to Note 2 to the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the dates of adoption and estimated effects, if any, on results of operations and financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

We market and sell our products and services through our direct sales force and indirect channel partners in the Americas, Europe, the Middle East, Africa and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates, primarily the Euro and Israeli shekel. Our U.S. dollar functional subsidiaries account for approximately 100% of our consolidated net revenues in 2025, 2024 and 2023. We recorded net billings denominated in foreign currencies of approximately 6%, 5% and 11% of total company billings in 2025, 2024 and 2023, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel, Euro and Indian Rupee.

Interest Rate Risk

As of December 31, 2025, our variable-rate debt included the Term Loan and the Revolving Loan under the Credit Agreement, with carrying values of $37.1 million and $75.0 million, respectively. A hypothetical 100 basis point change in the interest rate would increase or decrease the interest expense on these loans for the next twelve months by approximately $1.1 million. The carrying value of the variable-rate loans approximate their fair values as the underlying interest rates are tied to the Secured Overnight Financing Rate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Harmonic Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harmonic Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Inventory Valuation

Description of the Matter

The Company’s net inventory totaled $48 million as of December 31, 2025. As explained in “Note 2: Accounting Policies” within the consolidated financial statements, inventory is stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company establishes a provision for excess and obsolete inventory to reduce such inventory to its estimated net realizable value.

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

San Jose, California

February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Harmonic Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Harmonic Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harmonic Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 24, 2026

HARMONIC INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$124,105	$101,457
Accounts receivable, net of allowances for credit losses of $227 and $415 as of December 31, 2025 and December 31, 2024, respectively	85,935	143,724
Inventories	47,840	43,060
Prepaid expenses and other current assets	12,530	9,888
Assets held for sale	223,961	267,011
Total current assets	494,371	565,140
Property and equipment, net	25,648	25,162
Operating lease right-of-use assets	13,687	12,411
Goodwill	60,900	60,773
Deferred income taxes, net	104,043	113,906
Other non-current assets	19,834	19,114
Total assets	$718,483	$796,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,944	$2,194
Accounts payable	23,093	28,318
Deferred revenue	31,519	14,385
Operating lease liabilities	6,433	5,675
Other current liabilities	48,288	54,745
Liabilities to be disposed of	85,671	86,966
Total current liabilities	197,948	192,283
Long-term debt	109,140	112,084
Operating lease liabilities, non-current	14,664	14,727
Other non-current liabilities	13,485	12,154
Total liabilities	335,237	331,248
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 111,186 and 116,735 shares issued and outstanding at December 31, 2025 and 2024, respectively	111	117
Additional paid-in capital	2,466,177	2,432,733
Accumulated deficit	(2,076,406)	(1,953,495)
Accumulated other comprehensive loss	(6,636)	(14,097)
Total stockholders’ equity	383,246	465,258
Total liabilities and stockholders’ equity	$718,483	$796,506

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Appliance and integration	$302,787	$433,795	$334,029
SaaS and service	57,736	54,405	54,453
Total net revenue	360,523	488,200	388,482
Cost of revenue:
Appliance and integration	162,129	221,745	189,243
SaaS and service	23,649	26,348	21,118
Total cost of revenue	185,778	248,093	210,361
Total gross profit	174,745	240,107	178,121
Operating expenses:
Research and development	76,329	72,574	69,708
Selling, general and administrative	81,384	79,169	78,274
Asset impairment and related charges	1,637	10,889	—
Restructuring and related charges	1,315	2,741	110
Total operating expenses	160,665	165,373	148,092
Income from operations	14,080	74,734	30,029
Interest expense, net	(3,799)	(6,465)	(2,027)
Other income (expense), net	(1,420)	3,267	(157)
Income before income taxes	8,861	71,536	27,845
Provision for (benefit from) income taxes	7,645	20,818	(60,493)
Income from continuing operations	1,216	50,718	88,338
Loss from discontinued operations, net of tax	(44,526)	(11,501)	(4,344)
Net income (loss)	$(43,310)	$39,217	$83,994

Net income (loss) per share:
Basic:
Continuing operations	$0.01	$0.44	$0.79
Discontinued operations	(0.39)	(0.10)	(0.04)
Basic earnings (loss) per share	$(0.38)	$0.34	$0.75

Diluted:
Continuing operations	$0.01	$0.43	$0.75
Discontinued operations	(0.39)	(0.10)	(0.03)
Diluted earnings (loss) per share	$(0.38)	$0.33	$0.72

Weighted average common shares:
Basic	113,660	115,120	111,651
Diluted	114,182	117,482	117,359

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(43,310)	$39,217	$83,994
Other comprehensive income (loss):
Defined benefit plan	211	(330)	25
Foreign currency translation adjustments	6,748	(7,845)	3,806
Other comprehensive income (loss) before tax	6,959	(8,175)	3,831
Provision for (benefit from) income taxes	(502)	216	(149)
Other comprehensive income (loss), net of tax	7,461	(8,391)	3,980
Total comprehensive income (loss)	$(35,849)	$30,826	$87,974

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	109,871	$110	$2,380,651	$(2,046,569)	$(9,686)	$324,506
Net income	—	—	—	83,994	—	83,994
Other comprehensive income, net of tax	—	—	—	—	3,980	3,980
Issuance of common stock under option, stock award and purchase plans, net	2,536	2	(2,937)	—	—	(2,935)
Stock-based compensation	—	—	27,329	—	—	27,329
Balance at December 31, 2023	112,407	$112	$2,405,043	$(1,962,575)	$(5,706)	$436,874
Net income	—	—	—	39,217	—	39,217
Other comprehensive loss, net of tax	—	—	—	—	(8,391)	(8,391)
Issuance of common stock under award and purchase plans, net	2,159	2	(888)	—	—	(886)
Repurchase of common stock	(2,409)	(2)	—	(30,047)	—	(30,049)
Excise tax on share repurchases	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	28,635	—	—	28,635
Issuance of common stock upon conversion of 2024 Notes	4,578	5	(57)	—	—	(52)
Balance at December 31, 2024	116,735	$117	$2,432,733	$(1,953,495)	$(14,097)	$465,258
Net loss	—	—	—	(43,310)	—	(43,310)
Other comprehensive income, net of tax	—	—	—	—	7,461	7,461
Issuance of common stock under award and purchase plans, net	2,565	3	1,615	—	—	1,618
Repurchase of common stock	(8,114)	(9)	—	(79,019)	—	(79,028)
Excise tax on share repurchases	—	—	—	(582)	—	(582)
Stock-based compensation	—	—	31,829	—	—	31,829
Balance at December 31, 2025	111,186	$111	$2,466,177	$(2,076,406)	$(6,636)	$383,246

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from Continuing and Discontinued Operations
Cash flows from operating activities:
Net (loss) income	$(43,310)	$39,217	$83,994
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,082	12,139	12,255
Asset impairment and related charges	1,637	12,036	—
Impairment of goodwill	57,521	—	—
Stock-based compensation	31,882	28,073	27,329
Foreign currency remeasurement	847	315	1,453
Deferred income taxes, net	8,476	(16,436)	(92,856)
Provision for excess and obsolete inventories	3,270	10,971	7,396
Other	127	569	1,920
Changes in operating assets and liabilities:
Accounts receivable, net	53,908	(38,241)	(32,695)
Inventories	(7,103)	8,374	35,403
Prepaid expenses and other assets	3,302	3,199	25,483
Accounts payable	(5,965)	(3,107)	(29,358)
Deferred revenues	10,220	(2,210)	(20,823)
Other liabilities	(17,928)	7,018	(12,442)
Net cash provided by operating activities	107,966	61,917	7,059
Cash flows from investing activities:
Purchases of investments	—	—	(6,305)
Proceeds from maturities of investments	—	—	6,305
Purchases of property and equipment	(11,080)	(9,186)	(8,475)
Net cash used in investing activities	(11,080)	(9,186)	(8,475)
Cash flows from financing activities:
Proceeds from long-term debt	135,000	115,000	—
Repayment of convertible debt	—	(115,500)	—
Payments for debt issuance costs	—	(332)	(1,025)
Proceeds from other borrowings	3,835	3,943	3,835
Repayment of long-term debt and other borrowings	(142,816)	(5,447)	(4,865)
Repurchase of common stock	(79,027)	(30,047)	—
Proceeds from common stock issued to employees	5,983	6,628	6,558
Taxes paid related to net share settlement of equity awards	(4,365)	(7,514)	(9,493)
Net cash used in financing activities	(81,390)	(33,269)	(4,990)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7,176	(1,942)	1,089
Net increase (decrease) in cash and cash equivalents and restricted cash	22,672	17,520	(5,317)
Cash and cash equivalents and restricted cash, beginning of the year	101,789	84,269	89,586
Cash and cash equivalents and restricted cash, end of the year	$124,461	$101,789	$84,269

Cash and cash equivalents and restricted cash at end of the year
Cash and cash equivalents	$124,105	$101,457	$84,269
Restricted cash included in other current assets	356	332	—
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$124,461	$101,789	$84,269

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow disclosure:
Income tax payments, net	$12,760	$27,308	$18,128
Interest payments, net	$4,072	$6,283	$1,626
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$247	$488	$618
Supplemental schedule of non-cash financing activities:
Shares of common stock issued upon redemption of convertible debt	—	4,578	—

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Harmonic Inc. (“Harmonic” or the “Company”) is a leading global provider of broadband access solutions and related services, including cOS software-based broadband access solutions, which enable broadband operators to more efficiently and effectively deploy high-speed internet, for data, voice and video services for their customers.

Historically, the Company had been managed and operated under two reportable segments: Broadband and Video. On December 8, 2025, the Company entered into a Put Option Agreement to sell its Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”). Under the Put Option Agreement, the Buyer has irrevocably provided the Company with the right to require the Buyer to purchase the Company's Video business for a purchase price of $145 million in cash (the "Disposition"). The purchase price is subject to a potential adjustment based on the amount, on the date the Disposition is consummated, of net working capital of the Video business, the cash and debt of the entities to be sold in the Disposition, as well as the amount of specified selling expenses.

In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that the Disposition of the Video business met held-for-sale and discontinued operations accounting criteria upon execution of the Put Option Agreement. Accordingly, the Company classified the results of the Video Business as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the Video Business were classified as held-for-sale in the consolidated balance sheet as of December 31, 2025. Refer Note 3 — Discontinued Operations for additional information.

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

The Company’s accounts receivable are derived from sales to worldwide cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. One customer had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2025. Two customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2024. During the years ended December 31, 2025 and 2023, one customer accounted for more than 10% of the Company’s total net revenue. During the year ended December 31, 2024, two customers each accounted for more than 10% of the Company’s total net revenue.

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

The Company applies the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”) as a single standard for revenue recognition that applies to all of its hardware products, software licenses and services arrangements and generally require revenues to be recognized upon the transfer of control of promised goods or services provided to its customers, reflecting the amount of consideration the Company expects to receive for those goods or services. Pursuant to ASC 606, revenue is recognized upon the application of the following steps:

•
identification of the contract, or contracts, with a customer;
•
identification of the performance obligations in the contract;
•
determination of the transaction price;
•
allocation of the transaction price to each performance obligation in the contract; and
•
recognition of revenues when, or as, the contractual performance obligations are satisfied.

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

The amount of revenues recognized during the years ended December 31, 2025 and 2024 that were included in the opening deferred revenue balance as of January 1, 2025 and 2024, respectively, were $13.4 million and $10.4 million.

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).

Contract assets and deferred revenue consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Contract assets	$1,959	$1,035
Deferred revenue	$33,006	$16,996

Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities”, respectively, on the Consolidated Balance Sheets.

Remaining performance obligations represent contracted revenues that had not yet been recognized and future revenue recognition is expected. The aggregate balance of the Company’s remaining performance obligations as of December 31, 2025, was $573.8 million, of which approximately 53% is expected to be recognized as revenue over the next twelve months and the remainder thereafter.

Contract costs: The incremental costs of obtaining a contract are capitalized if the costs are expected to be recovered. Costs that are recognized as assets are amortized on a straight-line basis over the period during which the related goods or services transfer to the customer. Costs incurred to fulfill a contract are capitalized if they are not covered by other relevant guidance, relate directly to a contract, will be used to satisfy future performance obligations, and are expected to be recovered.

The balances of net capitalized contract costs included in the Company’s Consolidated Balance Sheets were as follows:

(in thousands)	As of December 31,
Balance Sheet Location:	2025	2024
Prepaid expenses and other current assets	$1,139	$560
Other non-current assets	1,005	552
Total net capitalized contract costs	$2,144	$1,112

The amortization of the capitalized contract costs for the years ended December 31, 2025, 2024 and 2023 was $0.9 million, $0.5 million and $0.1 million, respectively.

Refer to Note 13, “Segment Information, Geographic Information and Customer Concentration” for disaggregated revenue information.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally five years for furniture and fixtures, three years for software and four years for machinery and equipment. Depreciation for leasehold improvements are computed using the shorter of estimated useful lives or the terms of the related leases. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2025, the Company recognized impairment charges of $0.3 million related to leasehold improvements. For the year ended December 31, 2024, the Company recognized impairment charges of $4.3 million related to leasehold improvements. Refer to Note 4, “Leases” for more details. For the year ended December 31, 2023, there was no impairment charges for property and equipment.

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

The changes in the Company's carrying amount of goodwill are as follows:

(in thousands)	Carrying Amount
Balance as of December 31, 2023	$60,781
Foreign currency translation adjustment	(8)
Balance as of December 31, 2024	$60,773
Foreign currency translation adjustment	127
Balance as of December 31, 2025	$60,900

In the fourth quarter of 2025, we determined that our Video reporting segment met the criteria to be classified as held-for-sale. Accordingly, we tested goodwill for impairment and concluded that the fair value of the reporting unit had declined below its carrying value. As a result, we recorded a goodwill impairment charge of $57.5 million which is included within “Loss from discontinued operations, net of tax” in the consolidated statement of operations. No goodwill impairment charges were recorded for the year ended December 31, 2024 and 2023. For additional information on the pending disposition of the Video business, refer to Note 3, "Discontinued Operations."

Leases

The Company determines if an arrangement is a lease at inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease contracts do not provide an implicit borrowing rate; hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. Right-of-use (“ROU”) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. As of December 31, 2025, the Company has operating leases primarily consisting of facilities with remaining lease terms of 1 year to 7 years, some of which included the option to extend the term. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. The Company recognizes operating lease expense on a straight-line basis over the lease term and classify both the ROU assets amortization and imputed interest as operating expenses. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current”, and “operating lease liabilities, non-current” in the Consolidated Balance Sheets.

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

The Company’s foreign currency exposure is also related to its net position of monetary assets and monetary liabilities held by its foreign subsidiaries in their nonfunctional currencies. These monetary assets and liabilities are being remeasured into the subsidiaries’ respective functional currencies using exchange rates as of the balance sheet date. Such remeasurement gains and losses are included in “Other income (expense), net” in the Company’s consolidated statements of operations. During the years ended December 31, 2025 and 2023, the Company recorded remeasurement loss of approximately $1.4 million and $0.2 million, respectively. During the year ended 2024, the Company recorded remeasurement gain of approximately $3.3 million.

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

Advertising Expenses

All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The fair value of the Company’s stock purchase rights under ESPP is estimated at grant date using the Black-Scholes option pricing model. The fair value of the Company’s RSUs and performance-based RSUs (“PRSUs”) is calculated based on the market value of the Company’s stock at the grant date. The fair value of the Company’s market-based RSUs (“MRSUs”) is estimated using the Monte-Carlo valuation model with market vesting conditions.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted ASU 2023-09 on a prospective basis in the fourth quarter of fiscal 2025, which resulted in the inclusion of required additional disclosures in our consolidated financial statements. Refer to Note 11, “Income Taxes” for our updated presentation.

Recently Issued Accounting Pronouncement and Income Tax Legislation

New Accounting pronouncement Not Yet Adopted

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

Income Tax Legislation

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA adjusted a number of provisions affecting businesses including the immediate expensing of domestic research and development costs, limitations on deductions for interest expense, and accelerated fixed asset depreciation. As of December 31, 2025, we have recognized the tax effects of the OBBBA, which did not have a material impact on our consolidated financial statements.

NOTE 3: DISCONTINUED OPERATIONS

On December 8, 2025, the Company entered into a Put Option Agreement to divest our Video business to Leone Media Inc. for $145 million, subject to working capital and other adjustments. The following table summarizes the carrying values of the assets and liabilities classified as held-for-sale in our consolidated balance sheet as of December 31, 2025:

	As of December 31,
(in thousands)	2025	2024
Assets
Accounts receivable, net	$38,895	$34,289
Inventories	23,890	20,944
Prepaids and other current assets	13,207	12,714
Property and equipment, net	1,296	1,661
Goodwill	123,479	176,103
Deferred income taxes, net	8,742	7,122
Other non-current assets	14,452	14,178
Total assets held for sale	$223,961	$267,011

Liabilities
Current portion of other borrowings	$5,605	$4,941
Accounts payable	8,004	6,932
Deferred revenue	26,577	32,684
Other current liabilities	22,936	17,695
Other long-term borrowings	8,076	8,694
Other non-current liabilities	14,473	16,020
Total liabilities to be disposed of	$85,671	$86,966

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Video business that will be eliminated from continuing operations. The following table presents key components of "Loss from discontinued operations, net of tax" for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$210,317	$190,522	$219,425
Cost of revenue	68,614	64,708	85,001
Total gross profit	141,703	125,814	134,424
Operating expenses:
Research and development	46,955	48,401	56,574
Selling, general and administrative	73,969	73,955	85,396
Impairment of goodwill	57,521	—	—
Asset impairment and other charges	—	1,824	—
Restructuring and related charges	422	13,232	311
Total operating expenses	178,867	137,412	142,281
Loss from discontinued operations	(37,164)	(11,598)	(7,857)
Interest expense, net	(699)	(861)	(669)
Other income (expense), net	1,116	(1,144)	(178)
Loss from discontinued operations before income taxes	(36,747)	(13,603)	(8,704)
Provision for (benefit from) income taxes	7,779	(2,102)	(4,360)
Loss from discontinued operations, net of tax	$(44,526)	$(11,501)	$(4,344)

Cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. The following table provides selected financial information related to cash flows from discontinued operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash provided by operating activities	$2,532	$2,778	$1,754
Cash used in investing activities	(801)	(1,775)	(718)
Cash used in financing activities	$(1,731)	$(1,003)	$(1,036)

Upon classification as held for sale, we recognized a goodwill impairment charge of $57.5 million within "Net loss from discontinued operations" in the consolidated statements of operations. We expect the transaction, which is subject to customary closing conditions and regulatory approvals, to close during the first half of fiscal 2026.

NOTE 4. LEASES

The components of lease expense are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$6,812	$6,943
Variable lease cost	1,228	1,537
Total lease cost	$8,040	$8,480

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Cash paid for operating lease liabilities	$6,166	$7,163
Right-of-use assets obtained in exchange for operating lease obligations	$5,028	$489

During the year ended December 31, 2025, we recorded lease-related impairment and other charges of $1.6 million, which consisted of $0.4 million in right-of-use asset impairments, $0.3 million in leasehold improvement impairments, and $0.9 million related to the fair value of other unrecoverable facility costs.

During the year ended December 31, 2024, we recorded lease-related impairment and other charges of $10.9 million, which consisted of $3.9 million in right-of-use asset impairments, $4.3 million in leasehold improvement impairments, and $2.7 million related to the fair value of other unrecoverable facility costs.

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

Other information related to leases are as follows:

	Year Ended December 31,
	2025	2024
Operating leases
Weighted-average remaining lease term (years)	4.3	5.0
Weighted-average discount rate	6.6%	6.5%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2025 are as follows (in thousands):

Years ending December 31,
2026	$6,665
2027	5,632
2028	4,567
2029	3,985
2030	1,851
Thereafter	1,267
Total future minimum lease payments	$23,967
Less: imputed interest	(2,870)
Total lease liability balance	$21,097

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

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$25,322	$—	$—	$25,322	$10,000	$—	$—	$10,000

The Company's financial instruments not measured at fair value on a recurring basis were as follows:

	December 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Long-term debt	$112,084	$—	$112,084	$—	$114,278	$—	$114,278	$—

The carrying values of the amounts outstanding under the Credit Agreement approximate fair value because its variable interest rates are tied to market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company.

During the years ended December 31, 2025, 2024, and 2023, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

NOTE 6: ACCOUNTS RECEIVABLE

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

The following table is a summary of activities in allowances for expected credit losses and sales returns:

(in thousands)	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Deductions from Reserves	Balance at End of Period
Year ended December 31,
2025	$415	$727	$(1)	$(914)	$227
2024	$950	$203	$(81)	$(657)	$415
2023	$664	$887	$194	$(795)	$950

NOTE 7: CERTAIN BALANCE SHEET COMPONENTS

Inventories:	As of December 31,
(in thousands)	2025	2024
Finished goods	$32,430	$27,456
Raw materials	8,452	11,156
Work-in-process	4,393	2,348
Service-related spares	2,565	2,100
Total	$47,840	$43,060

Prepaid expenses and other current assets:	As of December 31,
(in thousands)	2025	2024
Prepaid expenses	$7,107	$3,939
Contract assets	1,959	1,035
Other current assets (1)	3,464	4,914
Total	$12,530	$9,888

(1) Balance as of December 31, 2025 and 2024 included restricted cash of $0.4 million and $0.3 million, respectively.

Property and equipment, net:	As of December 31,
(in thousands)	2025	2024
Machinery and equipment	$76,971	$72,302
Capitalized software	27,163	26,564
Leasehold improvements	25,336	25,588
Furniture and fixtures	2,569	2,443
Construction-in-progress	2,557	801
Property and equipment, gross	134,596	127,698
Less: accumulated depreciation and amortization	(108,948)	(102,536)
Total	$25,648	$25,162

During the year ended December 31, 2025 and 2024, the Company recorded lease improvement impairment charges of $0.3 million and $4.3 million, respectively. Refer to Note 4, “Leases” for more details.

Other current liabilities:	As of December 31,
(in thousands)	2025	2024
Accrued employee compensation and related expenses	$13,560	$14,366
Income tax payable	367	11,660
Accrued customer rebates	7,270	5,168
Accrued liabilities for excess and obsolete inventory	8,330	6,473
Other	18,761	17,078
Total	$48,288	$54,745

NOTE 8: DEBT

Revolving and Term Facilities

In December 2023, the Company entered into a five-year Credit Agreement (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent for the lenders. As amended in December 2024, the Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $160.0 million (“the Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Revolving Facility and the Term Facility both mature on December 21, 2028. The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. The proceeds of the loans under the Term Facility were required to be used to repurchase, redeem, acquire or otherwise settle the 2024 Notes. In April 2024, the Company borrowed all $40.0 million under the Term Facility in connection with settling conversions of the 2024 Notes. The Credit Agreement also includes an uncommitted accordion feature whereby the Company may increase the Revolving Facility and/or establish one or more new term loan facilities by an aggregate amount not to exceed $100.0 million during the term of the Credit Agreement, subject to certain conditions, including lender consent. In December 2024, the Company amended the Credit Agreement, increasing the revolving credit commitments in an aggregate principal amount of up to $40.0 million. As a result of the additional commitments, the Credit Agreement now provides for loans in an aggregate principal amount of up to $200.0 million, consisting of a $160.0 million revolving credit facility and a $40.0 million term loan facility.

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

The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of December 31, 2025, the Company was in compliance with the covenants under the Credit Agreement.

Repayment of the principal amount of the term loans began on December 31, 2024, in quarterly installments equal to 1.25% of the initial borrowing of $40.0 million under the Term Loan Facility, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of December 31, 2025, the Company had repaid $2.8 million of these installments, and $3.0 million were due in twelve months and therefore classified as current portion of long-term debt on the consolidated balance sheet. As of December 31, 2025, the Company had outstanding borrowings of $37.3 million under the Term Facility, $75.0 million under the Revolving Facility, $3.0 million of letters of credit issued, and $82.0 million of remaining capacity under the Revolving Facility. The carrying value of the borrowings under the Credit Agreement approximates their fair value because they bear interest at a market rate.

For the fiscal years ended December 31, 2025 and 2024, the Company incurred interest expenses of $6.3 million and $5.1 million, respectively, on these borrowings.

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

The following table presents interest expense recognized for the 2024 Notes:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Contractual interest expense	$—	$912	$2,312
Amortization of debt issuance costs	—	282	898
Total interest expense recognized	$—	$1,194	$3,210

NOTE 9: EMPLOYEE BENEFIT PLANS

Equity Award Plans

1995 Stock Plan

The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and non-employees. Under the terms of the 1995 Stock Plan, no incentive stock option or non-statutory stock option may be granted in the ordinary course of business with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Company’s Board of Directors (the “Board”), generally two to four years, and options expire seven years from the date of grant. Some of the RSUs granted by the Company have performance-based vesting terms, where vesting is dependent on achievement of certain financial and non-financial operating goals of the Company (performance-based RSUs, or “PRSUs”), or where vesting is dependent on performance of the Company’s total shareholder return (“TSR”) relative to the TSR of the Nasdaq Telecommunication Index (market-based RSUs, or “MRSUs”). The fair value of PRSUs is estimated on the date of grant based on the market value of our common stock. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period. The fair value of MRSUs subject to targeted levels of relative TSR is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved and is reflected over the service period. The 1995 Stock Plan was replaced by the 2025 Stock Plan in June 2025.

2002 Director Plan

The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, no non-statutory stock option may be granted with a per share exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally one year for RSUs and three years for options, and options expire seven years from the date of grant. The 1995 Stock Plan was replaced by the 2025 Stock Plan in June 2025.

2025 Stock Plan

In June 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Stock Plan”) to replace the 1995 Stock Plan and 2002 Director Plan. As of December 31, 2025, an aggregate of 6,862,417 shares of common stock were reserved for issuance under the 2025 Stock Plan, of which 5,157,932 shares remained available for future grants. During the fiscal year 2025, the Company granted 47,048 and 188,190 shares of PRSUs and MRSUs, respectively, under the 1995 Stock Plan.

Employee Stock Purchase Plan

The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. In June 2025, the Company’s stockholders approved an amendment to the ESPP Plan at the 2025 Annual Meeting to increase the number of shares of common stock reserved for issuance thereunder by 500,000 shares. As of December 31, 2025, 408,348 shares were reserved for future purchases by eligible employees. Under the ESPP, 653,580, 622,004 and 733,030 shares were issued during fiscal 2025, 2024 and 2023, respectively, representing $6.0 million, $6.6 million and $6.6 million in contributions.

Stock Options

All stock options were fully vested and exercised as of December 31, 2023. No stock options were granted in 2024 and 2025.

Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2024	3,447	$12.95
Granted	3,212	9.42
Vested and issued	(2,354)	12.68
Forfeited	(170)	12.78
Balance at December 31, 2025	4,135	$10.36

The fair value of RSUs vested and issued during the years ended December 31, 2025, 2024 and 2023 was $29.9 million, $25.6 million and $22.5 million, respectively.

Share-based Compensation Cost

The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Share-based compensation expense included in:
Cost of revenue	$963	$506	$963
Research and development expense	4,751	4,609	3,616
Selling, general and administrative expense	15,929	14,211	11,841
Total	$21,643	$19,326	$16,420

Share-based compensation expense by type of award:
RSUs	$17,416	$16,344	$13,308
PRSUs	39	200	—
MRSUs	3,140	1,646	1,800
Employee stock purchase rights under ESPP	1,048	1,136	1,312
Total	$21,643	$19,326	$16,420

As of December 31, 2025, total unrecognized share-based compensation cost related to unvested RSUs was $21.1 million and is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.50	0.50	0.50
Volatility	41%	50%	46%
Risk-free interest rate	3.9%	5.3%	5.2%
Expected dividends	0.0%	0.0%	0.0%

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

The estimated weighted-average fair value per share of stock purchase rights under the ESPP, granted for the years ended December 31, 2025, 2024 and 2023 was $3.46, $3.76 and $4.23, respectively.

NOTE 10: STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2025, the company repurchased and retired approximately 8.1 million shares of the Company’s common stock for an aggregate amount of $79.0 million.

NOTE 11: INCOME TAXES

Income (loss) before income tax:	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$(4,780)	$63,403	$19,942
Foreign	13,641	8,133	7,903
Income before income taxes	$8,861	$71,536	$27,845

Provision for (benefit from) income taxes:	Year Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$1,221	$27,600	$16,618
State	358	6,317	3,766
Foreign	2,884	2,402	1,794
Deferred:
Federal	3,514	(16,743)	(77,450)
State	628	(790)	(6,181)
Foreign	(960)	2,032	960
Total provision for (benefit from) income taxes	$7,645	$20,818	$(60,493)

As described in Note 2, "Summary of Significant Accounting Policies", the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2025 in accordance with guidance in ASU 2023-09.

	Year Ended December 31, 2025
(in thousands)	$	%
Provision for income taxes at U.S. federal statutory rate	$1,861	21%
State and local income taxes, net of federal benefit (1)	956	11%
Foreign tax effects
Argentina
Withholding tax	330	4%
Colombia
Withholding tax	212	2%
El Salvador
Withholding tax	198	2%
Israel
Share-based compensation	(311)	(4)%
Foreign exchange gain/loss	(770)	(9)%
Other	(193)	(2)%
Peru
Withholding tax	209	2%
Switzerland
Valuation allowance	(464)	(5)%
Withholding tax deduction	(245)	(3)%
Other	(275)	(3)%
Other foreign jurisdictions	367	4%
Effect of changes in tax laws or rates enacted in the current period
Effect of cross-border tax laws:
Global intangible low-taxed income	2,084	24%
Branch income inclusion	588	7%
Other	(212)	(2)%
Tax credits:
Foreign tax credits	(986)	(11)%
Research and development credits	(268)	(3)%
Valuation allowance
Non-taxable or non-deductible items:
Share-based compensation	1,529	17%
Impairment loss	1,013	11%
Other	503	6%
Uncertain tax positions	1,467	17%
Adjustment to prior period provision
Other adjustments	52	1%
Total tax provision and effective tax rate	$7,645	86%

(1) State taxes in New Jersey, Tennessee, and Utah made up the majority (greater than 50%) of the tax effect in this category.

The company's effective tax rate of 86% for the year ended December 31, 2025 was due primarily to tax expense related to the method change for capitalization of research and development expenses under Section 174 of the Internal Revenue Code, which reduced our Internal Revenue Code Section 250 tax benefits, and the geographical mix of income and losses.

The difference between the tax provision at the statutory federal income tax rate and the provision for (benefit from) income tax as a percentage of income (loss) before income taxes (effective tax rate) for the years ended December 31, 2024 and 2023 in accordance with guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21%	21%
Increase (reduction) in rate resulting from:
State Taxes	4%	—%
Differential in rates on foreign earnings	2%	(6)%
Change in valuation allowance	—%	(243)%
Non-deductible stock-based compensation	2%	5%
Permanent differences	(1)%	—%
Adjustments related to tax positions taken during prior years	2%	8%
Research and development credits	(1)%	(2)%
Effective tax rate	29%	(217)%

The Company’s effective tax rate of 29% for the year ended December 31, 2024 was due primarily to tax expense related to the geographical mix of income and losses and the resulting income and withholding taxes from operations in the foreign tax jurisdictions, offset by federal tax credits.

The Company’s effective tax rate of (217)% for the year ended December 31, 2023 was due primarily to tax benefit related to the release of the valuation allowance against U.S. Federal and certain state deferred tax assets due to improved historical earnings and projected earnings.

The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to geographical mix of income and losses, non-deductible stock-based compensation, and the resulting income and withholding taxes from operations in the foreign tax jurisdictions. The Company’s effective income tax rate may be affected by changes in its interpretations of tax laws and tax agreements in any given jurisdiction, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as one-time discrete items.

The components of deferred taxes are as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Reserves and accruals	$21,336	$22,100
Net operating loss carryforwards	19,203	3,327
Research and development credit carryforwards	30,630	30,350
Deferred stock-based compensation	1,176	2,341
Intangibles	3,695	4,385
Operating lease liabilities	3,377	3,841
Capitalized research and development expenses	56,181	83,054
Other	5,249	3,219
Gross deferred tax assets	140,847	152,617
Valuation allowance	(32,992)	(33,397)
Gross deferred tax assets after valuation allowance	107,855	119,220
Deferred tax liabilities:
Depreciation	(1,952)	(3,127)
Operating lease right-of-use assets	(1,860)	(2,187)
Gross deferred tax liabilities	(3,812)	(5,314)
Net deferred tax assets	$104,043	$113,906

The following table summarizes the activities related to the Company’s valuation allowance:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$33,397	$32,869	$97,315
Additions	—	528	31
Deductions	(405)	—	(64,477)
Balance at end of period	$32,992	$33,397	$32,869

The Company's valuation allowance as of December 31, 2025, was lower compared to 2024, primarily due to a release of valuation allowance on the net operating loss (“NOL”) for Switzerland, partially offset by an increase related to newly generated California R&D credits.

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

As of December 31, 2025, the Company had $70 million, $6.3 million, and $24.9 million, of federal, foreign, and U.S. state NOL carryforwards, respectively. The federal NOLs will carryforward indefinitely. Certain foreign NOLs expire beginning in 2026, if not utilized, while the majority of the foreign NOLs carryforward indefinitely. Certain U.S states NOLs carryforward expires at various dates beginning in 2030 if not utilized.

As of December 31, 2025, the Company had U.S. federal and California state tax credit carryforwards of approximate $4.9 million and $37.1 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit carryforward will not expire.

In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize U.S. net operating losses, tax credits and other tax attributes may be limited.

The Company has not provided U.S. state income taxes and foreign withholding taxes, on the cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in the Company’s judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2025, the Company had $13.8 million of unrecognized future tax benefits, including interest and penalties. Of these, $5.6 million would favorably impact the effective tax rate in future periods if recognized, and $8.2 million will have no or minimal impact on the effective tax rate in future periods if recognized due to a valuation allowance on such unrecognized tax benefits.

The following table summarizes the activities related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of period	$12.0	$12.5	$11.1
Increase in balance related to tax positions taken during current year	0.1	0.2	0.4
Increase in balance related to tax positions taken during prior years	1.2	0.3	1.0
Decrease in balance related to tax positions taken during prior years	(0.2)	(1.0)	—
Balance at end of period	$13.1	$12.0	$12.5

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties charges recorded for the years ended December 31, 2023 through 2025, were not material.

The 2022 through 2024 tax years generally remain subject to examination by U.S. federal and most state tax authorities. Net operating losses generated on a tax return basis by the Company for the 2015 to 2020 tax years and research and development credits for 2011 to 2024 tax years remain open to examination. In addition, the Company remains subject to income tax examination for several other jurisdictions, including in Switzerland for years after 2019, Israel for years after 2019, and France for years after 2023.

During the year ended December 31, 2025, the Company paid $10.5 million in federal income taxes. The amounts paid in state and foreign income taxes, net of refunds received, were $1.6 million and $0.6 million, respectively for the same period.

NOTE 12: NET INCOME PER SHARE

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

As noted in Note 8, “Debt,” the principal amount of the 2024 Notes was settled in cash while the conversion spread value was settled in shares.

The following table sets forth the computation of the basic and diluted net income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income from continuing operations	$1,216	$50,718	$88,338
Net loss from discontinued operations	(44,526)	(11,501)	(4,344)
Net income	$(43,310)	$39,217	$83,994
Denominator:
Weighted average number of shares outstanding:
Basic	113,660	115,120	111,651
2024 Notes	—	1,435	4,320
Restricted stock units	500	921	1,355
Stock purchase rights under ESPP	22	6	33
Diluted	114,182	117,482	117,359
Net income (loss) per share:
Basic:
Continuing operations	$0.01	$0.44	$0.79
Discontinued operations	(0.39)	(0.10)	(0.04)
Basic earnings per share	$(0.38)	$0.34	$0.75

Diluted:
Continuing operations	$0.01	$0.43	$0.75
Discontinued operations	(0.39)	(0.10)	(0.03)
Diluted earnings per share	$(0.38)	$0.33	$0.72

The following table set forth the potential dilutive shares that were excluded from the computation of diluted net income per share, because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Restricted stock units	990	539	276
Stock purchase rights under the ESPP	186	—	—

NOTE 13: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION

Segment Information

Historically, the Company had been managed and operated under two reportable segments: Broadband and Video. As a result of the separation and disposition (as defined in Note 3, Discontinued Operations) of the Video segment, the Company’s continuing operations now consist of a single reportable segment, Broadband. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), now evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s consolidated results. Our CODM does not evaluate operating results using asset or liability information.

The following table is a reconciliation of the Company's measure of segment profit or loss, significant segment expenses and other segment items:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total net revenue	$360,523	$488,200	$388,482
Less significant expenses and other segment items:
Cost of revenue	184,817	247,588	209,384
Research and development expense	71,575	68,115	66,092
Selling, general and administrative	65,458	64,808	66,435
Segment operating income	38,673	107,689	46,571
Stock-based compensation	(21,641)	(19,325)	(16,419)
Restructuring and related charges	(1,315)	(2,741)	(123)
Asset impairment and related charges	(1,637)	(10,889)	—
Segment income from operations	14,080	74,734	30,029
Non-operating expense, net	(5,219)	(3,198)	(2,184)
Income from continuing operations before income taxes	$8,861	$71,536	$27,845

Together with stock-based compensation, the Company does not allocate restructuring and related charges, lease-related and other charges, asset impairment charges and other non-recurring expenses to the operating income of its reportable segment because management does not include this information in the measurement of the performance of the operating segment.

Disaggregation of Revenue

The following table provides a summary of total revenues disaggregated by type:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Product sales	$267,048	$410,939	$298,559
Professional services	35,739	22,856	35,470
Total Appliance and integration	302,787	433,795	334,029
Total SaaS and service	57,736	54,405	54,453
Total revenue	$360,523	$488,200	$388,482

The following table provides a summary of total net revenues by geographic region:

Net revenue:	Year Ended December 31,
(in thousands)	2025	2024	2023
United States (1)	$277,049	$421,679	$307,614
Other countries (1)	83,474	66,521	80,868
Total	$360,523	$488,200	$388,482

Americas	$320,570	$449,346	$335,154
EMEA	33,894	36,420	50,994
APAC	6,059	2,434	2,334
Total	$360,523	$488,200	$388,482

(1) Revenue is attributed to countries based on the location of the customer.

No single country other than the United States, accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2025, 2024 and 2023.

Property and equipment, net:	As of December 31,
(in thousands)	2025	2024
United States	$14,817	$15,476
Israel	5,926	7,257
France	4,656	2,182
Other countries	249	247
Total	$25,648	$25,162

Customer Concentration

Net revenue:	Year Ended December 31,
(in thousands)	2025	2024	2023
Top 2 customers (2)	$221,787	$393,234	$284,178
Rest-of-world	138,736	94,966	104,304
Total	$360,523	$488,200	$388,482

(2) Based on largest subscriber footprint

One customer accounted for 54% of the Company’s total net revenues during the years ended December 31, 2025. Two customers accounted for 57% and 24% of the Company’s total net revenues during the year ended December 31, 2024, respectively. One customer accounted for 64% of the Company’s total net revenues during the years ended December 31, 2023.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Bank Guarantees and Standby Letters of Credit

As of December 31, 2025 and 2024, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $3.0 million and $2.9 million, respectively, consisting of building leases and performance bonds issued to customers.

In December 2023, the Company entered into a Credit Agreement, with Citibank, N.A., as administrative agent for the lenders. The Credit Agreement refinanced and replaced the Company’s prior credit agreement, dated as of December 19, 2019, as amended, with JPMorgan Chase Bank, N.A., as lender. In July 2024, the Company amended the Credit Agreement to allow the Company and its subsidiaries to request letters of credit denominated in foreign currencies. In December 2024, the Company further amended the Credit Agreement to increase the revolving credit commitments. As of December 31, 2025, there were approximately $3.0 million of letters of credit outstanding under the Credit Agreement, and the Company was in compliance with the covenants under the Credit Agreement. Refer to Note 8, “Debt” for additional information regarding the Credit Agreement.

Indemnification

The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2025.

Purchase Commitments

As of December 31, 2025, the Company had approximately $44.5 million of commitments to purchase goods and services.

NOTE 15: LEGAL PROCEEDINGS

From time to time, the Company is involved in lawsuits and is subject to various legal proceedings, claims, threatened litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably probable losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

NOTE 16: SUBSEQUENT EVENT

Subsequent to December 31, 2025, and through February 24, 2026, the Company used cash on hand to repay $30.0 million in outstanding loans under the Revolving Facility. As of February 24, 2026, $45.0 million in borrowings remained outstanding, and the Company had $112.0 million available to borrow under the Revolving Facility.

Subsequent to December 31, 2025 and through February 24, 2026, the Company repurchased approximately 2.5 million shares of the Company’s common stock for an aggregate amount of $25.9 million pursuant to a 10b5-1 trading plan and open market purchases.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

As a result of the planned disposition of the Video business and its classification as discontinued operations, the Company implemented additional controls over the preparation and review of discontinued operations financial information and related disclosures. These changes were part of our normal financial reporting process enhancements and did not materially affect our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during our fourth quarter of fiscal year 2025, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2026 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2026 Proxy Statement is incorporated herein by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description
3.1 (i)	Certificate of Incorporation of Harmonic Inc., as amended
3.2 (ii)	Amended and Restated Bylaws of Harmonic Inc.
4.1 (iii)	Form of Common Stock Certificate
4.2 (iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4.3 (v)	Description of Common Stock
10.1	Form of Indemnification Agreement
10.2 (vi)*	1995 Stock Plan, as amended and restated on June 11, 2024
10.3 (vii)*	2002 Director Stock Plan, as amended and restated on June 8, 2021
10.4 (viii)*	2002 Employee Stock Purchase Plan, as amended and restated on June 12, 2025
10.5 (ix)	2025 Equity Incentive Plan
10.6 (x)*	Amended and Restated Change of Control Severance Agreement, dated as of February 3, 2026, between Harmonic Inc. and Timothy Chu.
10.7 (xi)*	Offer Letter, dated as of May 10, 2023, between Harmonic Inc. and Walter Jankovic
10.8 (xii)*	Amended and Restated Change of Control Severance Agreement, dated as of February 3, 2026, between Harmonic Inc. and Walter Jankovic.
10.9 (xiii)*	Amended and Restated Change of Control Severance Agreement, dated as of November 30, 2023, between Harmonic Inc. and Neven Haltmayer
10.10 (xiv)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.11 (xv)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.12 (xvi)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10.13 (xvii)	Master Receivables Purchase Agreement dated as of September 29, 2023, by and between Harmonic Inc. and JPMorgan Chase Bank, N.A.
10.14 (xviii)	Credit Agreement, dated as of December 21, 2023, by and among Harmonic Inc., the lenders party thereto and Citibank, N.A., as administrative agent, swingline lender and L/C issuer
10.15 (xix)	Third Amendment to Credit Agreement, dated as of December 23, 2024, by and among Harmonic Inc., the subsidiary guarantor party thereto, the lenders party thereto and Citibank, N.A.
10.16 (xx)*	CEO Appointment Letter between Harmonic Video Networks Ltd. and Nimrod Ben-Natan, signed April 29, 2024.
10.17 (xxi)*	Amended and Restated Change of Control Severance Agreement, dated as of February 3, 2026, between Harmonic Inc. and Nimrod Ben-Natan.
10.18 (xxii)	Put Option Agreement, dated December 8, 2025, between Harmonic Inc. and Leone Media Inc.*
19.1 (xxiii)	Insider Trading Policy
21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (xxiv)	Compensation Recovery Policy dated October 30, 2023
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL) includes: Consolidated Balance Sheets at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, December 31, 2024 and December 31, 2023; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the inline XBRL document and included in Exhibit 101)

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
(vi)
Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated November 1, 2024.
(vii)
Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated August 20, 2021.
(viii)
Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated June 12, 2025.
(ix)
Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, dated June 12, 2025.
(x)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 9, 2026.
(xi)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2023.
(xii)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 9, 2026.
(xiii)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 6, 2023.
(xiv)
Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xv)
Previously filed as an exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xvi)
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
(xxi)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 9, 2026.
(xxii)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 9, 2025.
(xxiii)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(xxiv)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 24, 2026.

HARMONIC INC.

By:	/s/ NIMROD BEN-NATAN
Nimrod Ben-Natan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIMROD BEN-NATAN	President & Chief Executive Officer (Principal Executive Officer)	February 24, 2026
(Nimrod Ben-Natan)

/s/ WALTER JANKOVIC	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
(Walter Jankovic)

/s/ PATRICK GALLAGHER	Chairperson	February 24, 2026
(Patrick Gallagher)

/s/ DAN WHALEN	Director	February 24, 2026
(Dan Whalen)

/s/ DAVID KRALL	Director	February 24, 2026
(David Krall)

/s/ DEBORAH L. CLIFFORD	Director	February 24, 2026
(Deborah L. Clifford)

/s/ DANA CRANDALL	Director	February 24, 2026
(Dana Crandall)

/s/ NEEL DEV	Director	February 24, 2026
(Neel Dev)

/s/ STEPHANIE COPELAND	Director	February 24, 2026
(Stephanie Copeland)