Form 10-Q
period 2026-04-03
HARMONIC INC.
filed 2026-05-13
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 3, 2026

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 4, 2026 was 108,496,436

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	April 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$109,000	$124,105
Accounts receivable, net of allowances for credit losses of $362 and $227 as of April 3, 2026 and December 31, 2025, respectively	83,499	85,935
Inventories	51,200	47,840
Prepaid expenses and other current assets	17,182	12,530
Assets held for sale	224,374	223,961
Total current assets	485,255	494,371
Property and equipment, net	24,670	25,648
Operating lease right-of-use assets	12,746	13,687
Goodwill	60,881	60,900
Deferred income taxes, net	102,050	104,043
Other non-current assets	19,704	19,834
Total assets	$705,306	$718,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,944	$2,944
Accounts payable	34,973	23,093
Deferred revenue	30,265	31,519
Operating lease liabilities	6,413	6,433
Other current liabilities	52,908	48,288
Liabilities to be disposed of	86,740	85,671
Total current liabilities	214,243	197,948
Long-term debt	108,403	109,140
Operating lease liabilities, non-current	13,297	14,664
Other non-current liabilities	14,209	13,485
Total liabilities	350,152	335,237
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 108,478 and 111,186 shares issued and outstanding at April 3, 2026 and December 31, 2025, respectively	108	111
Additional paid-in capital	2,475,698	2,466,177
Accumulated deficit	(2,112,344)	(2,076,406)
Accumulated other comprehensive loss	(8,308)	(6,636)
Total stockholders’ equity	355,154	383,246
Total liabilities and stockholders’ equity	$705,306	$718,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	April 3, 2026	March 28, 2025
Revenue:
Appliance and integration	$103,759	$71,525
SaaS and service	17,936	13,353
Total net revenue	121,695	84,878
Cost of revenue:
Appliance and integration	50,858	32,434
SaaS and service	7,222	5,964
Total cost of revenue	58,080	38,398
Total gross profit	63,615	46,480
Operating expenses:
Research and development	20,881	19,664
Selling, general and administrative	22,285	19,780
Total operating expenses	43,166	39,444
Income from operations	20,449	7,036
Interest expense, net	(1,079)	(1,311)
Other income (expense), net	(42)	(621)
Income before income taxes	19,328	5,104
Provision for income taxes	9,680	2,735
Income from continuing operations	9,648	2,369
Income (loss) from discontinued operations, net of tax	(2,339)	3,571
Net income	$7,309	$5,940

Net income (loss) per share:
Basic:
Continuing operations	$0.09	$0.02
Discontinued operations	(0.02)	0.03
Basic net income per share	$0.07	$0.05

Diluted:
Continuing operations	$0.09	$0.02
Discontinued operations	(0.02)	0.03
Diluted net income per share	$0.07	$0.05

Weighted average common shares:
Basic	109,708	116,319
Diluted	110,617	117,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	April 3, 2026	March 28, 2025
Net income	$7,309	$5,940
Foreign currency translation adjustments	(1,616)	1,819
Other comprehensive income (loss) before tax	(1,616)	1,819
Provision for (benefit from) income taxes	56	(155)
Other comprehensive income (loss), net of tax	(1,672)	1,974
Total comprehensive income	$5,637	$7,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended April 3, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	111,186	$111	$2,466,177	$(2,076,406)	$(6,636)	$383,246
Net income	—	—	—	7,309	—	7,309
Other comprehensive loss, net of tax	—	—	—	—	(1,672)	(1,672)
Issuance of common stock under award and purchase plans, net	1,512	2	(850)	—	—	(848)
Repurchase of common stock	(4,220)	(5)	—	(42,946)	—	(42,951)
Excise tax on share repurchases	—	—	—	(301)	—	(301)
Stock-based compensation	—	—	10,371	—	—	10,371
Balance at April 3, 2026	108,478	$108	$2,475,698	$(2,112,344)	$(8,308)	$355,154

	Three Months Ended March 28, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	116,735	$117	$2,432,733	$(1,953,495)	$(14,097)	$465,258
Net income	—	—	—	5,940	—	5,940
Other comprehensive income, net of tax	—	—	—	—	1,974	1,974
Issuance of common stock under award and purchase plans, net	1,425	1	505	—	—	506
Repurchase of common stock	(3,481)	(3)	—	(36,076)	—	(36,079)
Excise tax on share repurchases	—	—	—	(241)	—	(241)
Stock-based compensation	—	—	8,772	—	—	8,772
Balance at March 28, 2025	114,679	$115	$2,442,010	$(1,983,872)	$(12,123)	$446,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	April 3, 2026	March 28, 2025
Cash flows from Continuing and Discontinued Operations
Cash flows from operating activities:
Net income	$7,309	$5,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,523	2,720
Stock-based compensation	9,811	8,465
Foreign currency remeasurement	1,076	377
Deferred income taxes, net	199	712
Provision for excess and obsolete inventories	586	1,793
Other	44	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	3,206	79,609
Inventories	(4,713)	2,242
Prepaid expenses and other assets	(3,802)	(8,356)
Accounts payable	9,233	(8,820)
Deferred revenues	7,837	3,151
Other liabilities	(1,619)	(4,209)
Net cash provided by operating activities	31,690	83,605
Cash flows from investing activities:
Purchases of property and equipment	(1,399)	(1,872)
Net cash used in investing activities	(1,399)	(1,872)
Cash flows from financing activities:
Proceeds from long-term debt	55,000	—
Repayment of long-term debt and other borrowings	(55,750)	(500)
Repurchase of common stock	(42,951)	(36,079)
Proceeds from common stock issued to employees	3,089	3,056
Taxes paid related to net share settlement of equity awards	(3,937)	(2,551)
Net cash used in financing activities	(44,549)	(36,074)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(836)	1,590
Net increase (decrease) in cash and cash equivalents and restricted cash	(15,094)	47,249
Cash and cash equivalents and restricted cash at beginning of period (1)	124,461	101,789
Cash and cash equivalents and restricted cash at end of period	$109,367	$149,038

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$109,000	$148,708
Restricted cash included in other current assets	367	330
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$109,367	$149,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

1 Restricted cash included in other current assets was $356 and $332 as of December 31, 2025 and 2024 respectively.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	April 3, 2026	March 28, 2025
Supplemental cash flow disclosure:
Income tax payments, net	$24	$1,138
Interest payments, net	$879	$1,686
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$383	$1,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair statement of our financial information. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) as filed with the SEC on February 24, 2026. Operating results for interim periods are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2026. All intercompany balances and transactions have been eliminated in consolidation. Continuing operations consist of the Broadband business.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2025 Form 10-K. There have been no significant changes to these policies during the three months ended April 3, 2026.

As previously reported, on December 8, 2025, the Company entered into a Put Option Agreement to sell its Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”). Under the Put Option Agreement, the Buyer irrevocably provided the Company with the right to require the Buyer to purchase the Company's Video business for a purchase price of $145 million in cash (the "Put Option"). On March 16, 2026, the Company delivered a notice of intent to exercise the Put Option to the Buyer requesting that Buyer execute the Asset Purchase Agreement (the “APA”). On March 20, 2026, the Buyer and the Company executed the APA to complete the transaction. The closing of the transaction is subject to satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of fiscal 2026. The results of the Video business are presented as discontinued operations in the accompanying unaudited condensed consolidated income statement for all periods presented. The assets and liabilities of the Video business have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheet for all periods presented.

Unless otherwise noted, all amounts and disclosures included in these Notes to unaudited condensed consolidated financial statements reflect only our continuing operations. Refer to Note 3 for additional details on discontinued operations.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires entities to disclose specified information about certain expenses in the notes to the financial statements, including employee compensation. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the impact of this ASU on our consolidated financial statements and related disclosures.

NOTE 3: DISCONTINUED OPERATIONS

As previously reported, on December 8, 2025, the Company entered into a Put Option Agreement to divest its Video business to Leone Media Inc. for $145 million, subject to working capital and other adjustments. The following table summarizes the carrying values of the assets and liabilities classified as held-for-sale in our consolidated balance sheets:

(in thousands)	April 3, 2026	December 31, 2025
Assets
Accounts receivable, net	$38,017	$38,895
Inventories	25,039	23,890
Prepaids and other current assets	13,342	13,207
Property and equipment, net	1,207	1,296
Goodwill	122,606	123,479
Deferred income taxes, net	8,742	8,742
Other non-current assets	15,421	14,452
Assets held for sale	$224,374	$223,961

Liabilities
Current portion of other borrowings	$5,493	$5,605
Accounts payable	5,597	8,004
Deferred revenue	34,868	26,577
Other current liabilities	18,501	22,936
Other long-term borrowings	7,914	8,076
Other non-current liabilities	14,367	14,473
Liabilities to be disposed of	$86,740	$85,671

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Video business that will be eliminated from continuing operations. The following table presents key components of "Income (loss) from discontinued operations, net of tax" for all periods presented:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Revenue	$50,071	$48,257
Cost of revenue	15,601	16,163
Total gross profit	34,470	32,094
Operating expenses:
Research and development	14,217	11,685
Selling, general and administrative	22,963	17,318
Total operating expenses	37,180	29,003
Income (loss) from discontinued operations	(2,710)	3,091
Interest expense, net	(98)	(163)
Other income, net	—	449
Income (loss) from discontinued operations before income taxes	(2,808)	3,377
Benefit from income taxes	(469)	(194)
Income (loss) from discontinued operations, net of tax	$(2,339)	$3,571

In accordance with ASC 205-20, cash flows from discontinued operations are not separately presented on the face of the consolidated statement of cash flows. The following table presents the significant operating and investing cash flow items related to the Video business:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Operating activities:
Stock-based compensation	$4,246	$3,448
Depreciation	—	260
Investing activities:
Purchase of property and equipment	$111	$237

NOTE 4: CONTRACT ASSETS AND DEFERRED REVENUE

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).

Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	April 3, 2026	December 31, 2025
Contract assets	$1,848	$1,959
Deferred revenue	$32,727	$33,006

Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.

Revenue recognized during the three months ended April 3, 2026 and March 28, 2025 that was included within the deferred revenue balance at January 1, 2026 and January 1, 2025, was $16.5 million and $5.4 million, respectively.

Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of April 3, 2026 was $582.1 million, 60% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.

Refer to Note 11, “Segment Information” for disaggregated revenue information.

NOTE 5: LEASES

The components of lease expense are as follows:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Operating lease cost	$1,636	$1,666
Variable lease cost	362	257
Total lease cost	$1,998	$1,923

Supplemental cash flow information related to leases are as follows:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Cash paid for operating lease liabilities	$1,668	$1,523
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,388

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet components:

Inventories:	As of
(in thousands)	April 3, 2026	December 31, 2025
Finished goods	$31,467	$32,430
Raw materials	14,287	8,452
Work-in-process	2,510	4,393
Service-related spares	2,936	2,565
Total	$51,200	$47,840

Prepaid expenses and other current assets:	As of
(in thousands)	April 3, 2026	December 31, 2025
Prepaid expenses	$9,951	$7,107
Contract assets	1,848	1,959
Other current assets (1)	5,383	3,464
Total	$17,182	$12,530

(1) Balances as of April 3, 2026 and December 31, 2025 each included restricted cash of $0.4 million.

Property and equipment, net:	As of
(in thousands)	April 3, 2026	December 31, 2025
Machinery and equipment	$65,605	$76,971
Capitalized software	26,621	27,163
Leasehold improvements	25,466	25,336
Furniture and fixtures	2,507	2,569
Construction-in-progress	1,338	2,557
Property and equipment, gross	121,537	134,596
Less: accumulated depreciation and amortization	(96,867)	(108,948)
Total	$24,670	$25,648

Other current liabilities:	As of
(in thousands)	April 3, 2026	December 31, 2025
Accrued employee compensation and related expenses	$9,756	$13,560
Income tax payable	7,338	367
Accrued customer rebates	9,755	7,270
Accrued liabilities for excess and obsolete inventory	6,941	8,330
Other	19,118	18,761
Total	$52,908	$48,288

NOTE 7: DEBT

Revolving and Term Facilities

In December 2023, the Company entered into a five-year Credit Agreement (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent for the lenders. As amended in December 2024, the Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $160.0 million (the "Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Revolving Facility and the Term Facility both mature on December 21, 2028. The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. The proceeds of the loans under the Term Facility were required to be used to repurchase, redeem, acquire or otherwise settle the 2024 Notes. In April 2024, the Company borrowed all $40.0 million under the Term Facility in connection with settling conversions of the 2024 Notes. The Credit Agreement also includes an uncommitted accordion feature whereby the Company may increase the Revolving Facility and/or establish one or more new term loan facilities by an aggregate amount not to exceed $100.0 million during the term of the Credit Agreement, subject to certain conditions, including lender consent. In December 2024, the Company amended the Credit Agreement, increasing the revolving credit commitments from an aggregate principal amount of up to $120.0 million to $160.0 million. As a result, the Company's capacity under the accordion was reduced from $100.0 million to $60.0 million.

Loans under the Revolving Facility and Term Facility bear interest, at a floating rate per annum equal to an adjusted Term Secured Overnight Financing Rate (“SOFR”) (based on one-, three- or six-month interest periods), plus a SOFR adjustment of 0.1% and an applicable margin of between 2.00% to 2.75%, determined based on the Company’s consolidated net leverage ratio. Unused commitments under the Revolving Facility are subject to a quarterly fee ranging from 0.25% to 0.35%, determined based on the Company’s consolidated net leverage ratio.

The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of April 3, 2026, the Company was in compliance with the covenants under the Credit Agreement.

Repayment of the principal amount of the term loans began on December 31, 2024, in quarterly installments equal to 1.25% of the initial borrowing of $40.0 million, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of April 3, 2026, the Company had repaid $3.5 million of these installments, and $3.0 million was due in the following twelve months and was therefore classified as current portion of long-term debt on the condensed consolidated balance sheet. As of April 3, 2026, the Company had outstanding borrowings of $36.5 million under the Term Facility, $75.0 million under the Revolving Facility, $3.0 million of letters of credit issued, and $82.0 million of remaining capacity under the Revolving Facility. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.

For the three months ended April 3, 2026, the Company incurred interest expenses of $1.4 million on these borrowings.

NOTE 8: STOCKHOLDERS’ EQUITY

Share-based Compensation Plans

The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Cost of revenue	$265	$260
Research and development	1,067	1,188
Selling, general and administrative	4,232	3,569
Total	$5,564	$5,017

Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2025	4,135	$10.36
Granted	1,428	9.44
Vested	(1,527)	10.23
Forfeited	(46)	9.69
Balance at April 3, 2026	3,990	$10.09

The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (as amended and restated, the “ESPP”) and, the 2025 Equity Incentive Plan (the “2025 Stock Plan”). Refer to Note 9, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2025 Form 10-K for details pertaining to each plan. As of April 3, 2026, an aggregate of 5,875,914 shares of common stock were reserved for issuance under the 2025 Stock Plan, of which 4,093,920 shares remained available for future grants.

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

During the three months ended April 3, 2026, the Company repurchased and retired approximately 4.2 million shares of the Company’s common stock for an aggregate amount of $43.0 million. As of April 3, 2026, approximately $78.0 million of share repurchase authorization remained available for repurchases under this program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended April 3, 2026 and March 28, 2025, the Company recorded excise taxes of $0.3 million and $0.2 million, respectively, as a component of accumulated deficit to account for the incremental cost of the shares repurchased.

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

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	April 3, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$30,223	$—	$—	$30,223	$25,322	$—	$—	$25,322

The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	April 3, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Long-term debt	$111,347	$—	$111,347	$—	$112,084	$—	$112,084	$—

The carrying values of the amounts outstanding under the Credit Agreement approximate fair value because its variable interest rates are tied to market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company.

NOTE 10: NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s restricted stock units and shares issuable under the ESPP.

The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	April 3, 2026	March 28, 2025
Numerator:
Income from continuing operations	$9,648	$2,369
Income from discontinued operations	(2,339)	3,571
Net income	$7,309	$5,940
Denominator:
Weighted average number of shares outstanding:
Basic	109,708	116,319
Restricted stock units	898	687
Stock purchase rights under the ESPP	11	15
Diluted	110,617	117,021
Net income per share:
Basic:
Continuing operations	$0.09	$0.02
Discontinued operations	(0.02)	0.03
Basic net income per share	$0.07	$0.05

Diluted:
Continuing operations	$0.09	$0.02
Discontinued operations	(0.02)	0.03
Diluted net income per share	$0.07	$0.05

The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income per share, because their effects were anti-dilutive:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Restricted stock units	773	753

NOTE 11: SEGMENT INFORMATION

Historically, the Company had been managed and operated under two reportable segments: Broadband and Video. As a result of the held-for-sale classification of the Video business and the planned disposition pursuant to the APA, the Company’s continuing operations now consist of a single reportable segment: Broadband. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), now evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s consolidated results. Our CODM does not evaluate operating results using asset or liability information.

The following table is a reconciliation of the Company's measure of segment profit or loss, significant segment expenses and other segment items:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Total net revenue	$121,695	$84,878
Less significant expenses and other segment items:
Cost of revenue	57,815	38,138
Research and development expense	19,813	18,476
Selling, general and administrative	18,054	16,211
Segment operating income	26,013	12,053
Stock-based compensation	(5,564)	(5,017)
Segment income from operations	20,449	7,036
Non-operating expense, net	(1,121)	(1,932)
Income from continuing operations before income taxes	$19,328	$5,104

Together with stock-based compensation, the Company does not allocate restructuring and related charges, asset impairment charges and other non-recurring expenses (none in either period presented) to the operating income of its reportable segment because management does not include this information in the measurement of the performance of the operating segment.

Disaggregation of Revenues

The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Product sales	$91,625	$71,350
Professional services	12,134	175
Total Appliance and integration	103,759	71,525
Total SaaS and service	17,936	13,353
Total revenue	$121,695	$84,878

The following table provides a summary of total revenues by geographic region:

Net revenue:	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
United States (1)	$97,215	$62,190
Other countries (1)	24,480	22,688
Total	$121,695	$84,878

Americas	$106,430	$75,023
EMEA	10,459	8,620
APAC	4,806	1,235
Total	$121,695	$84,878

(1) Revenue is attributed to countries based on the location of the customer.

Customer Concentration

Net revenue:	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Top 2 customers (2)	$71,101	$56,503
Rest-of-Market	50,594	28,375
Total	$121,695	$84,878

(2) Based on largest subscriber footprint.

During the three months ended April 3, 2026, two of our customers accounted for approximately 36% and 22%, respectively, of our net revenue. For the three months ended March 28, 2025, two of our customers accounted for approximately 48% and 19%, respectively, of our net revenue.

No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three months ended April 3, 2026 and March 28, 2025, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Bank Guarantees and Standby Letters of Credit

As of April 3, 2026 and December 31, 2025, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $3.0 million for both periods, consisting of building leases and performance bonds issued to customers.

Purchase Commitments

As of April 3, 2026, the Company had approximately $76.6 million of commitments to purchase goods and services.

Indemnification

The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). In addition, the Company and the Buyer have agreed to indemnify each other for certain losses arising under the APA. There have been no amounts accrued in respect of the indemnification provisions through April 3, 2026.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The terms “Harmonic,” “Company,” “we,” “us,” and “our,” as used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

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
•
expectations regarding the sale of our Video business and the intended benefits of the disposition; and
•
other risks and uncertainties discussed in "Part II- Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

We conduct business in three geographic regions—the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia-Pacific (“APAC”). We sell broadband solutions and related services, including our cOS™ software-based broadband solutions, to broadband operators globally.

Historically, our revenue has been dependent upon spending in the cable and telco industries. Our customers’ spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the United States and international markets, and impact of factors such as the Middle East and Russia-Ukraine conflicts, inflation, changes in interest rates, potential supply chain disruptions, volatility in capital markets and foreign currency fluctuations; volatility and uncertainty in the banking and financial services sector; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; customer end-market conditions; customers suspending or reducing spending in anticipation of new products or new standards; impact of heightened, new, or proposed tariffs; and new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and suppliers, and we may need to take orders at prices resulting in lower margins.

Our strategy is focused on continuing to develop and deliver software-based broadband technologies, which we refer to as our cOS solutions, to our broadband operator customers. We believe our cOS software-based broadband solutions are superior to hardware-based systems and deliver unprecedented scalability, agility and cost savings for our customers. Our cOS solutions, which can be deployed based on a centralized, distributed access architecture (“DAA”) or hybrid architecture, enable our customers to migrate to multi-gigabit broadband capacity and the fast deployment of DOCSIS and/or fiber-to-the-home (“FTTH”) data, video and voice services. We believe our cOS solutions resolve space and power constraints in broadband operator facilities, eliminate dependence on hardware upgrade cycles and significantly reduce total cost of ownership, and are helping us to be a major player in the broadband market. We expect continued strong long-term growth in our business, driven by increasing adoption of our virtualized DOCSIS, CMTS, and FTTH solutions and distributed access architectures among both our existing customers and a growing base of new customers.

As previously reported, on December 8, 2025, we entered into a Put Option Agreement to sell our Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”). Under the Put Option Agreement, the Buyer irrevocably provided the Company with the right to require the Buyer to purchase our Video business for a purchase price of $145 million in cash, subject to working capital and other adjustments. On March 16, 2026, we delivered a notice of intent to exercise the Put Option to the Buyer requesting that Buyer execute the Asset Purchase Agreement (the “APA”). On March 20, 2026, we executed the APA to complete the transaction. The closing of the transaction is subject to satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of fiscal 2026. The results of the Video business are presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. The assets and liabilities of the Video business have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheet for all periods presented.

Unless otherwise noted, all amounts, percentages and discussions below reflect only the results of operations and financial condition of our continuing operations. Refer to "Discontinued Operations" below and Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on discontinued operations.

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

Our critical accounting estimates are disclosed in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 24, 2026. There have been no significant changes to these estimates during the three months ended April 3, 2026.

ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the condensed consolidated financial statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	March 28, 2025	Change
Appliance and integration	$103,759	$71,525	$32,234	45%
as % of total net revenue	85%	84%
SaaS and service	17,936	13,353	4,583	34%
as % of total net revenue	15%	16%
Total net revenue	$121,695	$84,878	$36,817	43%

Appliance and integration net revenue increased by $32.2 million for the three months ended April 3, 2026, compared to the corresponding period in 2025, primarily driven by a $22.6 million increase from customers ramping up due to new deployments in North America, a $7.5 million increase in outside plant services, and a $3.1 million increase from projects in APAC and LATAM regions.

SaaS and service net revenue increased by $4.6 million for the three months ended April 3, 2026, compared to the same period in 2025, primarily due to increased support services in the current period.

Gross Profit

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	March 28, 2025	Change
Gross profit	$63,615	$46,480	$17,135	37%
as % of total net revenue (“gross margin”)	52.3%	54.8%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.

Our gross margin decreased by 250 basis points in the three months ended April 3, 2026, compared to the corresponding period in 2025, primarily due to an unfavorable product mix which included a higher percentage of outside plant services.

Research and Development Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	March 28, 2025	Change
Research and development	$20,881	$19,664	$1,217	6%
as % of total net revenue	17%	23%

Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all of which are associated with the design and development of new products and enhancements of existing products. The research and development expenses are net of French research and development tax credits.

Research and development expenses increased by $1.2 million, or 6%, for the three months ended April 3, 2026, compared to the corresponding period in 2025, mainly due to increased investment to support business growth.

As discussed previously, the results of the Video business have been classified as discontinued operations for all periods presented. Certain indirect corporate costs, such as IT and facility costs, previously allocated to the Video reporting segment, do not qualify for discontinued operations accounting classification and are now reported within continuing operations. These stranded costs, which are included in research and development expenses, were $0.4 million and $0.8 million for the current and prior periods, respectively.

Selling, General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	March 28, 2025	Change
Selling, general and administrative	$22,285	$19,780	$2,505	13%
as % of total net revenue	18%	23%

Selling, general and administrative expenses increased by $2.5 million, or 13%, for the three months ended April 3, 2026, compared to the corresponding period in 2025, primarily due to increased investment to support business growth.

As discussed above, the stranded costs resulting from the disposition of the Video business included in selling, general and administrative expense were $1.6 million and $0.8 million for the current and prior periods, respectively.

Interest Expense, Net

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	March 28, 2025	Change
Interest expense, net	$(1,079)	$(1,311)	$232	(18)%

Interest expense, net decreased in the three months ended April 3, 2026, compared to the corresponding period in 2025, primarily due to lower costs of borrowing and lower outstanding principal balance resulting from the repayment and reborrowing activities under the Revolving Facility during the current period.

Other Income (Expense), Net

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	March 28, 2025	Change
Other income (expense), net	$(42)	$(621)	$579	(93)%

The change in other income (expense), net, in the three months ended April 3, 2026, compared to the corresponding period in 2025, was primarily due to fluctuations in the foreign currency exchange rate against the U.S. dollar.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	March 28, 2025	Change
Provision for income taxes	$9,680	$2,735	$6,945	254%

The provision for income taxes increased in the three months ended April 3, 2026, compared to the corresponding period in 2025, primarily due to $4.6 million of withholding taxes on the distribution from a foreign subsidiary and higher pretax income in the current period.

Liquidity and Capital Resources

We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new debt and equity financing. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following April 3, 2026, as well as in the long-term.

Material Cash Requirements

Our principal uses of cash include repayments of debt and related interest, purchases of inventory, stock repurchases, payments for payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment, facility leases, and other contractual obligations for the foreseeable future.

As of April 3, 2026, we had an outstanding principal amount equal to $111.5 million under our Credit Agreement, consisting of $75.0 million under our Revolving Facility and $36.5 million under our Term Facility, of which $3.0 million is scheduled to become due in the 12-month period following April 3, 2026. As of April 3, 2026, our total minimum lease payments are $22.3 million, of which $6.6 million is due within 12 months of April 3, 2026.

In February 2025, the Board of Directors authorized us to repurchase, from time to time, up to $200 million of our outstanding shares of common stock through February 2028 (the “Share Repurchase Authorization”), at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of April 3, 2026, approximately $78.0 million of the Share Repurchase Authorization remained available for repurchases under this program.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.

As of April 3, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $109.0 million, net accounts receivable of $83.5 million, and $82.0 million remaining available under the Revolving Facility of our Credit Agreement.

Our cash and cash equivalents of $109.0 million as of April 3, 2026 consisted of bank deposits held throughout the world and money market funds, of which $46.2 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds. The expected proceeds from the disposition of our Video business pursuant to the APA will be used to fund ongoing operations and support our capital allocation priorities. We do not expect the disposition of the Video business to have a material impact on our ongoing liquidity and capital resources.

Summary of Cash Flows

The table below sets forth selected cash flow data:

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Net cash provided by (used in):
Operating activities	$31,690	$83,605
Investing activities	(1,399)	(1,872)
Financing activities	(44,549)	(36,074)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(836)	1,590
Net increase (decrease) in cash and cash equivalents	$(15,094)	$47,249

Operating Activities

Net cash provided by operating activities decreased by $51.9 million during the first three months of fiscal 2026, compared to the corresponding period in fiscal 2025, primarily due to an elevated amount of collections in the prior period associated with strong revenue performance in the last quarter of 2024.

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

Investing Activities

Net cash used in investing activities decreased by $0.5 million during the first three months of fiscal 2026, compared to the corresponding period in 2025, primarily due to lower purchases of property and equipment in the current period.

Financing Activities

Net cash used in financing activities increased by $8.5 million during the first three months of fiscal 2026, compared to the corresponding period in 2025, primarily due to $6.9 million of higher stock repurchases in the current period, partially offset by a $1.4 million decrease in withholding tax payments related to the net share settlement of restricted stock units.

Discontinued Operations

As previously noted, we classified the results of our Video business as discontinued operations in the consolidated statements of operations for all periods presented. The related assets and liabilities associated with the Video business were classified as held for sale in the consolidated balance sheets.

Net sales from discontinued operations were $50.1 million for the three months ended April 3, 2026, compared to $48.3 million for the three months ended March 28, 2025. The increase in net sales in the current period was primarily driven by a $4.2 million increase in SaaS and service revenue due to higher usage by existing customers, partially offset by a $2.4 million decrease in product sales. The loss from discontinued operations, net of tax, for the three months ended April 3, 2026 was primarily attributable to $4.0 million non-recurring advisory fees related to the disposition of our Video business.

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

For quantitative and qualitative disclosures about foreign currency exchange risk and interest rate risk affecting the Company, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 24, 2026. Our exposure related to foreign currency exchange risk and interest rate risk has not changed materially since December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, they concluded that there has been no change in our internal control over financial reporting during the quarter ended April 3, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Such assertions arise in the normal course of our operations. The resolution of any such assertions and claims cannot be predicted with certainty. Refer to Note 12 of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details on legal proceedings.

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

On March 20, 2026, we entered into an Asset Purchase Agreement to sell our Video business to Leone Media Inc. (the "Disposition"). We face risks related to the Disposition, including the possibility that the Asset Purchase Agreement may be terminated prior to the completion of the Disposition, diversion of management’s attention, disruption of our relationships with third parties and employees, and restrictions on our business activities and potential litigation related to the Disposition. We may experience delays in the anticipated timing of activities related to the Disposition, and higher than expected or unanticipated execution costs. If we do not succeed in executing the Disposition or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

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

The Video business generated approximately 29% of our aggregate revenue for the first quarter of fiscal 2026, and approximately 36% of our aggregate revenue for the first quarter of fiscal 2025. Accordingly, our future financial results may differ from our previous results since our future financial results will be dependent solely on our Broadband business. Any downturn in our Broadband business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the three months ended April 3, 2026 accounted for approximately 88% of our net revenue compared to 89% for the corresponding period in 2025. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding domestically and internationally, we expect to see continuing industry consolidation activity and customer concentration.

During the three months ended April 3, 2026, two of our customers accounted for approximately 36% and 22%, respectively, of our net revenue. For the three months ended March 28, 2025, two of our customers accounted for approximately 48% and 19%, respectively, of our net revenue. Further consolidation among cable operators and telecommunication companies could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If our significant customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely affected.

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
•
continued strong consumer demand for bandwidth-intensive video-on-demand and streaming video services, interactive cloud applications and bandwidth usage drive by artificial intelligence ("AI");
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
•
the need to develop partnerships with other companies involved in broadband services and infrastructure workflow; and
•
the extent and nature of regulatory attitudes towards issues such as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services, such as mobile video.

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

In addition, our financial results may be impacted by tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods. Plexus Services Corp. (“Plexus”), which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently accounts for a majority, by dollar amount, of the products that we purchase from our contract manufacturers. Since February 2025, the U.S. government has and may continue to impose various tariffs on certain commodities and on products of many countries globally. While certain tariff actions were invalidated by subsequent determinations of the U.S. Supreme Court, the U.S. government continues to impose tariffs under additional legal authorities, and the timing and availability of refunds for previous payments in connection with certain tariffs imposed since February 2025 is uncertain and subject to further regulatory and administrative action. We are closely monitoring U.S. tariff policies, and retaliatory tariffs and actions from U.S. trading partners, which could have an adverse impact on our business and financial results. The full impact of these tariff measures on our business is uncertain. Further U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals.

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

As of April 3, 2026, we maintained facilities in Israel with a total of 198 employees, or approximately 38% of our worldwide workforce. Our Chief Executive Officer is also based in Israel. Our employees in Israel engage in a number of activities including research and development, product development, product management, supply chain management for certain product lines and sales activities.

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

As of April 3, 2026, we had 339 employees in our international operations, representing approximately 65% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

Cyber criminals and hackers may attempt to penetrate our network security, or the network security of third parties we work with, including our third-party vendors, service providers, manufacturers, solution providers, partners and consultants, misappropriate our proprietary information or cause business interruptions, or access or misappropriate other sensitive data. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we and relevant third parties have faced compromises to our network security, though no prior incidents we have identified to date have materially affected our business, results of operations or financial condition. Companies are facing additional attacks as workforces have become more distributed as a result of remote and hybrid working arrangements, and advances in AI capabilities may increase the likelihood of our being impacted by security breaches or incidents and the severity of those impacts. Additionally, geopolitical events such as the Iran war, the Middle East and Russia-Ukraine conflicts and heightened tension between Israel and Iran may increase the cybersecurity risks we and the third parties we work with face. Our business operations utilize and rely upon numerous third-party vendors, service providers, manufacturers, solution providers, partners and consultants, and any failure of such third parties’ cybersecurity measures could materially and adversely affect or disrupt our business.

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

We are monitoring and managing our cash position in light of ongoing market conditions due to general economic and market conditions, volatility and uncertainty in the banking and financial services sector, overall fluctuations in U.S. equity markets, the Middle East and Russia-Ukraine conflicts, and related macroeconomic conditions. We believe that our existing cash of approximately $109.0 million as of April 3, 2026 will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. As amended in December 2024, the Credit Agreement provides for a $160.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such 2024 Notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of April 3, 2026, we had $82.0 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.

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

A breach of any of these covenants could result in an event of default under the Credit Agreement. As of April 3, 2026, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.

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

As of April 3, 2026, we had approximately $60.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, we recorded a net decrease in valuation allowance of $0.9 million in 2025 and a net increase of $0.4 million in 2024, respectively, against the net deferred tax assets. Changes in the amount of the valuation allowance in the U.S. and in foreign jurisdictions could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted, and our results of operations could be materially affected.

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

For example, effective as of January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires such expenditures to be capitalized and amortized ratably over a five-year period for domestic expenditures or a fifteen-year period for foreign expenditures. However, the One Big Beautiful Bill Act of 2025, which was enacted on July 4, 2025, made a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development costs and permitting deductions for them on a current basis.

Further, the Inflation Reduction Act of 2022, among other things, imposes a one-percent non-deductible excise tax on certain repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program.

In addition, the Organization for Economic Co-operation and Development (the “OECD”), the European Union, as well as a number of other countries and organizations have recently enacted new laws, and proposed or recommended changes to existing tax laws, that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. For example, the OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2, which Member States in the European Union have implemented into national legislation as of the end of 2023 and has been adopted by certain other jurisdictions. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar 2. However, no laws have yet been enacted to facilitate a side-by-side system. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.

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

As of April 3, 2026, we held 67 issued U.S. patents and 7 issued foreign patents, and had 35 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Our business and industry are regulated under various federal, state, local and international laws. For example, we are subject to environmental regulations such as the European Union’s Waste Electrical and Electronic Equipment and Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directives and similar legislation enacted in other jurisdictions worldwide. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they would likely result in additional costs and could require that we redesign or change how we manufacture our products, any of which could have a material and adverse effect on our operating results, financial condition and cash flows.

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

Revenue derived from customers outside of the United States represented approximately 20% and 27% of our revenue for the three months ended April 3, 2026, and March 28, 2025, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a portion of our revenue, and potentially increasing, percentage of our annual revenue for the foreseeable future. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine.

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

•
compliance with the Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act and/or similar anti-corruption and anti-bribery laws, particularly in emerging market countries;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company is authorized to repurchase, from time to time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of April 3, 2026, approximately $78.0 million of the share repurchase authorization remained available.

The following table summarizes the repurchase activities for the three months ended April 3, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
January 1, 2026 - January 30, 2026	2,138,959	$10.19	2,138,959	$99.2
January 31, 2026 - February 27, 2026	389,400	$10.59	389,400	$95.1
February 28, 2026 - April 3, 2026	1,692,380	$10.06	1,692,380	$78.0
Total	4,220,739		4,220,739

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

During the quarter ended April 3, 2026, we paid approximately $3.9 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 385,156 shares of common stock from employees in connection with such net share settlement at an average price of $10.22 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended April 3, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

2.1 (i)	Asset Purchase Agreement, dated March 20, 2026, by and between Harmonic Inc. and Leone Media Inc.*

10.1 (ii)	Amended and Restated Severance and Change of Control Agreement between Harmonic Inc. and Nimrod Ben-Natan dated February 3, 2026.

10.2 (iii)	Amended and Restated Severance and Change of Control Agreement between Harmonic Inc. and Walter Jankovic dated February 3, 2026.

10.3 (iv)	Amended and Restated Severance and Change of Control Agreement between Harmonic Inc. and Timothy Chu dated February 3, 2026.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial Officer

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) include:

(i) Condensed Consolidated Balance Sheets at April 3, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended April 3, 2026 and March 28, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 3, 2026 and March 28, 2025 (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 3, 2026 and March 28, 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2026 and March 28, 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

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

(i)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 23, 2026.
(ii)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 9, 2026.
(iii)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 9, 2026.
(iv)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 9, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Walter Jankovic
Walter Jankovic
Title: Chief Financial Officer
(Principal Financial Officer)
Date: May 13, 2026