Form 10-Q
period 2026-07-03
HARMONIC INC.
filed 2026-08-17
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 3, 2026

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 3, 2026 was 109,066,445

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	July 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$231,862	$124,105
Accounts receivable, net of allowances for credit losses of $136 and $227 as of July 3, 2026 and December 31, 2025, respectively	89,906	85,935
Inventories	66,473	47,840
Prepaid expenses and other current assets	28,948	12,530
Assets held for sale	—	223,961
Total current assets	417,189	494,371
Property and equipment, net	23,478	25,648
Operating lease right-of-use assets	13,142	13,687
Goodwill	61,092	60,900
Deferred income taxes, net	99,425	104,043
Other non-current assets	18,319	19,834
Total assets	$632,645	$718,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,944	$2,944
Accounts payable	39,263	23,093
Deferred revenue	20,775	31,519
Operating lease liabilities	5,988	6,433
Other current liabilities	67,962	48,288
Liabilities to be disposed of	—	85,671
Total current liabilities	136,932	197,948
Long-term debt	107,667	109,140
Operating lease liabilities, non-current	13,524	14,664
Other non-current liabilities	14,176	13,485
Total liabilities	272,299	335,237
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 109,024 and 111,186 shares issued and outstanding at July 3, 2026 and December 31, 2025, respectively	109	111
Additional paid-in capital	2,483,251	2,466,177
Accumulated deficit	(2,114,668)	(2,076,406)
Accumulated other comprehensive loss	(8,346)	(6,636)
Total stockholders’ equity	360,346	383,246
Total liabilities and stockholders’ equity	$632,645	$718,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Revenue:
Appliance and integration	$117,016	$72,601	$220,775	$144,126
SaaS and service	16,446	14,317	34,382	27,670
Total net revenue	133,462	86,918	255,157	171,796
Cost of revenue:
Appliance and integration	56,413	41,652	107,271	74,086
SaaS and service	7,161	5,480	14,383	11,444
Total cost of revenue	63,574	47,132	121,654	85,530
Total gross profit	69,888	39,786	133,503	86,266
Operating expenses:
Research and development	21,199	17,992	42,080	37,656
Selling, general and administrative	24,630	20,483	46,915	40,263
Asset impairment and related charges	428	1,637	428	1,637
Restructuring and related charges	—	428	—	428
Total operating expenses	46,257	40,540	89,423	79,984
Income from operations	23,631	(754)	44,080	6,282
Interest expense, net	(1,082)	(1,090)	(2,161)	(2,401)
Other expense, net	(579)	(1,192)	(621)	(1,813)
Income before income taxes	21,970	(3,036)	41,298	2,068
Provision for income taxes	4,919	(2,179)	14,599	556
Income (loss) from continuing operations, net of tax	17,051	(857)	26,699	1,512
Income (loss) from discontinued operations, net of tax	(19,375)	3,728	(21,714)	7,299
Net income (loss)	$(2,324)	$2,871	$4,985	$8,811

Net income (loss) per share:
Basic:
Continuing operations	$0.16	$(0.01)	$0.24	$0.01
Discontinued operations	(0.18)	0.04	(0.19)	0.07
Basic net income (loss) per share	$(0.02)	$0.03	$0.05	$0.08

Diluted:
Continuing operations	$0.16	$(0.01)	$0.24	$0.01
Discontinued operations	(0.18)	0.04	(0.19)	0.07
Diluted net income (loss) per share	$(0.02)	$0.03	$0.05	$0.08

Weighted average common shares:
Basic	108,654	113,392	109,186	114,855
Diluted	109,682	113,392	110,176	115,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net income (loss)	$(2,324)	$2,871	$4,985	$8,811
Foreign currency translation adjustments	202	4,845	(1,414)	6,664
Other comprehensive income (loss) before tax	202	4,845	(1,414)	6,664
Provision for (benefit from) income taxes	240	(314)	296	(469)
Other comprehensive income (loss), net of tax	(38)	5,159	(1,710)	7,133
Total comprehensive income (loss)	$(2,362)	$8,030	$3,275	$15,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended July 3, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at April 3, 2026	108,478	$108	$2,475,698	$(2,112,344)	$(8,308)	$355,154
Net loss	—	—	—	(2,324)	—	(2,324)
Other comprehensive loss, net of tax	—	—	—	—	(38)	(38)
Issuance of common stock under award and purchase plans, net	546	1	(643)	—	—	(642)
Stock-based compensation	—	—	8,196	—	—	8,196
Balance at July 3, 2026	109,024	$109	$2,483,251	$(2,114,668)	$(8,346)	$360,346

	Three Months Ended June 27, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 28, 2025	114,679	$115	$2,442,010	$(1,983,872)	$(12,123)	$446,130
Net income	—	—	—	2,871	—	2,871
Other comprehensive income, net of tax	—	—	—	—	5,159	5,159
Issuance of common stock under award and purchase plans, net	318	—	(655)	—	—	(655)
Repurchase of common stock	(1,608)	(2)	—	(14,021)	—	(14,023)
Excise tax on share repurchases	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	7,091	—	—	7,091
Balance at June 27, 2025	113,389	$113	$2,448,446	$(1,995,193)	$(6,964)	$446,402

	Six Months Ended July 3, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	111,186	$111	$2,466,177	$(2,076,406)	$(6,636)	$383,246
Net income	—	—	—	4,985	—	4,985
Other comprehensive loss, net of tax	—	—	—	—	(1,710)	(1,710)
Issuance of common stock under award and purchase plans, net	2,058	2	(1,493)	—	—	(1,491)
Repurchase of common stock	(4,220)	(4)	—	(42,946)	—	(42,950)
Excise tax on share repurchases	—	—	—	(301)	—	(301)
Stock-based compensation	—	—	18,567	—	—	18,567
Balance at July 3, 2026	109,024	$109	$2,483,251	$(2,114,668)	$(8,346)	$360,346

	Six Months Ended June 27, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	116,735	$117	$2,432,733	$(1,953,495)	$(14,097)	$465,258
Net income	—	—	—	8,811	—	8,811
Other comprehensive income, net of tax	—	—	—	—	7,133	7,133
Issuance of common stock under award and purchase plans, net	1,743	1	(151)	—	—	(150)
Repurchase of common stock	(5,089)	(5)	—	(50,097)	—	(50,102)
Excise tax on share repurchases	—	—	—	(412)	—	(412)
Stock-based compensation	—	—	15,864	—	—	15,864
Balance at June 27, 2025	113,389	$113	$2,448,446	$(1,995,193)	$(6,964)	$446,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	July 3, 2026	June 27, 2025
Cash flows from Continuing and Discontinued Operations
Cash flows from operating activities:
Net income	$4,985	$8,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,193	5,392
Asset impairment and related charges	428	1,637
Stock-based compensation	21,467	16,162
Foreign currency remeasurement	(88)	596
Deferred income taxes, net	2,917	(2,718)
Loss on divestiture	6,251	—
Provision for excess and obsolete inventories	1,441	1,988
Other	18	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,152)	58,067
Inventories	(23,567)	(6,607)
Prepaid expenses and other assets	(4,334)	(492)
Accounts payable	16,729	3,030
Deferred revenues	(5,979)	2,202
Other liabilities	8,951	(16,151)
Net cash provided by operating activities	26,260	71,908
Cash flows from investing activities:
Proceeds from divestiture, net of cash retained and transaction costs (1)	131,963	—
Purchases of property and equipment	(3,005)	(5,672)
Net cash provided by (used in) investing activities	128,958	(5,672)
Cash flows from financing activities:
Proceeds from long-term debt	170,000	40,000
Repayment of long-term debt and other borrowings	(171,519)	(42,466)
Repurchase of common stock	(42,950)	(50,102)
Proceeds from other borrowings	—	3,835
Proceeds from common stock issued to employees	4,534	3,056
Taxes paid related to net share settlement of equity awards	(6,025)	(3,206)
Net cash used in financing activities	(45,960)	(48,883)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,479)	5,132
Net increase in cash and cash equivalents and restricted cash	107,779	22,485
Cash and cash equivalents and restricted cash at beginning of period (2)	124,461	101,789
Cash and cash equivalents and restricted cash at end of period	$232,240	$124,274

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$231,862	$123,918
Restricted cash included in other current assets	378	356
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$232,240	$124,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

1 Net proceeds from divestiture includes transaction costs of $3.8 million and cash retained in the business sold of $2.1 million.

2 Restricted cash included in other current assets was $356,000 and $332,000 as of December 31, 2025 and 2024 respectively.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	July 3, 2026	June 27, 2025
Supplemental cash flow disclosure:
Income tax payments, net	$4,914	$13,764
Interest payments, net	$2,162	$2,715
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	$591	$1,141

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

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2025 Form 10-K. There have been no significant changes to these policies during the six months ended July 3, 2026.

As previously reported, on December 8, 2025, the Company entered into a Put Option Agreement to sell its Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”) for a purchase price of $145 million in cash. On March 20, 2026, the Buyer and the Company executed the Asset Purchase Agreement (the "APA"). On June 16, 2026, the Company completed the sale of its Video business to the Buyer pursuant to the APA. Proceeds from the sale were $137.9 million paid at closing, subject to final adjustments under the terms of the APA. Following the disposition, Harmonic operates as a pure-play broadband company with a single reportable segment: Broadband.

The results of the Video business are presented as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. The assets and liabilities of the Video business have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheet for all prior periods presented.

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

NOTE 3: DISCONTINUED OPERATIONS

As previously reported, on December 8, 2025, the Company entered into a Put Option Agreement to divest its Video business to Leone Media Inc. for $145 million, subject to working capital and other adjustments. On June 16, 2026, the Company completed the sale of its Video business with proceeds of $137.9 million, subject to final adjustments under the terms of the APA. The following table summarizes the carrying values of the assets and liabilities classified as held-for-sale in our consolidated balance sheets:

(in thousands)	July 3, 2026	December 31, 2025
Assets
Accounts receivable, net	$—	$38,895
Inventories	—	23,890
Prepaids and other current assets	—	13,207
Property and equipment, net	—	1,296
Goodwill	—	123,479
Deferred income taxes, net	—	8,742
Other non-current assets	—	14,452
Assets held for sale	$—	$223,961

Liabilities
Current portion of other borrowings	$—	$5,605
Accounts payable	—	8,004
Deferred revenue	—	26,577
Other current liabilities	—	22,936
Other long-term borrowings	—	8,076
Other non-current liabilities	—	14,473
Liabilities to be disposed of	$—	$85,671

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of December 31, 2025, we determined that the fair value of the Video business, including costs to sell, was lower than its carrying value and we recorded goodwill impairment charge of $57.5 million. On June 16, 2026, the effective date of the sale, we recorded an additional loss on disposal of $6.3 million.

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Video business that will be eliminated from continuing operations. The following table presents key components of "Income (loss) from discontinued operations, net of tax" for all periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Revenue	$39,493	$51,109	$89,564	$99,366
Cost of revenue	12,643	17,102	28,244	33,265
Total gross profit	26,850	34,007	61,320	66,101
Operating expenses:
Research and development	10,124	11,450	24,341	23,135
Selling, general and administrative	21,952	17,711	44,915	35,029
Restructuring and related charges	—	222	—	222
Total operating expenses	32,076	29,383	69,256	58,386
Income (loss) from discontinued operations	(5,226)	4,624	(7,936)	7,715
Interest expense, net	(163)	(163)	(261)	(326)
Other income, net	—	1,551	—	2,000
Loss on sale of discontinued operations	(6,251)	—	(6,251)	—
Income (loss) from discontinued operations before income taxes	(11,640)	6,012	(14,448)	9,389
Provision for income taxes	7,735	2,284	7,266	2,090
Income (loss) from discontinued operations, net of tax	$(19,375)	$3,728	$(21,714)	$7,299

The Company will continue to be involved with the Buyer pursuant to a transition services agreement, through which the Company and the Buyer will continue to provide certain services (mainly IT support and facilities) to each other over a period of up to 12 months following the date of sale. Certain services may be extended for up to an additional three months upon mutual agreement. During the second quarter of 2026, transition services agreement income, net was $0.4 million.

In accordance with ASC 205-20, cash flows from discontinued operations are not separately presented on the face of the consolidated statement of cash flows. The following table presents the significant operating and investing cash flow items related to the Video business:

	Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025
Operating activities:
Stock-based compensation	$8,619	$5,490
Depreciation	—	520
Investing activities:
Purchase of property and equipment	$172	$468

NOTE 4: CONTRACT ASSETS AND DEFERRED REVENUE

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).

Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	July 3, 2026	December 31, 2025
Contract assets	$1,742	$1,959
Deferred revenue	$22,664	$33,006

Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.

Revenue recognized during the three months ended July 3, 2026 and June 27, 2025 that was included within the deferred revenue balance at January 1, 2026 and January 1, 2025, was $6.1 million and $6.3 million, respectively. Revenue recognized during the six months ended July 3, 2026 and June 27, 2025 that was included within the deferred revenue balance at January 1, 2026 and January 1, 2025, was $22.6 million and $11.6 million, respectively.

Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of July 3, 2026 was $587.6 million, 73% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.

Refer to Note 11, “Segment Information” for disaggregated revenue information.

NOTE 5: LEASES

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Operating lease cost	$1,441	$1,778	$3,077	$3,444
Variable lease cost	359	296	721	553
Total lease cost	$1,800	$2,074	$3,798	$3,997

Supplemental cash flow information related to leases are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Cash paid for operating lease liabilities	$1,666	$1,460	$3,334	$2,983
Right-of-use assets obtained in exchange for operating lease obligations	$1,705	$—	$1,705	$1,388

During the second quarter of fiscal year 2026, the Company recorded additional lease-related impairment and other charges of $0.4 million. The charges consisted of $0.1 million in right-of-use asset impairments and $0.3 million related to the fair value of other unrecoverable facility costs. These adjustments were driven by changes in underlying assumptions, including updated estimates of space utilization, sublease recoverability, and expected cost obligations.

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet components:

Inventories:	As of
(in thousands)	July 3, 2026	December 31, 2025
Finished goods	$42,300	$32,430
Raw materials	18,626	8,452
Work-in-process	1,742	4,393
Service-related spares	3,805	2,565
Total	$66,473	$47,840

Prepaid expenses and other current assets:	As of
(in thousands)	July 3, 2026	December 31, 2025
Prepaid expenses	$11,320	$7,107
Contract assets	1,742	1,959
Other current assets (1)	15,886	3,464
Total	$28,948	$12,530

(1) Balances as of July 3, 2026 and December 31, 2025 each included restricted cash of $0.4 million. Balance as of July 3, 2026 also includes a $5.5 million receivable due from MediaKind for broadband customer payments collected by the Buyer on the Company's behalf under the transition services agreement and $6.0 million of recoverable value-added tax.

Property and equipment, net:	As of
(in thousands)	July 3, 2026	December 31, 2025
Machinery and equipment	$65,420	$76,971
Capitalized software	26,466	27,163
Leasehold improvements	24,790	25,336
Furniture and fixtures	2,385	2,569
Construction-in-progress	2,308	2,557
Property and equipment, gross	121,369	134,596
Less: accumulated depreciation and amortization	(97,891)	(108,948)
Total	$23,478	$25,648

Other current liabilities:	As of
(in thousands)	July 3, 2026	December 31, 2025
Accrued employee compensation and related expenses	$14,335	$13,560
Income tax payable	7,621	367
Accrued customer rebates	12,879	7,270
Accrued liabilities for excess and obsolete inventory	6,719	8,330
Other	26,408	18,761
Total	$67,962	$48,288

NOTE 7: DEBT

Revolving and Term Facilities

In December 2023, the Company entered into a five-year Credit Agreement (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent for the lenders. As amended in December 2024, the Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $160.0 million (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Revolving Facility and the Term Facility both mature on December 21, 2028. The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. The proceeds of the loans under the Term Facility were required to be used to repurchase, redeem, acquire or otherwise settle the 2024 Notes. In April 2024, the Company borrowed all $40.0 million under the Term Facility in connection with settling conversions of the 2024 Notes. The Credit Agreement also includes an uncommitted accordion feature whereby the Company may increase the Revolving Facility and/or establish one or more new term loan facilities by an aggregate amount not to exceed $100.0 million during the term of the Credit Agreement, subject to certain conditions, including lender consent. In December 2024, the Company amended the Credit Agreement, increasing the revolving credit commitments from an aggregate principal amount of up to $120.0 million to $160.0 million. As a result, the Company's capacity under the accordion was reduced from $100.0 million to $60.0 million.

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

The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of July 3, 2026, the Company was in compliance with the covenants under the Credit Agreement.

Repayment of the principal amount of the term loans began on December 31, 2024, in quarterly installments equal to 1.25% of the initial borrowing of $40.0 million, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of July 3, 2026, the Company had repaid $4.3 million of these installments, and $3.0 million was due in the following twelve months and was therefore classified as current portion of long-term debt on the condensed consolidated balance sheet. As of July 3, 2026, the Company had outstanding borrowings of $35.8 million under the Term Facility, $75.0 million under the Revolving Facility, $0.3 million of letters of credit issued, and $84.7 million of remaining capacity under the Revolving Facility. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.

For the three and six months ended July 3, 2026, the Company incurred interest expenses of $2.9 million and $4.3 million, respectively, on these borrowings.

NOTE 8: STOCKHOLDERS’ EQUITY

Share-based Compensation Plans

The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Cost of revenue	$808	$359	$1,073	$619
Research and development	761	831	1,828	2,019
Selling, general and administrative	5,715	4,466	9,947	8,035
Total	$7,284	$5,656	$12,848	$10,673

Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2025	4,135	$10.36
Granted	1,723	8.99
Vested	(2,056)	10.30
Forfeited	(340)	10.03
Balance at July 3, 2026	3,462	$9.75

The Company’s stock benefit plans include the 2002 Employee Stock Purchase Plan (as amended and restated, the “ESPP”) and, the 2025 Equity Incentive Plan. Refer to Note 9, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2025 Form 10-K for details pertaining to each plan.

On June 4, 2026, at the Company’s annual meeting, stockholders approved an amendment to the Company's 2025 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 3,000,000 shares.

As of July 3, 2026, an aggregate of 10,154,740 shares of common stock were reserved for issuance under the 2025 Equity Incentive Plan, of which 6,427,978 shares remained available for future grants.

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

There were no repurchases during the three months ended July 3, 2026.

During the six months ended July 3, 2026, the Company repurchased and retired approximately 4.2 million shares of the Company’s common stock for an aggregate amount of $43.0 million. As of July 3, 2026, approximately $78.0 million of share repurchase authorization remained available for repurchases under this program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the six months ended July 3, 2026 and June 27, 2025, the Company recorded excise taxes of $0.3 million and $0.4 million, respectively, as a component of accumulated deficit to account for the incremental cost of the shares repurchased.

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

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	July 3, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$34,064	$—	$—	$34,064	$25,322	$—	$—	$25,322

The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	July 3, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Long-term debt	$110,611	$—	$110,611	$—	$112,084	$—	$112,084	$—

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

The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Numerator:
Income (loss) from continuing operations	$17,051	$(857)	$26,699	$1,512
Income (loss) from discontinued operations	(19,375)	3,728	(21,714)	7,299
Net income (loss)	$(2,324)	$2,871	$4,985	$8,811
Denominator:
Weighted average number of shares outstanding:
Basic	108,654	113,392	109,186	114,855
Restricted stock units	980	—	960	394
Stock purchase rights under the ESPP	48	—	30	7
Diluted	109,682	113,392	110,176	115,256
Net income (loss) per share:
Basic:
Continuing operations	$0.16	$(0.01)	$0.24	$0.01
Discontinued operations	(0.18)	0.04	(0.19)	0.07
Basic net income (loss) per share	$(0.02)	$0.03	$0.05	$0.08

Diluted:
Continuing operations	$0.16	$(0.01)	$0.24	$0.01
Discontinued operations	(0.18)	0.04	(0.19)	0.07
Diluted net income (loss) per share	$(0.02)	$0.03	$0.05	$0.08

The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income per share, because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Restricted stock units	41	2,422	407	1,146
Stock purchase rights under the ESPP	170	351	85	175
Total	211	2,773	492	1,321

NOTE 11: SEGMENT INFORMATION

Historically, the Company managed its business through two reportable segments: Broadband and Video. Following the sale of the Video business, the Company’s continuing operations now consist of a single reportable segment: Broadband. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), now evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s consolidated results. Our CODM does not evaluate operating results using asset or liability information.

The following table is a reconciliation of the Company's measure of segment profit or loss, significant segment expenses and other segment items:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Total net revenue	$133,462	$86,918	$255,157	$171,796
Less significant expenses and other segment items:
Cost of revenue	62,766	46,774	120,581	84,912
Research and development expense	20,438	17,161	40,251	35,637
Selling, general and administrative	18,915	16,017	36,969	32,228
Segment operating income	31,343	6,966	57,356	19,019
Stock-based compensation	(7,284)	(5,655)	(12,848)	(10,672)
Restructuring and related charges	—	(428)	—	(428)
Asset impairment and related charges	(428)	(1,637)	(428)	(1,637)
Segment income (loss) from operations	23,631	(754)	44,080	6,282
Non-operating expense, net	(1,661)	(2,282)	(2,782)	(4,214)
Income (loss) from continuing operations before income taxes	$21,970	$(3,036)	$41,298	$2,068

Together with stock-based compensation, the Company does not allocate restructuring and related charges, asset impairment charges and other non-recurring expenses (none in either period presented) to the operating income of its reportable segment because management does not include this information in the measurement of the performance of the operating segment.

Disaggregation of Revenues

The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Product sales	$104,092	$70,128	$195,717	$141,478
Professional services	12,924	2,473	25,058	2,648
Total Appliance and integration	117,016	72,601	220,775	144,126
Total SaaS and service	16,446	14,317	34,382	27,670
Total revenue	$133,462	$86,918	$255,157	$171,796

The following table provides a summary of total revenues by geographic region:

Net revenue:	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
United States (1)	$113,364	$70,016	$210,579	$132,206
Other countries (1)	20,098	16,902	44,578	39,590
Total	$133,462	$86,918	$255,157	$171,796

Americas	$120,603	$80,283	$227,033	$155,306
EMEA	8,421	5,776	18,880	14,396
APAC	4,438	859	9,244	2,094
Total	$133,462	$86,918	$255,157	$171,796

(1) Revenue is attributed to countries based on the location of the customer.

Customer Concentration

Net revenue:	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Top 2 customers (2)	$84,053	$52,611	$155,154	$109,114
Rest-of-Market	49,409	34,307	100,003	62,682
Total	$133,462	$86,918	$255,157	$171,796

(2) Based on largest subscriber footprint.

During the three months ended July 3, 2026, two of our customers accounted for approximately 45% and 18%, respectively, of our net revenue, compared to one customer accounted for approximately 54% of our net revenue during the three months ended June 27, 2025.

During the six months ended July 3, 2026, two of our customers accounted for approximately 41% and 20%, respectively, of our net revenue, compared to two customers accounted for approximately 51% and 13%, respectively, of our net revenue during the six months ended June 27, 2025.

No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three and six months ended July 3, 2026 and June 27, 2025, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Bank Guarantees and Standby Letters of Credit

As of July 3, 2026 and December 31, 2025, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $0.3 million and $3.0 million, respectively, consisting of building leases and performance bonds issued to customers.

Purchase Commitments

As of July 3, 2026, the Company had approximately $85.1 million of commitments to purchase goods and services.

Indemnification

The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). In addition, the Company and the Buyer of the Video business have agreed to indemnify each other for certain losses arising under the APA. There have been no amounts accrued in respect of the indemnification provisions through July 3, 2026.

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

NOTE 13: SUBSEQUENT EVENT

Subsequent to July 3, 2026, on July 7, 2026, the Company used cash on hand to repay the $75.0 million outstanding borrowings under the Revolving Facility. As of July 8, 2026, $35.8 million in borrowings under the Term Facility remained outstanding, and the Company had $159.7 million available to borrow under the Revolving Facility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The terms “Harmonic,” “Company,” “we,” “us,” and “our,” as used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Acts of 1933, as amended (the “Securities Acts”), and Section-21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•
developing trends and demands in the markets we address, particularly emerging markets;
•
macroeconomic conditions, including inflation, changes in interest rates, volatility and uncertainty in the banking and financial services sector, supply chain disruptions and pricing volatility, tariffs, government shutdowns, and volatile capital markets and foreign currency fluctuations, particularly in certain geographies;
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
•
expectations regarding the intended benefits of the disposition of our Video business; and
•
other risks and uncertainties discussed in "Part II- Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.

These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

We conduct business in three geographic regions—the Americas, Europe, the Middle East, and Africa and Asia-Pacific. We sell broadband solutions and related services, including our cOS™ software-based broadband solutions, to broadband operators globally.

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

As previously reported, on December 8, 2025, we entered into a Put Option Agreement to sell our Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”) for a purchase price of $145 million in cash. On March 20, 2026, we executed the APA to complete the transaction. On June 16, 2026, we completed the sale of our Video business to the Buyer pursuant to the APA. Proceeds from the sale were $137.9 million paid at closing, subject to final adjustment under the terms of the APA. The results of the Video business are presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. The assets and liabilities of the Video business have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheet for all prior periods presented.

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

Our critical accounting estimates are disclosed in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 24, 2026. There have been no significant changes to these estimates during the six months ended July 3, 2026.

ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the condensed consolidated financial statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
Appliance and integration	$117,016	$72,601	$44,415	61%	$220,775	$144,126	$76,649	53%
as % of total net revenue	88%	84%			87%	84%
SaaS and service	16,446	14,317	2,129	15%	34,382	27,670	6,712	24%
as % of total net revenue	12%	16%			13%	16%
Total net revenue	$133,462	$86,918	$46,544	54%	$255,157	$171,796	$83,361	49%

Appliance and integration net revenue increased by $44.4 million for the three months ended July 3, 2026, compared to the corresponding period in 2025, primarily driven by a $40.3 million increase from customers ramping up due to new deployments in the Americas.

Appliance and integration net revenue increased by $76.6 million for the six months ended July 3, 2026, compared to the corresponding period in 2025, primarily driven by a $71.7 million increase from customers ramping up due to new deployments in the Americas, including a $10.3 million increase in outside plant services.

SaaS and service net revenue increased by $2.1 million and $6.7 million for the three- and six-month periods ended July 3, 2026, respectively, compared to the same periods in 2025, primarily due to increased support services in the current periods.

Gross Profit

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
Gross profit	$69,888	$39,786	$30,102	76%	$133,503	$86,266	$47,237	55%
as % of total net revenue (“gross margin”)	52.4%	45.8%			52.3%	50.2%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.

Our gross margin improved by 660 basis points and 210 basis points in the three- and six-months periods ended July 3, 2026, respectively, compared to the corresponding periods in 2025, primarily due to a favorable product mix associated with a higher percentage of new deployments in North America.

Research and Development Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
Research and development	$21,199	$17,992	$3,207	18%	$42,080	$37,656	$4,424	12%
as % of total net revenue	16%	21%			16%	22%

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

Research and development expenses increased by $3.2 million, and $4.4 million, for the three- and six-month periods ended July 3, 2026, respectively, compared to the corresponding period in 2025, mainly due to higher incentive compensation and increased investment to support business growth.

As discussed previously, the results of the Video business have been classified as discontinued operations for all periods presented. Certain indirect corporate costs, such as IT and facility costs, previously allocated to the Video reporting segment, do not qualify for discontinued operations accounting classification and are now reported within continuing operations. These stranded costs, which are included in research and development expenses, were $0.2 million and $0.3 million for the three months ended July 3, 2026, and the corresponding period in 2025, respectively. The stranded costs were $0.6 million and $1.1 million for the six months ended July 3, 2026 and the corresponding period in 2025, respectively.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
Selling, general and administrative	$24,630	$20,483	$4,147	20%	$46,915	$40,263	$6,652	17%
as % of total net revenue	18%	24%			18%	23%

Selling, general and administrative expenses increased by $4.1 million, and $6.7 million, for the three- and six-month periods ended July 3, 2026, respectively, compared to the corresponding periods in 2025, primarily due to higher incentive compensation and increased investment to support business growth.

As discussed above, the stranded costs resulting from the disposition of the Video business included in selling, general and administrative expense were $1.9 million and $3.5 million for the three- and six-month periods ended July 3, 2026, respectively. The stranded costs were $1.1 million and $1.9 million for the corresponding periods in 2025.

Asset Impairment and Related Charges

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
Asset impairment and related charges	$428	$1,637	$(1,209)	(74)%	$428	$1,637	$(1,209)	(74)%

During the second quarter of fiscal year 2026, the Company recorded additional lease-related impairment and other charges of $0.4 million. The charges consisted of $0.1 million in right-of-use asset impairments and $0.3 million related to the fair value of other unrecoverable facility costs. These adjustments were driven by changes in underlying assumptions, including updated estimates of space utilization, sublease recoverability, and expected cost obligations.

During the second quarter of fiscal year 2025, the Company recorded additional lease-related impairment and other charges of $1.6 million, which consisted of $0.4 million in right-of-use asset impairments, $0.3 million in leasehold improvement asset impairments, and $0.9 million related to the fair value of other unrecoverable facility costs.

Interest Expense, Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
Interest expense, net	$(1,082)	$(1,090)	$8	(1)%	$(2,161)	$(2,401)	$240	(10)%

Interest expense decreased slightly in the three and six month periods ended July 3, 2026, compared to the corresponding periods in 2025, primarily due to a lower outstanding principal balance resulting from the repayment and reborrowing activities under the Revolving Facility during the current periods.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
Other expense, net	$(579)	$(1,192)	$613	(51)%	$(621)	$(1,813)	$1,192	(66)%

The changes in other income (expense), net, in the three and six months ended July 3, 2026 compared to the corresponding periods in 2025, was primarily due to fluctuations in the foreign currency exchange rate against the U.S. dollar.

Income Taxes

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
Provision for income taxes	$4,919	$(2,179)	$7,098	*	$14,599	$556	$14,043	*

*not meaningful

The provision for income taxes increased during the three months ended July 3, 2026, compared to the corresponding period in 2025, primarily due to pretax income in the current period, compared to the pretax loss in the prior period.

The provision for income taxes increased during the six months ended July 3, 2026, compared to the corresponding period in 2025, primarily due to higher pretax income and $4.6 million of withholding taxes on the distribution from a foreign subsidiary in the current period.

Liquidity and Capital Resources

We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new debt and equity financing. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following July 3, 2026, and over the longer-term.

In addition, on June 16, 2026, we completed the previously announced sale of our Video business. Proceeds from the sale, received at closing, were $137.9 million, subject to final adjustments under the terms of the purchase agreement. We plan to use the proceeds from the sale to support strategic growth initiatives and to further fund our share repurchase program.

Material Cash Requirements

Our principal uses of cash include repayments of debt and related interest, purchases of inventory, stock repurchases, payments for payroll, restructuring expenses, and other operating expenses related to the development and marketing of our products, purchases of property and equipment, facility leases, and other contractual obligations for the foreseeable future.

As of July 3, 2026, we had an outstanding principal amount equal to $110.8 million under our Credit Agreement, consisting of $75.0 million under our Revolving Facility and $35.8 million under our Term Facility, of which $3.0 million is scheduled to become due in the 12-month period following July 3, 2026. On July 7, we used cash on hand to repay in full the $75.0 million balance outstanding under our Revolving Facility. Refer to Note 13 on the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. As of July 3, 2026, our total minimum lease payments are $22.0 million, of which $6.5 million is due within 12 months of July 3, 2026.

In February 2025, the Board of Directors authorized us to repurchase, from time to time, up to $200 million of our outstanding shares of common stock through February 2028 (the “Share Repurchase Authorization”), at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of July 3, 2026, approximately $78.0 million of the Share Repurchase Authorization remained available for repurchases under this program.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.

As of July 3, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $231.9 million, net accounts receivable of $89.9 million, and $84.7 million remaining available under the Revolving Facility of our Credit Agreement.

Our cash and cash equivalents of $231.9 million as of July 3, 2026 consisted of bank deposits held throughout the world and money market funds, of which $49.7 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds. As discussed above, we plan to use the proceeds from the sale of the Video business to support strategic growth initiatives and to further fund our share repurchase program. We do not expect the disposition of the Video business to have a material impact on our ongoing liquidity and capital resources.

Summary of Cash Flows

The table below sets forth selected cash flow data:

	Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025
Net cash provided by (used in):
Operating activities	$26,260	$71,908
Investing activities	128,958	(5,672)
Financing activities	(45,960)	(48,883)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(1,479)	5,132
Net increase in cash and cash equivalents	$107,779	$22,485

Operating Activities

Net cash provided by operating activities decreased by $45.6 million during the first six months of fiscal 2026, compared to the corresponding period in fiscal 2025, primarily due to an elevated amount of collections in the prior period associated with strong revenue performance in the last quarter of fiscal 2024.

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

Investing Activities

Net cash provided by investing activities increased by $134.6 million during the first six months of fiscal 2026, compared to the corresponding period in 2025, primarily due to cash proceeds received for the sale of the Video business in the current period.

Financing Activities

Net cash used in financing activities decreased by $2.9 million during the first six months of fiscal 2026, compared to the corresponding period in fiscal 2025, primarily due to $7.2 million of lower stock repurchases in the current period, partially offset by a $3.8 million in proceeds from other loans in the prior period.

Discontinued Operations

As previously noted, we classified the results of our Video business as discontinued operations in the consolidated statements of operations for all periods presented. The related assets and liabilities associated with the Video business were classified as held for sale in the consolidated balance sheets for the prior period presented.

Net sales from discontinued operations were $39.5 million and $89.6 million for the three and six months ended July 3, 2026, respectively, compared to $51.1 million and $99.3 million for the prior year periods. The decreases in net sales during the current periods were primarily due to a shorter reporting period, as the sale of the Video business was completed on June 16, 2026, compared to a full quarter in 2025. The losses from discontinued operations, net of tax, for the three and six months ended July 3, 2026, respectively, was primarily attributable to the loss on disposal of the business, advisory fees and employee compensation costs related to the disposition of our Video business incurred in the current periods.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, they concluded that there has been no change in our internal control over financial reporting during the quarter ended July 3, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Sale of our Video Business

If we are unsuccessful in executing our business plan and necessary transition activities following the sale of our Video business, our business and results of operations may be adversely affected and our ability to invest and grow our business could be limited.

On June 16, 2026, we completed the sale of our Video business to Leone Media Inc. (the "Disposition"). We face risks related to the Disposition, including the diversion of management’s attention related to our continuing obligations under the transition services agreement, disruption of our relationships with third parties and employees, and restrictions on our business activities and potential litigation related to the Disposition. If these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

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

The Video business generated approximately 37% of our aggregate revenue for fiscal year 2025. Following the completion of the Disposition on June 16, 2026, all of our revenue will be derived from our Broadband business. Accordingly, our future financial results may differ from our previous results since our future financial results will be dependent solely on our Broadband business. Any downturn in our Broadband business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.

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

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ spending in those geographies and, as a result, our business. During challenging economic times in such geographies, such as those caused by the Middle East and Russia-Ukraine conflicts in each respective geography, inflation, currency devaluation, and bank insolvencies and related uncertainty and volatility in the financial services sector and in tight credit markets, many customers have delayed and reduced and may continue to delay or reduce capital expenditures. This has resulted and could continue to result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the three and six months ended July 3, 2026 accounted for approximately 89% and 87%, respectively, of our net revenue compared to 88% and 86% for the corresponding periods in 2025. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding domestically and internationally, we expect to see continuing industry consolidation activity and customer concentration.

During the three months ended July 3, 2026, two of our customers accounted for approximately 45% and 18%, respectively, of our net revenue, compared to one customer accounted for approximately 54% of our net revenue during the three months ended June 27, 2025. During the six months ended July 3, 2026, two of our customers accounted for approximately 41% and 20%, respectively, of our net revenue, compared to two customers accounted for approximately 51% and 13%, respectively, of our net revenue during the six months ended June 27, 2025. Further consolidation among cable operators and telecommunication companies could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If our significant customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely affected.

In addition, in most quarters, we are involved in one or more relatively large individual transactions. A decrease in the number of the relatively large individual transactions in which we are involved in any quarter could materially and adversely affect the operating results for that quarter for the applicable business unit or the Company as a whole.

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

In addition, some of our larger competitors may have more long-standing and established relationships with certain domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in such markets and may be better able to navigate periods of market uncertainty, such as the uncertainty caused by the Middle East and the Russia-Ukraine conflicts and related risks of escalation or broader regional conflicts, bank insolvency and related uncertainty and volatility in the financial services sector and inflation. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

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
•
continued strong consumer demand for bandwidth-intensive video-on-demand and streaming video services, interactive cloud applications and bandwidth usage drive by artificial intelligence (“AI”);
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

As of July 3, 2026, we maintained facilities in Israel with a total of 195 employees, or approximately 36% of our worldwide workforce. Our Chief Executive Officer is also based in Israel. Our employees in Israel engage in a number of activities including research and development, product development, product management, supply chain management for certain product lines and sales activities.

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

We outsource a portion of our research and development and product support activities to our third-party partner, GlobalLogic, a Hitachi group company. Through GlobalLogic, we have a significant number of engineering resources located in Kyiv, Ukraine. Political, social and economic instability and unrest or violence in Ukraine from the ongoing military conflict with the Russian Federation have caused, and may continue to cause, disruptions to the business and operations of GlobalLogic, which could slow or delay the development work our outsourced engineering teams are undertaking for us. From the outset of the Russian invasion of Ukraine, our employees have been restricted from traveling to Ukraine and have directed and coordinated our outsourced engineering teams remotely. While we have not yet experienced any significant disruptions to our development work in Ukraine, any further escalation of military activity, political tensions, instability, unrest or conflict could disrupt or prevent the work of our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine, and/or cause GlobalLogic to relocate personnel to other locations or countries pursuant to its business continuity plans. Any resulting delays could negatively impact our product development efforts, operating results and our business. In addition, increased costs associated with managing or relocating our outsourced engineering teams in Ukraine, or engaging with alternative engineering resources outside of Ukraine, could negatively impact our operating results and financial condition.

We may not be able to effectively manage our operations.

As of July 3, 2026, we had 364 employees in our international operations, representing approximately 66% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

Cyber criminals and hackers may attempt to penetrate our network security, or the network security of third parties we work with, including our third-party vendors, service providers, manufacturers, solution providers, partners and consultants, misappropriate our proprietary information or cause business interruptions, or access or misappropriate other sensitive data. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In the past, we and relevant third parties have faced compromises to our network security, though no prior incidents we have identified to date have materially affected our business, results of operations or financial condition. Companies are facing additional attacks as workforces have become more distributed as a result of remote and hybrid working arrangements, and rapid advances in AI-enabled cybersecurity breaching capabilities may increase the likelihood and frequency of our being impacted by security breaches or incidents and the severity of those impacts. Additionally, geopolitical events such as the Iran war, the Middle East and Russia-Ukraine conflicts and heightened tension between Israel and Iran may increase the cybersecurity risks we and the third parties we work with face. Our business operations utilize and rely upon numerous third-party vendors, service providers, manufacturers, solution providers, partners and consultants, and any failure of such third parties’ cybersecurity measures could materially and adversely affect or disrupt our business.

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

We are monitoring and managing our cash position in light of ongoing market conditions due to general economic and market conditions, volatility and uncertainty in the banking and financial services sector, overall fluctuations in U.S. equity markets, the Middle East and Russia-Ukraine conflicts, and related macroeconomic conditions. We believe that our existing cash of approximately $231.9 million as of July 3, 2026 will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. As amended in December 2024, the Credit Agreement provides for a $160.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such 2024 Notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. As of July 3, 2026, we had $84.7 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.

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

A breach of any of these covenants could result in an event of default under the Credit Agreement. As of July 3, 2026, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.

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

As of July 3, 2026, we had approximately $61.1 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

United States generally accepted accounting principles (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. Changes to accounting standards or interpretations thereof may result in different accounting principles under U.S. GAAP that have a significant effect on our reported financial results and require us to incur costs and expenses in order to comply with the updated standards or interpretations.

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

As of July 3, 2026, we held 69 issued U.S. patents and 7 issued foreign patents, and had 39 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Revenue derived from customers outside of the United States represented approximately 17% and 23% of our revenue for the six months ended July 3, 2026, and June 27, 2025, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a portion of our revenue, and potentially increasing, percentage of our annual revenue for the foreseeable future. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company is authorized to repurchase, from time to time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of July 3, 2026, approximately $78.0 million of the share repurchase authorization remained available.

There were no repurchases during the three months ended July 3, 2026.

During the quarter ended July 3, 2026, we paid approximately $2.1 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 152,982 shares of common stock from employees in connection with such net share settlement at an average price of $13.65 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended July 3, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) include:

(i) Condensed Consolidated Balance Sheets at July 3, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2026 and June 27, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 3, 2026 and June 27, 2025 (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended July 3, 2026 and June 27, 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2026 and June 27, 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: August 17, 2026