Form 10-Q
period 2026-10-02
HARMONIC INC.
filed 2026-11-06
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 2, 2026

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 2, 2026 was 107,450,289.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	October 2, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$142,841	$124,105
Accounts receivable, net of allowances for credit losses of $413 and $227 as of October 2, 2026 and December 31, 2025, respectively	117,110	85,935
Inventories	94,825	47,840
Prepaid expenses and other current assets	24,856	12,530
Assets held for sale	—	223,961
Total current assets	379,632	494,371
Property and equipment, net	23,577	25,648
Operating lease right-of-use assets	11,596	13,687
Goodwill	64,587	60,900
Deferred income taxes, net	90,910	104,043
Other non-current assets	18,801	19,834
Total assets	$589,103	$718,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,944	$2,944
Accounts payable	56,435	23,093
Deferred revenue	20,435	31,519
Operating lease liabilities	5,563	6,433
Other current liabilities	70,781	48,288
Liabilities to be disposed of	—	85,671
Total current liabilities	156,158	197,948
Long-term debt	31,931	109,140
Operating lease liabilities, non-current	12,208	14,664
Other non-current liabilities	13,250	13,485
Total liabilities	213,547	335,237
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 108,965 and 111,186 shares issued and outstanding at October 2, 2026 and December 31, 2025, respectively	109	111
Additional paid-in capital	2,488,443	2,466,177
Accumulated deficit	(2,103,595)	(2,076,406)
Accumulated other comprehensive loss	(9,401)	(6,636)
Total stockholders’ equity	375,556	383,246
Total liabilities and stockholders’ equity	$589,103	$718,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Revenue:
Appliance and integration	$137,187	$76,179	$357,962	$220,305
SaaS and service	11,651	14,313	46,033	41,983
Total net revenue	148,838	90,492	403,995	262,288
Cost of revenue:
Appliance and integration	67,726	42,253	174,997	116,339
SaaS and service	3,993	5,940	18,376	17,384
Total cost of revenue	71,719	48,193	193,373	133,723
Total gross profit	77,119	42,299	210,622	128,565
Operating expenses:
Research and development	23,558	18,701	65,638	56,357
Selling, general and administrative	27,300	18,681	74,215	58,944
Asset impairment and related charges	205	—	633	1,637
Restructuring and related charges	(103)	887	(103)	1,315
Total operating expenses	50,960	38,269	140,383	118,253
Income from operations	26,159	4,030	70,239	10,312
Interest income (expense), net	231	(1,001)	(1,930)	(3,402)
Other income (expense), net	(591)	440	(1,212)	(1,373)
Income before income taxes	25,799	3,469	67,097	5,537
Provision for income taxes	7,705	3,984	22,304	4,540
Income (loss) from continuing operations, net of tax	18,094	(515)	44,793	997
Income (loss) from discontinued operations, net of tax	(3,456)	3,209	(25,170)	10,508
Net income	$14,638	$2,694	$19,623	$11,505

Net income (loss) per share:
Basic:
Continuing operations	$0.17	$(0.00)	$0.41	$0.01
Discontinued operations	(0.04)	0.02	(0.23)	0.09
Basic net income per share	$0.13	$0.02	$0.18	$0.10

Diluted:
Continuing operations	$0.16	$(0.00)	$0.41	$0.01
Discontinued operations	(0.03)	0.02	(0.23)	0.09
Diluted net income per share	$0.13	$0.02	$0.18	$0.10

Weighted average common shares:
Basic	109,111	112,982	109,161	114,221
Diluted	110,259	112,982	110,433	114,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net income	$14,638	$2,694	$19,623	$11,505
Foreign currency translation adjustments	(943)	(189)	(2,357)	6,475
Other comprehensive income (loss) before tax	(943)	(189)	(2,357)	6,475
Provision for (benefit from) income taxes	112	18	408	(451)
Other comprehensive income (loss), net of tax	(1,055)	(207)	(2,765)	6,926
Total comprehensive income	$13,583	$2,487	$16,858	$18,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended October 2, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at July 3, 2026	109,024	$109	$2,483,251	$(2,114,668)	$(8,346)	$360,346
Net income	—	—	—	14,638	—	14,638
Other comprehensive loss, net of tax	—	—	—	—	(1,055)	(1,055)
Issuance of common stock under award and purchase plans, net	253	—	(715)	—	—	(715)
Repurchase of common stock	(312)	—	—	(3,631)	—	(3,631)
Excise tax on share repurchases	—	—	—	66	—	66
Stock-based compensation	—	—	5,907	—	—	5,907
Balance at October 2, 2026	108,965	$109	$2,488,443	$(2,103,595)	$(9,401)	$375,556

	Three Months Ended September 26, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 27, 2025	113,389	$113	$2,448,446	$(1,995,193)	$(6,964)	$446,402
Net income	—	—	—	2,694	—	2,694
Other comprehensive loss, net of tax	—	—	—	—	(207)	(207)
Issuance of common stock under award and purchase plans, net	591	1	2,336	—	—	2,337
Repurchase of common stock	(1,765)	(2)	—	(15,654)	—	(15,656)
Excise tax on share repurchases	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	7,503	—	—	7,503
Balance at September 26, 2025	112,215	$112	$2,458,285	$(2,008,215)	$(7,171)	$443,011

	Nine Months Ended October 2, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	111,186	$111	$2,466,177	$(2,076,406)	$(6,636)	$383,246
Net income	—	—	—	19,623	—	19,623
Other comprehensive loss, net of tax	—	—	—	—	(2,765)	(2,765)
Issuance of common stock under award and purchase plans, net	2,311	2	(2,208)	—	—	(2,206)
Repurchase of common stock	(4,532)	(4)	—	(46,578)	—	(46,582)
Excise tax on share repurchases	—	—	—	(234)	—	(234)
Stock-based compensation	—	—	24,474	—	—	24,474
Balance at October 2, 2026	108,965	$109	$2,488,443	$(2,103,595)	$(9,401)	$375,556

	Nine Months Ended September 26, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	116,735	$117	$2,432,733	$(1,953,495)	$(14,097)	$465,258
Net income	—	—	—	11,505	—	11,505
Other comprehensive income, net of tax	—	—	—	—	6,926	6,926
Issuance of common stock under award and purchase plans, net	2,334	2	2,186	—	—	2,188
Repurchase of common stock	(6,854)	(7)	—	(65,750)	—	(65,757)
Excise tax on share repurchases	—	—	—	(475)	—	(475)
Stock-based compensation	—	—	23,366	—	—	23,366
Balance at September 26, 2025	112,215	$112	$2,458,285	$(2,008,215)	$(7,171)	$443,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash flows from Continuing and Discontinued Operations
Cash flows from operating activities:
Net income	$19,623	$11,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,315	8,215
Asset impairment and related charges	633	1,637
Stock-based compensation	27,524	23,486
Foreign currency remeasurement	(88)	446
Deferred income taxes, net	21,875	(3,120)
Loss on divestiture	6,566	—
Provision for excess and obsolete inventories	1,429	2,789
Other	95	61
Changes in operating assets and liabilities:
Accounts receivable, net	(35,481)	74,121
Inventories	(51,525)	(3,944)
Prepaid expenses and other assets	(11,021)	10,359
Accounts payable	34,264	(13,785)
Deferred revenues	(4,252)	1,173
Other liabilities	5,992	(17,265)
Net cash provided by operating activities	23,949	95,678
Cash flows from investing activities:
Net proceeds from divestiture, net of cash retained and transaction costs (1)	131,963	—
Acquisition of businesses, net of cash acquired	(1,809)	—
Purchases of property and equipment	(5,831)	(8,404)
Net cash provided by (used in) investing activities	124,323	(8,404)
Cash flows from financing activities:
Proceeds from long-term debt	170,000	95,000
Repayment of long-term debt and other borrowings	(248,644)	(101,897)
Repurchase of common stock	(46,582)	(65,757)
Proceeds from other borrowings	—	3,835
Proceeds from common stock issued to employees	4,534	5,983
Taxes paid related to net share settlement of equity awards	(6,740)	(3,795)
Net cash used in financing activities	(127,432)	(66,631)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,089)	5,283
Net increase in cash and cash equivalents and restricted cash	18,751	25,926
Cash and cash equivalents and restricted cash at beginning of period (2)	124,461	101,789
Cash and cash equivalents and restricted cash at end of period	$143,212	$127,715

Cash and cash equivalents and restricted cash at end of period
Cash and cash equivalents	$142,841	$127,376
Restricted cash included in other current assets	371	339
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$143,212	$127,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

1 Net proceeds from divestiture include transaction costs of $3.8 million and cash retained in the business sold of $2.1 million.

2 Restricted cash included in other current assets was $0.4 million and $0.3 million as of December 31, 2025 and 2024, respectively.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	October 2, 2026	September 26, 2025
Supplemental cash flow disclosure:
Income tax payments, net	$5,532	$14,496
Interest payments, net	1,999	2,897
Supplemental schedule of non-cash investing activities:
Capital expenditures incurred but not yet paid	934	968
Acquisition holdback consideration not yet paid	$1,631	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair statement of the Company's financial information. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) as filed with the SEC on February 24, 2026. Operating results for interim periods are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2026. All intercompany balances and transactions have been eliminated in consolidation. Continuing operations consist of the Broadband business.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2025 Form 10-K. There have been no significant changes to these policies during the nine months ended October 2, 2026.

As previously reported, on December 8, 2025, the Company entered into a Put Option Agreement to sell its Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”) for a purchase price of $145 million in cash. On March 20, 2026, the Buyer and the Company executed the Asset Purchase Agreement (the "APA"). On June 16, 2026, the Company completed the sale of its Video business to the Buyer pursuant to the APA. Proceeds from the sale were $137.9 million paid at closing, subject to final adjustments under the terms of the APA. Following the disposition, Harmonic operates as a pure-play broadband company with a single reportable segment: Broadband. The Company and the Buyer are in the process of finalizing the post-closing adjustments, which are currently expected to be completed in the first quarter of 2027.

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

Unless otherwise noted, all amounts and disclosures included in these Notes to unaudited condensed consolidated financial statements reflect only the Company's continuing operations. Refer to Note 3 for additional details on discontinued operations.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU eliminates accounting considerations for software project development stages and replaces them with the requirement to commence software capitalization when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted, and may be applied on a prospective, modified, or retrospective basis. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

NOTE 3: DISCONTINUED OPERATIONS

As previously reported, on December 8, 2025, the Company entered into a Put Option Agreement to divest its Video business to the Buyer for $145 million, subject to working capital and other adjustments. On June 16, 2026, the Company completed the sale of its Video business with proceeds of $137.9 million, subject to final adjustments under the terms of the APA. As of October 2, 2026, the Company and the Buyer are in the process of finalizing the post-closing adjustments, which are currently expected to be completed in the first quarter of 2027. The following table summarizes the carrying values of the assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets:

(in thousands)	October 2, 2026	December 31, 2025
Assets
Accounts receivable, net	$—	$38,895
Inventories	—	23,890
Prepaids and other current assets	—	13,207
Property and equipment, net	—	1,296
Goodwill	—	123,479
Deferred income taxes, net	—	8,742
Other non-current assets	—	14,452
Assets held for sale	$—	$223,961

Liabilities
Current portion of other borrowings	$—	$5,605
Accounts payable	—	8,004
Deferred revenue	—	26,577
Other current liabilities	—	22,936
Other long-term borrowings	—	8,076
Other non-current liabilities	—	14,473
Liabilities to be disposed of	$—	$85,671

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of December 31, 2025, the Company determined that the fair value of the Video business, including costs to sell, was lower than its carrying value and the Company recorded a goodwill impairment charge of $57.5 million. On June 16, 2026, the effective date of the sale, the Company recorded an additional loss on disposal of $6.3 million.

During the three months ended October 2, 2026, the Company recorded a $1.0 million increase to the loss on disposal, primarily related to updated estimates of post-closing purchase price adjustments under the APA. The final post-closing purchase price adjustments remain subject to agreement with the Buyer and is not expected to be finalized until the first quarter of 2027.

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Video business that will be eliminated from continuing operations. The following table presents key components of "Income (loss) from discontinued operations, net of tax" for all periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Revenue	$—	$51,890	$89,564	$151,256
Cost of revenue	—	17,060	28,244	50,325
Total gross profit	—	34,830	61,320	100,931
Operating expenses:
Research and development	—	10,998	24,341	34,133
Selling, general and administrative	—	17,843	44,915	52,872
Restructuring and related charges	—	200	—	422
Total operating expenses	—	29,041	69,256	87,427
Income (loss) from discontinued operations	—	5,789	(7,936)	13,504
Interest expense, net	—	(183)	(261)	(509)
Other income (expense), net	—	(327)	—	1,673
Loss on sale of discontinued operations	(995)	—	(7,246)	—
Income (loss) from discontinued operations before income taxes	(995)	5,279	(15,443)	14,668
Provision for income taxes	2,461	2,070	9,727	4,160
Income (loss) from discontinued operations, net of tax	$(3,456)	$3,209	$(25,170)	$10,508

The Company will continue to be involved with the Buyer pursuant to a transition services agreement, through which the Company and the Buyer will continue to provide certain services (mainly IT support and facilities) to each other over a period of up to 12 months following the date of sale. Certain services may be extended for up to an additional three months upon mutual agreement. During the three and nine months ended October 2, 2026, the Company recognized income of $2.7 million and $3.2 million respectively, for services provided to the Buyer and expenses of $0.5 million and $0.6 million, respectively, for services received from the Buyer under the transition services agreement, which are included in operating expenses within continuing operations.

Cash flows from discontinued operations are not separately presented on the face of the consolidated statement of cash flows. The following table presents the significant operating and investing cash flow items related to the Video business:

	Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025
Operating activities:
Stock-based compensation	$8,619	$7,657
Depreciation	—	777
Investing activities:
Purchase of property and equipment	$172	$690

NOTE 4: BUSINESS COMBINATION

On July 31, 2026, the Company, through its subsidiary Harmonic Brazil, acquired 100 percent of the outstanding shares of INT6 Tecnologia S.A. ("INT6"), a Brazilian technology company specializing in automation and management platforms for fiber-optic networks serving internet service providers and telecommunications operators, for total consideration of $3.4 million. The acquisition strengthens the Company's position in the Latin American broadband market and expands its software portfolio for network service providers.

The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

The consideration comprises of $1.8 million paid at closing, including $0.7 million applied to settle dividends INT6 owed to its founders, and $1.6 million, the present value of $2.0 million retained by the Company as security for the sellers' indemnification obligations and payable in installments over five years. The preliminary allocation of the consideration to the assets acquired and liabilities assumed is as follows (in thousands):

(in thousands)	Amount
Net tangible assets	$72
Intangible assets: developed technology	647
Intangible assets: customer relationships	107
Intangible assets: trade name	106
Goodwill	2,799
Deferred tax liabilities	(292)
Total consideration	$3,439

Net tangible assets comprise cash, receivables and property and equipment, net of current liabilities, which are not material individually or in the aggregate. Developed technology, customer relationships and the trade name are amortized over estimated remaining useful lives of three, one and one years, respectively, reflecting the periods over which they are expected to contribute to cash flows. Goodwill of $2.8 million is attributable to the synergies expected from integrating the Company's broadband products with INT6's technology and expanding in Latin America, and to the assembled workforce; none of it is expected to be deductible for tax purposes.

In connection with the acquisition, the Company agreed to pay up to $5.25 million to selling shareholders who became employees of the Company, in three annual installments. The payments are subject to those shareholders' continued employment, other than on certain terminations, and, for the first two installments, to revenue targets and integration and development milestones. They are accounted for as compensation for post-combination services, separately from the business combination, and will be recognized as expense over the service period of each installment. The Company recognized $0.5 million of this expense in the three months ended October 2, 2026, within operating expenses.

NOTE 5: CONTRACT ASSETS AND DEFERRED REVENUE

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).

Contract assets and deferred revenue consisted of the following:

	As of
(in thousands)	October 2, 2026	December 31, 2025
Contract assets	$1,256	$1,959
Deferred revenue	$21,812	$33,006

Contract assets and the non-current portion of deferred revenue are reported as components of “Prepaid expenses and other current assets” and “Other non-current liabilities,” respectively, on the condensed consolidated balance sheets.

Revenue recognized during the three months ended October 2, 2026 and September 26, 2025 that was included within the deferred revenue balance at January 1, 2026 and January 1, 2025, was $4.8 million and $2.3 million, respectively. Revenue recognized during the nine months ended October 2, 2026 and September 26, 2025 that was included within the deferred revenue balance at January 1, 2026 and January 1, 2025, was $27.4 million and $11.6 million, respectively.

Remaining performance obligations represent contracted revenues that have not yet been recognized and include deferred revenue and unbilled amounts that will be recognized as revenue in the future. The aggregate balance of the Company’s remaining performance obligations as of October 2, 2026 was $534.0 million, 72% of which is expected to be recognized as revenue over the next 12 months and the remainder thereafter.

Refer to Note 12, “Segment Information” for disaggregated revenue information.

NOTE 6: LEASES

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Operating lease cost	$807	$1,692	$3,884	$5,136
Variable lease cost	308	301	1,029	854
Total lease cost	$1,115	$1,993	$4,913	$5,990

Supplemental cash flow information related to leases are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Cash paid for operating lease liabilities	$1,545	$1,537	$4,879	$4,520
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,252	$1,705	$2,640

During the three and nine months ended October 2, 2026, the Company recorded additional lease-related impairment and other charges of $0.2 million and $0.6 million, respectively. The charges consisted of $0.2 million and $0.3 million in right-of-use asset impairments for the three and nine months ended October 2, 2026, respectively, and $0.3 million related to the fair value of other unrecoverable facility costs for the nine months ended October 2, 2026. These adjustments were driven by changes in underlying assumptions, including updated estimates of space utilization, sublease recoverability, and expected cost obligations.

NOTE 7: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet components:

Inventories:	As of
(in thousands)	October 2, 2026	December 31, 2025
Finished goods	$66,889	$32,430
Raw materials	22,686	8,452
Work-in-process	1,209	4,393
Service-related spares	4,041	2,565
Total	$94,825	$47,840

Prepaid expenses and other current assets:	As of
(in thousands)	October 2, 2026	December 31, 2025
Prepaid expenses	$12,296	$7,107
Contract assets	1,256	1,959
Other current assets (1)	11,304	3,464
Total	$24,856	$12,530

(1) Balances as of October 2, 2026 and December 31, 2025 each included restricted cash of $0.4 million. Balance as of October 2, 2026 also includes a $3.4 million receivable from the Buyer.

Property and equipment, net:	As of
(in thousands)	October 2, 2026	December 31, 2025
Machinery and equipment	$65,992	$76,971
Capitalized software	26,426	27,163
Leasehold improvements	25,138	25,336
Furniture and fixtures	1,568	2,569
Construction-in-progress	3,118	2,557
Property and equipment, gross	122,242	134,596
Less: accumulated depreciation and amortization	(98,665)	(108,948)
Total	$23,577	$25,648

Other current liabilities:	As of
(in thousands)	October 2, 2026	December 31, 2025
Accrued employee compensation and related expenses	$17,902	$13,560
Income tax payable	8,603	367
Accrued customer rebates	13,826	7,270
Accrued liabilities for excess and obsolete inventory	7,148	8,330
Other (2)	23,302	18,761
Total	$70,781	$48,288

(2) Balance as of October 2, 2026 also includes a $5.1 million payable due to the Buyer.

NOTE 8: DEBT

Revolving and Term Facilities

In December 2023, the Company entered into a five-year Credit Agreement (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company from time-to-time party thereto, the lenders from time-to-time party thereto, and Citibank N.A., as administrative agent for the lenders. As amended in December 2024, the Credit Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $160.0 million (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a secured delayed draw term loan facility in an aggregate principal amount of up to $40.0 million (the “Term Facility”). The Revolving Facility and the Term Facility both mature on December 21, 2028. The proceeds of the loans under the Revolving Facility may be used for general corporate purposes. The proceeds of the loans under the Term Facility were required to be used to repurchase, redeem, acquire or otherwise settle the 2024 Notes. In April 2024, the Company borrowed all $40.0 million under the Term Facility in connection with settling conversions of the 2024 Notes. The Credit Agreement also includes an uncommitted accordion feature whereby the Company may increase the Revolving Facility and/or establish one or more new term loan facilities by an aggregate amount not to exceed $100.0 million during the term of the Credit Agreement, subject to certain conditions, including lender consent. In December 2024, the Company amended the Credit Agreement, increasing the revolving credit commitments from an aggregate principal amount of up to $120.0 million to $160.0 million. As a result, the Company's capacity under the accordion was reduced from $100.0 million to $60.0 million.

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

The Credit Agreement contains customary affirmative and negative covenants. The Company is also required to maintain compliance with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, in each case, determined in accordance with the terms of the Credit Agreement. As of October 2, 2026, the Company was in compliance with the covenants under the Credit Agreement.

Repayment of the principal amount of the term loans began on December 31, 2024, in quarterly installments equal to 1.25% of the initial borrowing of $40.0 million, increasing to 1.875% beginning December 31, 2025, and to 2.50% beginning December 31, 2027. As of October 2, 2026, the Company had repaid $5.0 million of these installments, and $3.0 million was due in the following twelve months and was therefore classified as current portion of long-term debt on the condensed consolidated balance sheet. On July 7, 2026, the Company used cash on hand to repay in full the $75.0 million balance outstanding under its Revolving Facility. As of October 2, 2026, the Company had outstanding borrowings of $35.0 million under the Term Facility, $0.3 million of letters of credit issued, and $159.7 million of remaining capacity under the Revolving Facility. The carrying value of the borrowings under the Credit Agreement approximate their fair value because they bear interest at a market rate.

For the three and nine months ended October 2, 2026, the Company incurred interest expenses of $0.6 million and $4.9 million, respectively, on these borrowings.

NOTE 9: STOCKHOLDERS’ EQUITY

Share-based Compensation Plans

The following table sets forth the detailed allocation of the share-based compensation expense which was included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Cost of revenue	$402	$125	$1,475	$744
Research and development	1,026	1,268	2,854	3,287
Selling, general and administrative	4,629	3,764	14,576	11,798
Total	$6,057	$5,157	$18,905	$15,829

Restricted Stock Units

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2025	4,135	$10.36
Granted	2,650	10.12
Vested	(2,361)	10.35
Forfeited	(364)	10.11
Balance at October 2, 2026	4,060	$10.23

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

As of October 2, 2026, an aggregate of 9,849,609 shares of common stock were reserved for issuance under the 2025 Equity Incentive Plan, of which 5,525,046 shares remained available for future grants.

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

During the three months ended October 2, 2026, the Company repurchased and retired approximately 0.3 million shares of the Company's common stock for an aggregate amount of $3.6 million. During the nine months ended October 2, 2026, the Company repurchased and retired approximately 4.5 million shares of the Company’s common stock for an aggregate amount of $46.6 million. As of October 2, 2026, approximately $74.4 million of share repurchase authorization remained available for repurchases under this program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the nine months ended October 2, 2026 and September 26, 2025, the Company recorded excise taxes of $0.2 million and $0.5 million, respectively, as a component of accumulated deficit to account for the incremental cost of the shares repurchased.

NOTE 10: FAIR VALUE MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	October 2, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$80,627	$—	$—	$80,627	$25,322	$—	$—	$25,322

The Company’s financial instruments not recorded at fair value on a recurring basis were as follows:

	October 2, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Long-term debt	$34,875	$—	$34,875	$—	$112,084	$—	$112,084	$—

The carrying values of the amounts outstanding under the Credit Agreement approximate fair value because its variable interest rates are tied to market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company.

NOTE 11: NET INCOME PER SHARE

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

The following table sets forth the computation of the basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Numerator:
Income (loss) from continuing operations	$18,094	$(515)	$44,793	$997
Income (loss) from discontinued operations	(3,456)	3,209	(25,170)	10,508
Net income	$14,638	$2,694	$19,623	$11,505
Denominator:
Weighted average number of shares outstanding:
Basic	109,111	112,982	109,161	114,221
Restricted stock units	1,148	—	1,252	376
Stock purchase rights under the ESPP	—	—	20	5
Diluted	110,259	112,982	110,433	114,602
Net income (loss) per share:
Basic:
Continuing operations	$0.17	$(0.00)	$0.41	$0.01
Discontinued operations	(0.04)	0.02	(0.23)	0.09
Basic net income per share	$0.13	$0.02	$0.18	$0.10

Diluted:
Continuing operations	$0.16	$(0.00)	$0.41	$0.01
Discontinued operations	(0.03)	0.02	(0.23)	0.09
Diluted net income per share	$0.13	$0.02	$0.18	$0.10

The following table sets forth the potential dilutive shares that were excluded from the computation of diluted net income per share, because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Restricted stock units	43	894	248	1,022
Stock purchase rights under the ESPP	153	374	51	241
Total	196	1,268	299	1,263

NOTE 12: SEGMENT INFORMATION

Historically, the Company managed its business through two reportable segments: Broadband and Video. Following the sale of the Video business, the Company’s continuing operations now consist of a single reportable segment: Broadband. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), now evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s consolidated results. The Company's CODM does not evaluate operating results using asset or liability information.

The following table is a reconciliation of the Company's measure of segment profit or loss, significant segment expenses and other segment items:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Total net revenue	$148,838	$90,492	$403,995	$262,288
Less significant expenses and other segment items:
Cost of revenue	71,317	48,068	191,898	132,980
Research and development expense	22,531	17,432	62,782	53,069
Selling, general and administrative	22,008	14,918	58,977	47,146
Segment operating income	32,982	10,074	90,338	29,093
Stock-based compensation	(6,057)	(5,157)	(18,905)	(15,829)
Restructuring and related charges	103	(887)	103	(1,315)
Divestiture related employee compensation costs	(450)	—	(450)	—
Non-recurring advisory fees	(214)	—	(214)	—
Asset impairment and related charges	(205)	—	(633)	(1,637)
Segment income from operations	26,159	4,030	70,239	10,312
Non-operating expense, net	(360)	(561)	(3,142)	(4,775)
Income from continuing operations before income taxes	$25,799	$3,469	$67,097	$5,537

Together with stock-based compensation, the Company does not allocate restructuring and related charges, asset impairment charges and other non-recurring expenses (none in either period presented) to the operating income of its reportable segment because management does not include this information in the measurement of the performance of the operating segment.

Disaggregation of Revenues

The following table provides a summary of total revenues disaggregated by type:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Product sales	$117,134	$72,476	$312,851	$213,954
Professional services	20,053	3,703	45,111	6,351
Total Appliance and integration	137,187	76,179	357,962	220,305
Total SaaS and service	11,651	14,313	46,033	41,983
Total revenue	$148,838	$90,492	$403,995	$262,288

The following table provides a summary of total revenues by geographic region:

Net revenue:	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
United States (1)	$129,264	$69,913	$339,843	$202,119
Other countries (1)	19,574	20,579	64,152	60,169
Total	$148,838	$90,492	$403,995	$262,288

Americas	$133,063	$80,040	$360,096	$235,346
EMEA	10,993	9,717	29,873	24,113
APAC	4,782	735	14,026	2,829
Total	$148,838	$90,492	$403,995	$262,288

(1) Revenue is attributed to countries based on the location of the customer.

Customer Concentration

Net revenue:	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Top 2 customers (2)	$80,103	$56,306	$235,257	$165,420
Rest-of-Market	68,735	34,186	168,738	96,868
Total	$148,838	$90,492	$403,995	$262,288

(2) Based on largest subscriber footprint.

During the three months ended October 2, 2026, four of the Company's customers accounted for approximately 37%, 16%, 11% and 11%, respectively, of its net revenue, compared to one customer accounted for approximately 59% of the Company's net revenue during the three months ended September 26, 2025.

During the nine months ended October 2, 2026, two of the Company's customers accounted for approximately 39% and 19%, respectively, of our net revenue, compared to one customer accounted for approximately 54% of the Company's net revenue during the nine months ended September 26, 2025.

No single country, other than the United States, accounted for 10% or more of the Company’s net revenues for the three and nine months ended October 2, 2026 and September 26, 2025, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Bank Guarantees and Standby Letters of Credit

As of October 2, 2026 and December 31, 2025, the Company has outstanding bank guarantees and standby letters of credit in aggregate of $0.3 million for both periods, consisting of building leases and performance bonds issued to customers.

Purchase Commitments

As of October 2, 2026, the Company had approximately $112.5 million of commitments to purchase goods and services.

Indemnification

The Company is obligated to indemnify its officers and its directors pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). In addition, the Company and the Buyer of the Video business have agreed to indemnify each other for certain losses arising under the APA. There have been no amounts accrued in respect of the indemnification provisions through October 2, 2026.

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

NOTE 14: SUBSEQUENT EVENT

Subsequent to October 2, 2026, and through October 21, 2026, the Company repurchased approximately 1.5 million shares of the Company's common stock for an aggregate amount of $16.4 million pursuant to a 10b5-1 trading plan.

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

As previously reported, on December 8, 2025, we entered into a Put Option Agreement to sell our Video business to Leone Media Inc. (d/b/a MediaKind) (the “Buyer”) for a purchase price of $145 million in cash. On March 20, 2026, we executed the Asset Purchase Agreement ("APA") to complete the transaction. On June 16, 2026, we completed the sale of our Video business to the Buyer pursuant to the APA. Proceeds from the sale were $137.9 million paid at closing, subject to final adjustment under the terms of the APA. The results of the Video business are presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. The assets and liabilities of the Video business have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheet for all prior periods presented. The Company and Buyer are in the process of finalizing the post-closing adjustments, which are currently expected to be completed in the first quarter of 2027.

Unless otherwise noted, all amounts, percentages and discussions below reflect only the results of operations and financial condition of our continuing operations. Refer to "Discontinued Operations" below and Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on discontinued operations.

On July 31, 2026, the Company, through its subsidiary Harmonic Brazil, acquired 100 percent of the outstanding shares of INT6 Tecnologia S.A. ("INT6"), a Brazilian technology company specializing in automation and management platforms for fiber-optic networks serving internet service providers and telecommunications operators, for total consideration of $3.4 million. The INT6 financial results have been accounted for in our condensed consolidated financial statements since the acquisition date. Refer to Note 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Our critical accounting estimates are disclosed in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 24, 2026. There have been no significant changes to these estimates during the nine months ended October 2, 2026.

ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, refer to Note 2 to the condensed consolidated financial statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Net Revenue

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Appliance and integration	$137,187	$76,179	$61,008	80%	$357,962	$220,305	$137,657	62%
as % of total net revenue	92%	84%			89%	84%
SaaS and service	11,651	14,313	(2,662)	(19)%	46,033	41,983	4,050	10%
as % of total net revenue	8%	16%			11%	16%
Total net revenue	$148,838	$90,492	$58,346	64%	$403,995	$262,288	$141,707	54%

Appliance and integration net revenue increased by $61.0 million and $137.7 million for the three and nine months ended October 2, 2026, respectively, compared to the corresponding period in 2025. The increases were primarily driven by customers ramping up new deployments in the Americas, which contributed to $50.6 million and $114.5 million of the increase for the three and nine months ended October 2, 2026, respectively. Outside plant services accounted for $10.5 million and $20.9 million of the increase for the three and nine months ended October 2, 2026, respectively.

SaaS and service net revenue decreased by $2.7 million for the three months ended October 2, 2026, compared to the corresponding period in 2025, primarily due to a $4.4 million decrease from the completion of a multi-year custom development project in the second quarter of 2026, partially offset by a $1.7 million increase in support services.

SaaS and service net revenue increased by $4.1 million for the nine months ended October 2, 2026, compared to the corresponding period in 2025, primarily due to a $7.1 million increase in support services, partially offset by a $3.0 million decrease from the completion of a multi-year custom development project in the second quarter of 2026.

Gross Profit

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Gross profit	$77,119	$42,299	$34,820	82%	$210,622	$128,565	$82,057	64%
as % of total net revenue (“gross margin”)	51.8%	46.7%			52.1%	49.0%

Our gross margins are dependent upon, among other factors, the proportion of software sales, product mix, supply chain impacts, customer mix, product introduction costs, price reductions granted to customers and achievement of cost reductions.

Our gross margin improved by 510 basis points and 310 basis points in the three- and nine-months periods ended October 2, 2026, respectively, compared to the corresponding periods in 2025, primarily due to a favorable product mix associated with increased customer deployments in North America.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Research and development	$23,558	$18,701	$4,857	26%	$65,638	$56,357	$9,281	16%
as % of total net revenue	16%	21%			16%	21%

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

Research and development expenses increased by $4.9 million, and $9.3 million, for the three- and nine-month periods ended October 2, 2026, respectively, compared to the corresponding period in 2025, mainly due to higher incentive compensation and increased investment to support business growth. The three month increase also reflects approximately $2.0 million of engineering costs, now recorded in research and development expenses rather than cost of revenue, following the completion of a multi-year custom development project in the second quarter of 2026.

As discussed previously, the results of the Video business have been classified as discontinued operations for all periods presented. Certain indirect corporate costs, such as IT and facility costs, previously allocated to the Video reporting segment, do not qualify for discontinued operations accounting classification and are now reported within continuing operations. These stranded costs, which are included in research and development expenses, were $0.3 million and $0.6 million for the three months ended October 2, 2026, and the corresponding period in 2025, respectively. The stranded costs were $0.9 million and $1.7 million for the nine months ended October 2, 2026 and the corresponding period in 2025, respectively.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Selling, general and administrative	$27,300	$18,681	$8,619	46%	$74,215	$58,944	$15,271	26%
as % of total net revenue	18%	21%			18%	22%

Selling, general and administrative expenses increased by $8.6 million, and $15.3 million, for the three- and nine-month periods ended October 2, 2026, respectively, compared to the corresponding periods in 2025, primarily due to higher incentive compensation and increased investment to support business growth.

As discussed above, the stranded costs resulting from the disposition of the Video business included in selling, general and administrative expense were $1.0 million and $4.5 million for the three- and nine-month periods ended October 2, 2026, respectively. The stranded costs were $1.2 million and $3.1 million for the corresponding periods in 2025.

Asset Impairment and Related Charges

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Asset impairment and related charges	$205	$—	$205	*	$633	$1,637	$(1,004)	(61)%

*not meaningful

During the three months ended October 2, 2026, the Company recorded additional lease-related impairment and other charges of $0.2 million, primarily consisting of right-of-use asset impairments.

During the nine months ended October 2, 2026 the Company recorded additional lease-related impairment and other charges of $0.6 million, which consisted of $0.3 million in right-of-use asset impairments, and $0.3 million in leasehold improvement asset impairments. These adjustments were driven by changes in underlying assumptions, including updated estimates of space utilization, sublease recoverability, and expected cost obligations.

Restructuring and Related Charges

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Restructuring and related charges	$(103)	$887	$(990)	*	$(103)	$1,315	$(1,418)	*

*not meaningful

Restructuring and related charges decreased by $1.0 million and $1.4 million in the three and nine months ended October 2, 2026, respectively, compared to the corresponding periods in 2025, primarily due to higher severance and employee benefits costs recorded in the prior periods and a reversal of previously accrued charges in the current periods.

Interest Income (Expense), Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Interest income (expense), net	$231	$(1,001)	$1,232	*	$(1,930)	$(3,402)	$1,472	(43)%

*not meaningful

Interest income (expense), net improved by $1.2 million and $1.5 million in the three and nine months ended October 2, 2026, respectively, compared to the corresponding periods in 2025, primarily due to lower interest expense following the repayment in full of the $75.0 million balance outstanding under our Revolving Facility in July 2026 and higher interest income on increased cash balances following the sale of the Video business.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Other income (expense), net	$(591)	$440	$(1,031)	*	$(1,212)	$(1,373)	$161	(12)%

*not meaningful

Other income (expense), net decreased by $1.0 million and increased by $0.2 million in the three and nine months ended October 2, 2026, respectively, compared to the corresponding periods in 2025, primarily due to fluctuations in foreign currency exchange rates against the U.S. dollar.

Income Taxes

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 2, 2026	September 26, 2025	Change		October 2, 2026	September 26, 2025	Change
Provision for income taxes	$7,705	$3,984	$3,721	93%	$22,304	$4,540	$17,764	*

*not meaningful

The provision for income taxes increased by $3.7 million during the three months ended October 2, 2026, compared to the corresponding period in 2025, primarily due to higher pretax income in the current period.

The provision for income taxes increased by $17.8 million during the nine months ended October 2, 2026, compared to the corresponding period in 2025, primarily due to higher pretax income and $4.6 million of withholding taxes on the distribution from a foreign subsidiary in the current period.

Liquidity and Capital Resources

We expect to continue to manage our cash from operations effectively, together with deploying cash in working capital for growth. The cash we generate from our operations enables us to fund ongoing operations, our research and development projects for new products and technologies, and other business activities. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations and the growth of our business, to take advantage of unanticipated strategic opportunities, or to strengthen our financial position, including through drawdowns on existing or new debt facilities or new debt and equity financing. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following October 2, 2026, and over the longer-term.

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

As of October 2, 2026, we had an outstanding principal amount equal to $35.0 million under our Credit Agreement, consisting of our Term Facility, of which $3.0 million is scheduled to become due in the 12-month period following October 2, 2026. On July 7, 2026, we used cash on hand to repay in full the $75.0 million balance outstanding under our Revolving Facility. As of October 2, 2026, our total minimum lease payments are $20.0 million, of which $5.7 million is due within 12 months of October 2, 2026.

In February 2025, the Board of Directors authorized us to repurchase, from time to time, up to $200 million of our outstanding shares of common stock through February 2028 (the “Share Repurchase Authorization”), at such time and such prices as management may decide. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. As of October 2, 2026, approximately $74.4 million of the Share Repurchase Authorization remained available for repurchases under this program. Subsequent to October 2, 2026, and through October 21, 2026, we repurchased approximately 1.5 million shares of our common stock for an aggregate amount of $16.4 million pursuant to a 10b5-1 trading plan, after which approximately $58.0 million remained available under the Share Repurchase Authorization.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly from the sales of our products and services and, when applicable, proceeds from debt facilities and debt and equity offerings.

As of October 2, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $142.8 million, net accounts receivable of $117.1 million, and $159.7 million remaining available under the Revolving Facility of our Credit Agreement.

Our cash and cash equivalents of $142.8 million as of October 2, 2026 consisted of bank deposits held throughout the world and money market funds, of which $58.1 million was held outside of the United States. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we may be required to accrue and pay additional U.S. and foreign withholding taxes in order to repatriate these funds. As discussed above, we plan to use the proceeds from the sale of the Video business to support strategic growth initiatives and to further fund our share repurchase program. We do not expect the disposition of the Video business to have a material impact on our ongoing liquidity and capital resources.

Summary of Cash Flows

The table below sets forth selected cash flow data:

	Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025
Net cash provided by (used in):
Operating activities	$23,949	$95,678
Investing activities	124,323	(8,404)
Financing activities	(127,432)	(66,631)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(2,089)	5,283
Net increase in cash and cash equivalents	$18,751	$25,926

Operating Activities

Net cash provided by operating activities decreased $71.7 million in the first nine months of fiscal 2026, compared to the same period in fiscal 2025. The decrease was primarily due to a $109.6 million unfavorable change in accounts receivable, which used $35.5 million in the current period compared to providing $74.1 million in the prior period, when collections were elevated following strong fourth-quarter fiscal 2024 revenue. Cash used for inventory purchases, including memory, also increased $47.6 million as we took early delivery to secure supply for anticipated growth. These factors were partially offset by a $48.0 million favorable change in accounts payable, primarily due to the timing of vendor payments; a $25.0 million increase in non-cash deferred income tax expense; a $23.3 million favorable change in other liabilities; and an $8.1 million increase in net income.

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

Investing Activities

Net cash provided by investing activities increased by $132.7 million during the first nine months of fiscal 2026, compared to the corresponding period in 2025. The change was primarily due to cash proceeds from the sale of the Video business and lower capital expenditures in the current period, partially offset by cash paid for the acquisition of INT6, net of cash acquired.

Financing Activities

Net cash used in financing activities increased by $60.8 million during the first nine months of fiscal 2026, compared to the corresponding period in fiscal 2025, primarily due to the repayment of the $75.0 million balance outstanding under our Revolving Facility, partially offset by a $19.2 million decrease in stock repurchases in the current period.

Discontinued Operations

As previously noted, we classified the results of our Video business as discontinued operations in the consolidated statements of operations for all periods presented. The related assets and liabilities associated with the Video business were classified as held for sale in the consolidated balance sheets for the prior period presented.

Net sales from discontinued operations were nil and $89.6 million for the three and nine months ended October 2, 2026, respectively, compared to $51.9 million and $151.3 million for the prior year periods. The decreases in net sales during the current periods were primarily due to the completion of the sale of the Video business on June 16, 2026, for the nine months ended October 2, 2026. The losses from discontinued operations, net of tax, for the three and nine months ended October 2, 2026 were primarily attributable to the loss on disposal of the business, advisory fees and employee compensation costs related to the disposition of our Video business incurred in the current periods.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, they concluded that there has been no change in our internal control over financial reporting during the quarter ended October 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Such assertions arise in the normal course of our operations. The resolution of any such assertions and claims cannot be predicted with certainty. Refer to Note 13 of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details on legal proceedings.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to customer consolidation. Sales to our top 10 customers in the three and nine months ended October 2, 2026 accounted for approximately 91% and 89%, respectively, of our net revenue compared to 86% for both corresponding periods in 2025. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding domestically and internationally, we expect to see continuing industry consolidation activity and customer concentration.

During the three months ended October 2, 2026, four of our customers accounted for approximately 37%, 16%, 11% and 11%, respectively, of our net revenue, compared to one customer that accounted for approximately 59% of our net revenue during the three months ended September 26, 2025. During the nine months ended October 2, 2026, two of our customers accounted for approximately 39% and 19%, respectively, of our net revenue, compared to one customer accounted for approximately 54% of our net revenue during the nine months ended September 26, 2025. Further consolidation among cable operators and telecommunication companies could lead to additional revenue concentration for us. The loss of any significant customer, or any material reduction in orders from any other significant customer, or our failure to qualify our new products with any significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. If our significant customers deploy our solutions slower or at a scale that is lower than we anticipate, our operating results, financial condition and cash flows could be materially and adversely affected.

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

From time to time, we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed for a term expiring in October 2027.

Moreover, our products that use components may experience price fluctuations, shortages, or interruptions of supply. Geopolitical instability and the global use and evolution of AI has at times contributed to a reduction of components for our products, which may in turn increase costs, extend manufacturing lead times, and make it difficult for us to accurately project component demand and anticipate our needs. As AI-driven demand for chips and other components increases, the price of components may increase, or the components may not be available at all, and we may not be able to secure an adequate supply of components at reasonable prices or of acceptable quality to build and deliver products in a timely manner in the qualities needed. We may also need to use cash to secure inventory in anticipation of future growth, which may not materialize. We may not be able to diversify our component parts in a timely manner, which could harm our ability to produce or timely deliver our products to customers, impacting future sales. As a result, we may lose sales and experience increased component costs, which in turn may cause our revenue and gross margins to suffer.

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

As of October 2, 2026, we maintained facilities in Israel with a total of 195 employees, or approximately 35% of our worldwide workforce. Our Chief Executive Officer is also based in Israel. Our employees in Israel engage in a number of activities including research and development, product development, product management, supply chain management for certain product lines and sales activities.

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

We outsource a portion of our research and development and product support activities to our third-party partner, GlobalLogic, a Hitachi group company. Through GlobalLogic, we have a significant number of engineering resources located in and around Kyiv, Ukraine. Political, social and economic instability and unrest or violence in Ukraine from the ongoing military conflict with the Russian Federation have caused, and may continue to cause, disruptions to the business and operations of GlobalLogic, which could slow or delay the development work our outsourced engineering teams are undertaking for us. From the outset of the Russian invasion of Ukraine, our employees have been restricted from traveling to Ukraine and have directed and coordinated our outsourced engineering teams remotely. While we have not yet experienced any significant disruptions to our development work in Ukraine, any further escalation of military activity, political tensions, instability, unrest or conflict could disrupt or prevent the work of our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine, and/or cause GlobalLogic to relocate personnel to other locations or countries pursuant to its business continuity plans. Any resulting delays could negatively impact our product development efforts, operating results and our business. In addition, increased costs associated with managing or relocating our outsourced engineering teams in Ukraine, or engaging with alternative engineering resources outside of Ukraine, could negatively impact our operating results and financial condition.

We may not be able to effectively manage our operations.

As of October 2, 2026, we had 379 employees in our international operations, representing approximately 67% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software and SaaS-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

We are monitoring and managing our cash position in light of ongoing market conditions due to general economic and market conditions, volatility and uncertainty in the banking and financial services sector, overall fluctuations in U.S. equity markets, the Middle East and Russia-Ukraine conflicts, and related macroeconomic conditions. We believe that our existing cash of approximately $142.8 million as of October 2, 2026 will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products, bank failures and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

On December 21, 2023, we entered into a Credit Agreement, among the Company, certain subsidiaries of the Company from time to time party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent (the “Credit Agreement”). The obligations under the Credit Agreement and the other loan documents are required to be guaranteed by certain of our material subsidiaries and secured by substantially all of the assets of the Company and such subsidiary guarantors. As amended in December 2024, the Credit Agreement provides for a $160.0 million secured revolving loan facility (the “Revolving Facility”), with a $10.0 million sublimit for the issuance of letters of credit, and a $40.0 million secured delayed draw term loan facility (the “Term Facility”). To finance the settlement of the conversions of the 2024 Notes in connection with our delivery of the notice of redemption for such 2024 Notes, we drew down $75.0 million on the Revolving Facility and $40.0 million on the Term Facility, respectively. On July 7, 2026, we used cash on hand to repay in full the $75.0 million balance outstanding under our Revolving Facility. As of October 2, 2026, we had $159.7 million remaining available for borrowing under the Revolving Facility and no remaining amounts available for borrowing under the Term Facility.

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

A breach of any of these covenants could result in an event of default under the Credit Agreement. As of October 2, 2026, we were in compliance with all covenants under the Credit Agreement; however, if an event of default occurs, the lenders may terminate their commitments and accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us.

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

As of October 2, 2026, we had approximately $64.6 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of October 2, 2026, we held 73 issued U.S. patents and 7 issued foreign patents, and had 44 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Revenue derived from customers outside of the United States represented approximately 16% and 23% of our revenue for the nine months ended October 2, 2026, and September 26, 2025, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a portion of our revenue, and potentially increasing, percentage of our annual revenue for the foreseeable future. Furthermore, the majority of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the United States. In addition, we outsource a portion of our research and development activities to certain third-party partners with development centers located in different countries, particularly Ukraine.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company is authorized to repurchase, from time to time, shares of its outstanding common stock through open market purchases and 10b5-1 trading plans, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of October 2, 2026, approximately $74.4 million of the share repurchase authorization remained available.

The following table summarizes the repurchase activities for the three months ended October 2, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (in millions)
July 4, 2026 - July 31, 2026	—	$	n/a	—	$78.0
August 1, 2026 - August 28, 2026	—	$	n/a	—	$78.0
August 29, 2026 - October 2, 2026	311,148		$11.67	311,148	$74.4
Total	311,148			311,148

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

During the quarter ended October 2, 2026, we paid approximately $0.7 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 52,158 shares of common stock from employees in connection with such net share settlement at an average price of $13.17 per share. These shares may be deemed to be “issuer purchases” of shares.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended October 2, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial Officer

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) include:

(i) Condensed Consolidated Balance Sheets at October 2, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2026 and September 26, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 2, 2026 and September 26, 2025 (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended October 2, 2026 and September 26, 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2026 and September 26, 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: November 6, 2026